Form 10-Q
period 2009-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2009-08-31
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33637
Cumberland Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1765329 (I.R.S. Employer Identification No.)

2525 West End Avenue, Suite 950, Nashville, Tennessee (Address of principal executive offices)	37203 (Zip code)
(615) 255-0068
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2009
Common stock, no par value	19,955,343

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$11,829,551	$12,531,110
Accounts receivable, net of allowances	3,129,347	3,254,371
Inventories	1,762,776	1,108,376
Prepaid and other current assets	481,312	709,511
Income taxes receivable	—	1,800,632
Deferred tax assets	507,212	507,212

Total current assets	17,710,198	19,911,212

Property and equipment, net	432,413	505,174
Intangible assets, net	8,528,732	8,226,047
Deferred tax assets	1,000,031	1,000,031
Other assets	3,447,813	3,705,275

Total assets	$31,119,187	$33,347,739

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$1,250,000	$1,666,667
Current portion of other long-term obligations	457,915	1,263,491
Accounts payable	3,257,164	2,420,175
Other accrued liabilities	2,640,855	2,586,396

Total current liabilities	7,605,934	7,936,729

Revolving line of credit	1,825,951	1,825,951
Long-term debt, excluding current portion	3,750,000	2,916,666
Other long-term obligations, excluding current portion	382,487	159,165

Total liabilities	13,564,372	12,838,511

Commitments and contingencies

Redeemable common stock	—	630,000

Shareholders’ equity:
Cumberland Pharmaceuticals Inc. shareholders’ equity:
Convertible preferred stock — no par value; 3,000,000 shares
authorized; 812,749 shares issued and outstanding	2,604,070	2,604,070
Common stock — no par value; 100,000,000 shares authorized;
9,903,047 and 10,475,693(1) shares issued and outstanding
as of December 31, 2008 and June 30, 2009, respectively	13,500,034	14,331,181
Retained earnings	1,450,711	2,964,672

Total shareholders’ equity	17,554,815	19,899,923

Noncontrolling interests	—	(20,695)

Total equity	17,554,815	19,879,228

Total liabilities and equity	$31,119,187	$33,347,739

(1)	Number of shares issued and outstanding represents total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares of redeemable common stock at June 30, 2009 was 42,000.
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net revenues	$8,357,532	$9,820,613	$16,661,359	$19,225,212

Costs and expenses:
Cost of products sold	737,230	777,076	1,492,721	1,510,294
Selling and marketing	3,644,796	4,383,802	7,008,802	8,523,989
Research and development	918,460	2,630,725	2,028,402	3,400,842
General and administrative	1,021,639	1,236,435	2,104,733	2,681,298
Amortization of product license right	171,726	171,726	343,452	343,452
Other	25,193	26,733	51,222	54,196

Total costs and expenses	6,519,044	9,226,497	13,029,332	16,514,071

Operating income	1,838,488	594,116	3,632,027	2,711,141

Interest income	50,647	10,160	133,019	27,756
Interest expense	(10,377)	(84,224)	(123,981)	(181,935)

Net income before income taxes	1,878,758	520,052	3,641,065	2,556,962

Income tax expense	(820,335)	(232,637)	(1,187,392)	(1,063,696)

Net income	1,058,423	287,415	2,453,673	1,493,266

Net loss at subsidiary attributable to
noncontrolling interests	—	8,456	—	20,695

Net income attributable to common shareholders	$1,058,423	$295,871	$2,453,673	$1,513,961

Earnings per share attributable to common
shareholders — basic	$0.10	$0.03	$0.24	$0.15
Earnings per share attributable to common
shareholders — diluted	$0.07	$0.02	$0.15	$0.09

Weighted-average shares outstanding — basic	10,124,647	10,467,781	10,109,239	10,394,883

Weighted-average shares outstanding — diluted	16,116,104	16,046,844	16,263,889	16,087,448
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Cumberland Pharmaceuticals Inc. Shareholders					Non-
	Preferred stock		Common stock		Retained	controlling	Total
	Shares	Amount	Shares	Amount	earnings	interests	equity
Balance, December 31, 2008	812,749	$2,604,070	9,903,047	$13,500,034	$1,450,711	$—	$17,554,815
Issuance of common stock
for services received	—	—	11,750	182,091	—	—	182,091
Stock options granted
for services received	—	—	—	826,290	—	—	826,290
Exercise of options and
related tax benefit, net of
mature shares redeemed
for the exercise price and
statutory tax withholdings	—	—	564,914	191,936	—	—	191,936
Stock-based compensation -
employee stock option grants	—	—	—	313,064	—	—	313,064
Repurchase of common shares	—	—	(4,018)	(52,234)	—	—	(52,234)
Net and comprehensive income	—	—	—	—	1,513,961	(20,695)	1,493,266
Reclass of redeemable
common stock	—	—	—	(630,000)	—	—	(630,000)

Balance, June 30, 2009	812,749	$2,604,070	10,475,693	$14,331,181	$2,964,672	$(20,695)	$19,879,228

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$2,453,673	$1,493,266
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on early extinguishment of other long-term obligations	(38,577)	—
Depreciation and amortization expense	392,896	398,341
Nonemployee stock granted for services received	27,500	182,091
Nonemployee stock option grant expense	—	826,290
Stock-based compensation — employee stock options	121,725	313,064
Excess tax benefit derived from exercise of stock options	(156,758)	(2,842,825)
Noncash interest expense	63,113	29,376
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(627,785)	(125,024)
Inventory	1,110	654,400
Prepaid, other current assets and other assets	625,462	743,951
Accounts payable and other accrued liabilities	(8,332)	(986,592)
Other long-term obligations	47,856	582,254

Net cash provided by operating activities	2,901,883	1,268,592

Cash flows from investing activities:
Additions to property and equipment	(54,259)	(85,863)
Additions to patents	(41,791)	(34,551)

Net cash used in investment activities	(96,050)	(120,414)

Cash flows from financing activities:
Costs of initial public offering	(322,664)	(154,179)
Principal payments on note payable	(916,668)	(416,667)
Net borrowings on line of credit	500,000	—
Payment of other long-term obligations	(2,760,000)	—
Costs of financing for long-term debt and credit facility	—	(15,475)
Proceeds from exercise of stock options	39,098	4,296
Excess tax benefit derived from exercise of stock options	156,758	2,842,825
Payments made in connection with repurchase of common shares	—	(2,707,419)

Net cash used in financing activities	(3,303,476)	(446,619)

Net (decrease) increase in cash and cash equivalents	(497,643)	701,559

Cash and cash equivalents at beginning of period	10,814,518	11,829,551

Cash and cash equivalents at end of period	$10,316,875	$12,531,110

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$132,489	$116,848
Income taxes	598,239	93,969
Non-cash investing and financing activities:
Increase in incurred but unpaid costs of initial public offering	56,185	119,646
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) of Cumberland Pharmaceuticals Inc. and its subsidiaries (collectively, the “Company” or “Cumberland”) have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included on pages F-3 through F-27 in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), filed with the SEC on August 12, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three and six months ended June 30, 2008 and 2009.
Accounting Policies
In preparing the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and other available information. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
Note 2 in the Company’s consolidated financial statements for the year ended December 31, 2008 provides a summary of significant accounting policies followed in the preparation of the condensed consolidated financial statements. Other footnotes in the Company’s 2008 consolidated financial statements describe various elements of the condensed consolidated financial statements and the assumptions made in determining specific amounts.
Initial public offering costs of approximately $3.6 million are included in non-current assets and will be accounted for as a reduction of equity upon completion of the initial public offering. As of June 30, 2009, approximately $0.7 million of unpaid costs related to our initial public offering are included in accounts payable and other accrued liabilities.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving line of credit, long-term debt and other long-term obligations. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The terms of the revolving line of credit and term debt include variable interest rates, which approximate current market rates. The current portion of other long-term liabilities is primarily related to the milestone payments due to a third party as a result of the FDA approval of Caldolor in June 2009, and approximates fair value due to its short-term nature. The long-term portion of other long-term liabilities is primarily related to the difference between straight-line rent expense recognized during the course of our operating leases and the amount paid to the lessor, and is not subject to changes in fair value.
(2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This statement requires that noncontrolling interests in a subsidiary be classified as a component of equity in the consolidated balance sheet. In addition, the

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated results of operations must include amounts attributable to both the parent and the noncontrolling interests. As of the date of adoption of SFAS 160, the equity balance of the noncontrolling interests in Cumberland Emerging Technologies, Inc. (CET), the Company’s 85%-owned subsidiary, had been reduced to zero. In accordance with SFAS 160, the operating loss at CET for the three and six months ended June 30, 2009 was allocated between the Company and the noncontrolling interests.
The Company adopted the provisions of SFAS 165, Subsequent Events, in the second quarter of 2009. This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Prior to SFAS 165, the guidance for evaluating subsequent events was provided in the auditing literature. SFAS 165 was issued to include in the accounting hierarchy the requirement to evaluate subsequent events. See footnote 9 for disclosure of events occurring subsequent to June 30, 2009.
(3) EARNINGS PER SHARE
The following tables reconcile the numerator and the denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,
	2008	2009

Numerator:
Net income attributable to common shareholders	$1,058,423	$295,871

Denominator:
Weighted-average shares outstanding — basic	10,124,647	10,467,781
Convertible preferred stock shares	1,710,990	1,625,498
Dilutive effect of other securities	4,280,467	3,953,565

Weighted-average shares outstanding — diluted	16,116,104	16,046,844

	Six Months Ended June 30,
	2008	2009

Numerator:
Net income attributable to common shareholders	$2,453,673	$1,513,961

Denominator:
Weighted-average shares outstanding — basic	10,109,239	10,394,883
Convertible preferred stock shares	1,710,990	1,625,498
Dilutive effect of other securities	4,443,660	4,067,067

Weighted-average shares outstanding — diluted	16,263,889	16,087,448

As of June 30, 2008 and 2009, options to purchase 17,008 and 86,716 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) SEGMENT REPORTING
We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. All of the Company’s assets are located in the United States. The Company did not have sales to non-U.S. customers during the three month periods ended June 30, 2008 and 2009, respectively. Sales of $0 and $0.7 million were to non-U.S. customers during the six month periods ended June 30, 2008 and 2009, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Products:
Acetadote	$5,958,058	$7,239,776	$11,757,335	$14,373,206
Kristalose	2,352,884	2,518,728	4,831,270	4,747,344
Other	46,590	62,109	72,754	104,662

Total net revenues	$8,357,532	$9,820,613	$16,661,359	$19,225,212

(5) MILESTONE OBLIGATIONS
In June 2009, the Company received marketing approval for Caldolor, an injectable form of ibuprofen, from the Food and Drug Administration (“FDA”). The approval triggered a milestone obligation of approximately $1.0 million to a third party who assisted in a variety of development efforts related to Caldolor and is payable as follows: approximately $0.8 million due upon approval and the remaining $0.2 million due in equal monthly installments over the subsequent twelve months. As of June 30, 2009, the milestone obligation of approximately $1.0 million is included in the current portion of other long-term obligations in the condensed consolidated balance sheet and the expense is included as a component of research and development expenses in the condensed consolidated statement of income for the three and six months ended June 30, 2009.
In addition to the milestone obligation discussed above, the third party immediately vested in 60,000 performance-based options with an exercise price of $1.63 per share. The Company calculated the fair value of this award to be $13.41 using the Black-Scholes methodology and the following assumptions: expected term of 2.3 years, risk-free interest rate of 1.1%, volatility of 51% and an expected dividend yield of 0%. During the second quarter of 2009, the Company recognized approximately $0.8 million of research and development expense associated with this award.
As a result of the FDA’s approval of Caldolor, a third-party research institution from which the Company obtained the license rights to Caldolor vested in 10,000 shares of common stock valued at $150,000. The expense associated with the grant of stock is included in research and development expense during the second quarter of 2009.
(6) STOCK OPTIONS
In January 2009, two executives exercised options to purchase 730,680 shares of common stock with a weighted-average exercise price of $0.11 per share. Options were exercised using a net-share settlement feature that provided for an option holder to use 204,245 shares acquired upon exercise to settle the minimum statutory tax withholding requirements of approximately $2.7 million. In connection with these exercises, the Company agreed to repurchase up to $0.6 million in common stock, acquired upon exercise, during the first quarter of 2010 to provide for the settlement of the remaining tax liabilities associated with the exercise. The estimated repurchase amount is presented as redeemable common stock in the condensed consolidated balance sheet.
As a result of the exercise of the nonqualified options, the Company recognized a tax benefit of $2.8 million. The tax benefit was used to offset the estimated tax liability resulting from the results of operations for the six months ended June 30, 2009. The remaining tax benefit of approximately $1.8 million at June 30, 2009 is expected to be used by the end of 2009. Accordingly, the Company has recognized the income tax receivable as a current asset in the condensed consolidated balance sheet.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(7) COLLABORATIVE AGREEMENTS
The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under EITF 07-1, Accounting for Collaborative Arrangements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenue in the consolidated statements of income.
(8) CONTINGENCIES
During the second quarter of 2006, our Chief Executive, a Vice President of the Company, and the Company were named as co-defendants in Parniani v. Cardinal Health, Inc. et al., Case No. 0:06-cv-02514-PJS-JJG in the U.S. District Court in the District of Minnesota for unspecified damages based on workers’ compensation and related claims. In July 2007, the federal district court dismissed the case against the Company and its officers. The U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) affirmed this ruling in December 2008. The plaintiff filed a petition for rehearing en banc with the Eighth Circuit in February 2009. After this petition was denied in March 2009, the plaintiff filed a motion for stay of mandate with the Eighth Circuit in April 2009. The Eighth Circuit denied plaintiff’s motion for stay of mandate as well as the plaintiff’s subsequent motion appealing that denial in April 2009. The plaintiff requested an extension of time to file a petition for writ of certiorari with the U.S. Supreme Court in May 2009. The U.S. Supreme Court granted the plaintiff’s extension request until July 14, 2009. The plaintiff did not file a petition for writ of certiorari with the U.S. Supreme Court by the Supreme Court’s July 14, 2009 deadline. The plaintiff is a former employee of a third-party service provider to the Company. The service provider, which was also named as a co-defendant, agreed to assume control of the Company’s defense at its cost pursuant to a contract between the service provider and the Company. Based upon the information available to the Company to date, management believes that all asserted claims against the Company and the individual defendants are without merit. However, if any of the plaintiff’s claims are deemed to be meritorious upon rehearing, the Company expects to be indemnified by the service provider so that resolution of this matter is not expected to have a material adverse effect on the Company’s future financial results or financial condition.
(9) SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through August 31, 2009, the date the financial statements were issued. Based on this review, certain items were identified that required disclosure in these condensed consolidated financial statements, as noted below.
On August 10, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at $17.00 per share, raising gross proceeds of approximately $85.0 million. After deducting underwriting discounts of approximately $6.0 million and estimated offering expenses incurred by us of approximately $3.9 million, the net proceeds to the Company were approximately $75.2 million. Contemporaneously with the offering, each outstanding share of preferred stock was automatically converted into two shares of common stock.
In July 2009, the Company amended its debt agreement with Bank of America to provide for $18.0 million in term debt and a $4.0 million revolving credit facility, both with an interest rate of LIBOR plus an applicable margin based on the Company’s leverage ratio, as defined in the agreement. The term debt is payable in quarterly installments of $1.5 million beginning on March 31, 2010 and continuing until December 31, 2012. The revolving credit facility is due on December 31, 2012. The Company may be required to make additional principal payments on the term debt if the leverage ratio, as defined, exceeds 1.75 to 1.0 on an annual basis. The borrowings are collateralized by a first lien against all of the Company’s assets. The proceeds from the term debt are restricted for the payment in part of the minimum statutory tax withholding

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
requirements of approximately $24.6 million due from option holders who exercised options to purchase shares of our common stock at the pricing of the Company’s initial public offering. The consideration for that payment was the transfer to the Company of shares acquired upon exercise at the then-current fair market value of the Company’s common stock.
In August 2009, two executives exercised options to purchase 4,377,090 shares of common stock with a weighted-average exercise price of $0.55 per share. The options were exercised using a net-share settlement feature that provided for an option holder to use 1,445,074 shares acquired upon exercise to settle the minimum statutory tax withholding requirements of approximately $24.6 million. The payment of the exercise price of approximately $2.4 million was settled by the tendering of 140,788 shares of common stock by the optionees. As a result of the exercise, the Company recognized a tax benefit of approximately $25.5 million. A portion of this benefit is expected to be used in 2009, and the remainder will be used to offset future tax liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; significant leverage and debt service requirements of the Company; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 7 through 22 and “Special note regarding forward-looking statements” on page 23 of our Prospectus filed pursuant to Rule 424(b) under the Securities Act filed with the SEC on August 12, 2009. The Company does not undertake to publicly update or revise any of its forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes thereto.
OVERVIEW
We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded, prescription products. We are building our product portfolio primarily by acquiring rights to FDA-approved and late-stage development products and marketing them to specialty physician segments. Our primary target markets are hospital acute care and gastroenterology. Our current portfolio consists of two products marketed in the United States and one product recently approved by the FDA.
We pursued the development of Acetadote for the treatment of acetaminophen poisoning and acquired rights to clinical data to support its approval. Approval of the product was obtained in January 2004 and we began to market Acetadote in the second quarter of 2004, launching the product with a dedicated hospital sales force. In March 2006, we received approval from the FDA for the use of Acetadote in pediatric patients.
In April 2006, we acquired exclusive commercial rights in the U.S. to Kristalose, a gastroenterology product we had previously co-promoted under an arrangement with Bertek Pharmaceuticals Inc., a subsidiary of Mylan Laboratories Inc. In September 2006, we re-launched Kristalose under the Cumberland brand with a dedicated field sales force, targeting gastroenterologists and other high prescribers of laxative products.
Our research and development expenses have continued to grow because of our program to develop Caldolor. We completed the clinical program for Caldolor intended to support regulatory approval in 2008 and received that approval in June 2009. We expect research and development expenses to continue to be significant as we continue clinical work related to Caldolor and other products.
We have funded our operations with private equity capital of approximately $14 million since our inception in 1999. We have supplemented this equity funding by re-investing our profits and utilizing our credit facilities in order to support our operations.
Prior to 2007, our sales forces were contracted to us by a third party. In January 2007, we brought the hospital sales force in-house via our wholly-owned subsidiary, Cumberland Pharma Sales Corp. We continue to outsource the dedicated gastroenterology sales force. All expenses associated with the sales forces are included in selling and marketing expense. In 2000, we formed CET with Vanderbilt University and

Tennessee Technology Development Corporation to identify early-stage drug development activities. CET partners with universities and other research organizations to advance promising, early-stage product candidates through the development process and on to commercialization.
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations can result from competitive factors, new product acquisitions or introductions, the nature, scope and results of our research and development programs, pursuit of our growth strategy and other factors. As a result of these fluctuations, our historical financial results are not necessarily indicative of future results.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Management’s Discussion and Analysis for the year ended December 31, 2008 on pages 33 through 38 in the Prospectus filed pursuant to Rule 424(b) under the Securities Act filed with the SEC on August 12, 2009. There have been no changes to these policies or estimates as of June 30, 2009, except as noted below.
Accounting Estimates and Judgments
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, provision for income taxes, stock-based compensation, research and development expenses and intangible assets.
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48).
Our revenue is derived primarily from the product sales of Acetadote and Kristalose. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, discounts and damaged product, as well as provisions for sales related accruals for rebates, product returns and administrative fees and fee-for-services.

The following table reflects our sales-related accrual activity:

	Six months ended June 30,
Sales related accruals	2008	2009

Balance at beginning of period	$738,362	$1,040,203
Current provision	657,001	1,439,754
Current provision for prior period sales	(65,647)	58,000
Actual returns/credits	(448,729)	(1,275,586)

Balance at end of period	$880,987	$1,262,371

RESULTS OF OPERATIONS
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net revenues. Net revenues for the three months ended June 30, 2009 totaled approximately $9.8 million, representing an increase of approximately $1.5 million, or 18%, over the same period in 2008 with approximately $1.3 million related to Acetadote and approximately $0.2 million related to Kristalose. The increase in net revenues for Acetadote is primarily due to an increase in gross sales of approximately $1.7 million offset by an increase of approximately $0.5 million in sales discounts and allowances. Acetadote volume increased 16%, resulting in increased gross revenues of approximately $1.1 million, as we continued to gain market share in our target market. The remainder of the increase in gross sales of Acetadote was due to an increase in the selling price. The increase in gross sales of Kristalose was primarily due to an increase in the selling price.
For the three months ended June 30, 2009, gross sales were reduced by approximately $1.2 million, of which approximately $0.4 million related to damaged and expired product returns, approximately $0.2 million related to cash discounts, approximately $0.5 million related to fee-for-services and approximately $0.1 million related to rebates. For the three months ended June 30, 2008, gross sales were reduced by approximately $0.6 million, of which approximately $0.2 million related to damaged and expired product returns, approximately $0.2 million related to cash discounts, approximately $0.1 million related to fee-for-services and approximately $0.1 million related to rebates. We expect our fee-for-service expenses to increase in the future as we (1) enter into new wholesaler agreements and (2) launch Caldolor.
Cost of products sold. Cost of products sold for the three months ended June 30, 2009 totaled approximately $0.8 million, representing an increase of approximately $40,000, or 5%, over the same period in 2008. As a percentage of net revenues, cost of products sold decreased from 8.8% of net revenues for the three months ended June 30, 2008 to 7.9% of net revenues for the three months ended June 30, 2009. The decrease in cost of products sold as a percentage of net revenues was primarily due to a change in the sales mix between the periods. The launch of Caldolor is expected to increase our cost of products sold as a percentage of net revenue. The impact on future results of operations from the recognition of sales of Caldolor will depend on the relative proportion of sales that Caldolor has to total sales.
Selling and marketing. Selling and marketing expense for the three months ended June 30, 2009 totaled approximately $4.4 million, representing an increase of approximately $0.7 million, or 20%, over the same period in 2008. The increase was primarily due to marketing, advertising and market research for Caldolor as we prepare for our launch in the fourth quarter of 2009. In addition, we incurred additional royalty expense as a result of increased sales in the second quarter of 2009 as compared to the same period in 2008.

Research and development. Research and development expense for the three months ended June 30, 2009 totaled approximately $2.6 million, representing an increase of approximately $1.7 million, or 186%, over the same period in 2008. The increase was primarily due to the recognition of approximately $2.0 million of milestone obligations due upon FDA approval of Caldolor in June 2009. The milestone payments include approximately $1.0 million of cash payments to a third-party who assisted in early development efforts with approximately $0.8 million due upon approval and the remaining $0.2 million due in equal monthly installments over the subsequent twelve months. In addition to the cash payments, the third party immediately vested in 60,000 stock options with a fair value of approximately $0.8 million at the time of approval, calculated using the Black-Scholes methodology. A separate third-party research institution immediately vested in 10,000 shares of common stock valued at $150,000 upon FDA approval.
The increase in research and development expense resulting from the milestone obligations was partially offset by a decrease in supplies expense in the second quarter of 2009 as compared to 2008. In the second quarter of 2008, we incurred setup and validation costs associated with entering into a new, secondary supplier agreement for Acetadote and Caldolor that did not reoccur in 2009.
General and administrative. General and administrative expense for the three months ended June 30, 2009 totaled approximately $1.2 million, representing an increase of approximately $0.2 million, or 21%, over the same period in 2008. The increase is primarily due to increased stock compensation expense due to the timing of when stock options were issued in 2009 as compared to 2008.
Income tax expense. Income tax expense for the three months ended June 30, 2009 totaled approximately $0.2 million, representing a decrease of approximately $0.6 million, or 72%, over the same period in 2008. As a percentage of net income before income taxes, income tax expense increased from 43.7% for the three months ended June 30, 2008 to 44.7% for the three months ended June 30, 2009. The increase was primarily due to an increase in incentive stock options expense in 2009 for which we do not receive a tax benefit.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net revenues. Net revenues for the six months ended June 30, 2009 totaled approximately $19.2 million, representing an increase of approximately $2.6 million, or 15%, over the same period in 2008. The increase in net revenues is primarily due to increase in gross sales of Acetadote of approximately $3.3 million offset by an increase of approximately $0.7 million of related sales discounts and allowances. Acetadote volume increased 16%, resulting in an increase in gross sales of approximately $2.2 million, as we continued to gain market share in our target market. The remainder of the increase in gross sales of Acetadote was due to an increase in the selling price. Net revenue for Kristalose during the six months ended June 30, 2009 remained consistent with the same period in 2008.
For the six months ended June 30, 2009, gross sales were reduced by approximately $2.2 million, of which approximately $0.7 million related to damaged and expired product returns, approximately $0.4 million related to cash discounts, approximately $0.8 million related to fee-for-services and approximately $0.3 million related to rebates. For the six months ended June 30, 2008, gross sales were reduced by approximately $1.2 million, of which approximately $0.5 million related to damaged and expired product returns, approximately $0.4 million related to cash discounts and approximately $0.2 million related to fee-for-services. We expect our fee-for-service expense to increase in the future as we (1) enter into new wholesaler agreements and (2) launch Caldolor.

Cost of products sold. Cost of products sold for the six months ended June 30, 2009 and 2008 totaled approximately $1.5 million and $1.5 million, respectively. As a percentage of net revenues, cost of products sold decreased from 9.0% for the six months ended June 30, 2008 to 7.9% for the six months ended June 30, 2009. The decrease in cost of products sold as a percentage of net revenues was primarily due to a change in the sales mix between the periods. The launch of Caldolor is expected to increase our cost of products sold as a percentage of net revenue. The impact on future results of operations from the recognition of sales of Caldolor will depend on the relative proportion of sales that Caldolor has to total sales.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2009 totaled approximately $8.5 million, representing an increase of approximately $1.5 million, or 22%, over the same period in 2008. The increase was primarily due to (1) increased marketing, advertising and market research for Caldolor and Acetadote, (2) increased payroll and related costs due to the expansion of our sales force, (3) increased royalty expense as a result of our increase in sales and (4) increased freight and distribution costs.
Research and development. Research and development expense for the six months ended June 30, 2009 totaled approximately $3.4 million, representing an increase of approximately $1.4 million, or 68%, over the same period in 2008. The increase was primarily due to the recognition of approximately $2.0 million of milestone obligations due upon the FDA approval of Caldolor in June 2009. The milestone payments include approximately $1.0 million of cash payments to a third-party who assisted in early development efforts, with approximately $0.8 million due upon approval and the remaining $0.2 million due in equal monthly installments over the subsequent twelve months. In addition to the cash payments, the third party immediately vested in 60,000 stock options with a fair value of approximately $0.8 million at the time of approval, calculated using the Black-Scholes methodology. A separate third-party research institution immediately vested in 10,000 shares of common stock valued at $150,000 upon FDA approval.
The increase in research and development expense resulting from the milestone obligations was offset by a decrease in supplies expense in the second quarter of 2009 as compared to 2008. In 2008, we incurred setup and validation costs associated with entering into a new, secondary supplier agreement for Acetadote and Caldolor that did not reoccur in 2009.
General and administrative. General and administrative expense for the six months ended June 30, 2009 totaled approximately $2.7 million, representing an increase of approximately $0.6 million, or 27%, over the same period in 2008. The increase is primarily due to (1) increased salary expense due to pay raises and personnel additions, (2) increased payroll-related taxes associated with the exercise of nonqualified options in January 2009 and (3) increased stock compensation expense due to the timing of when stock options were issued in 2009 as compared to 2008.
Income tax expense. Income tax expense for the six months ended June 30, 2009 totaled approximately $1.1 million, representing a decrease of approximately $0.1 million, or 10%, over the same period in 2008. As a percentage of net income before income taxes, income tax expense increased from 32.6% for the six months ended June 30, 2008 to 41.6% for the six months ended June 30, 2009. The increase was primarily due to (1) the recognition in the first quarter of 2008 of approximately $0.4 million of previously unrecognized tax benefits and (2) an increase in incentive stock options expense in 2009 for which we do not receive a tax benefit.
During the first quarter of 2009, an executive exercised nonqualified stock options that resulted in a tax benefit to us of approximately $2.8 million. The benefit did not impact our income tax expense; however, the benefit will be applied to offset future tax liabilities. As a result, we do not anticipate making significant income tax payments until the fourth quarter of 2009, the time at which we anticipate fully utilizing this benefit.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations and our borrowings. We believe that our internally generated cash flows and amounts available under our credit facilities will be adequate to service existing debt, finance internal growth and fund capital expenditures. As of December 31, 2008 and June 30, 2009, cash and cash equivalents was $11.8 million and $12.5 million, respectively, working capital (current assets minus current liabilities) was $10.1 million and $12.0 million, respectively, and our current ratio (current assets to current liabilities) was 2.3x and 2.5x, respectively. As of June 30, 2009, we had an additional $5.7 million available to us on our line of credit.
On August 10, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at $17.00 per share, raising gross proceeds of approximately $85.0 million. After deducting underwriting discounts of approximately $6.0 million and estimated offering expenses incurred by us of approximately $3.9 million, the net proceeds to the Company were approximately $75.2 million.
In July 2009, we amended our debt agreement with Bank of America to provide for $18.0 million in term debt and a $4.0 million revolving credit facility. We used $4.2 million of the proceeds from our initial public offering to repay the outstanding balance from our previous term debt agreement. Further, we used the proceeds from the new term debt to pay in part the minimum statutory tax withholding requirements of approximately $24.6 million due from option holders who exercised options to purchase shares of our common stock at the pricing of our initial public offering on August 10, 2009. The remaining balance due of approximately $6.6 million related to the minimum statutory tax withholding requirements was funded by our existing cash balances. As a result of the exercise, the Company recognized a tax benefit of approximately $25.5 million. A portion of this benefit is expected to be used in 2009, and the remainder will be used to offset future tax liabilities.
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,902	$1,269
Investing activities	(96)	(120)
Financing activities	(3,303)	(447)

Net (decrease) increase in cash and cash equivalents (1)	$(498)	$702

(1)	The sum of the individual amounts may not agree due to rounding.
Cash provided by operating activities for the six months ended June 30, 2009 of approximately $1.3 million was primarily due to net income of approximately $1.5 million offset by an increase in our accounts receivable balance of approximately $0.1 million.
Cash used by investing activities for the six months ended June 30, 2009 of approximately $0.1 million was primarily due to the purchase of property and equipment.
Cash used by financing activities for the six months ended June 30, 2009 of approximately $0.4 million was primarily due to principal payments on our term debt of $0.4 million.

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2009, we did not engage in any off-balance sheet arrangements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on our revolving credit facility and our term note payable. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage exposure to interest rate changes. The main objective of our cash investment activities is to preserve principal while maximizing interest income through low-risk investments.
The interest rate related to borrowings under our revolving credit facility and term debt is a variable rate of LIBOR plus an applicable margin, as defined in the debt agreement (3.81% at June 30, 2009). As of June 30, 2009, we had outstanding borrowings of approximately $6.4 million under our revolving credit facility and term debt combined. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $64,000.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. Acetadote is manufactured by a supplier that denominates supply prices in Canadian dollars. Additionally, some of our research and development is performed abroad. As of June 30, 2009, our outstanding payables denominated in a foreign currency totaled $0.2 million.
One of our supply agreements for Caldolor is denominated in Australian dollars. As of June 30, 2009, we have not incurred any costs for purchases of Caldolor from this supplier. The extent of our exposure to foreign currency gains or losses will depend on the quantity of our purchases and the exchange rate at the time the invoices are paid.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms, with much of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were not significant for the three and six months ended June 30, 2009. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.

ITEM 4T:	CONTROLS AND PROCEDURES
We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of June 30, 2009 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
Except as described below, we are not a party to litigation or other legal proceedings.
During the second quarter of 2006, our Chief Executive, a Vice President of ours, and we were named as co-defendants in Parniani v. Cardinal Health, Inc. et al., Case No. 0:06-cv-02514-PJS-JJG in the U.S. District Court in the District of Minnesota for unspecified damages based on workers’ compensation and related claims. In July 2007, the federal district court dismissed the case against us and our officers. The U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) affirmed this ruling in December 2008. The plaintiff filed a petition for rehearing en banc with the Eighth Circuit in February 2009. After this petition was denied in March 2009, the plaintiff filed a motion for stay of mandate with the Eighth Circuit in April 2009. The Eighth Circuit denied plaintiff’s motion for stay of mandate as well as the plaintiff’s subsequent motion appealing that denial in April 2009. The plaintiff requested an extension of time to file a petition for writ of certiorari with the U.S. Supreme Court in May 2009. The U.S. Supreme Court granted the plaintiff’s extension request until July 14, 2009. The plaintiff did not file a petition for writ of certiorari with the U.S. Supreme Court by the Supreme Court’s July 14, 2009 deadline. The plaintiff is a former employee of a third-party service provider to us. The service provider, which was also named as a co-defendant, agreed to assume control of our defense at its cost pursuant to a contract between the service provider and us. Based upon the information available to us to date, we believe that all asserted claims against us and the individual defendants are without merit. However, if any of the plaintiff’s claims are deemed to be meritorious upon rehearing, we expect to be indemnified by the service provider so that resolution of this matter is not expected to have a material adverse effect on our future financial results or financial condition.

ITEM 1A:	RISK FACTORS
Information regarding risk factors appears under “Risk Factors” on pages 7 through 22 and “Special note regarding forward-looking statements” on page 23 of our Prospectus filed pursuant to Rule 424(b) under the Securities act filed with the SEC on August 12, 2009. There have been no material changes in these risk factors.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 10, 2009, the Company’s Registration Statement on Form S-1 (File No. 333-142535) was declared effective for the Company’s initial public offering. On August 10, 2009 and pursuant to the Registration Statement, the Company sold 5,000,000 shares of Common Stock at a public offering price of $17.00 per share. The managing underwriters were UBS Investment Bank, Jefferies & Company, Wells Fargo Securities and Morgan Joseph.
As a result of the initial public offering, the Company received gross proceeds of $85.0 million. After deducting underwriting discounts and commissions of approximately $6.0 million and estimated offering expenses paid by the Company of approximately $3.9 million, the Company received net proceeds of approximately $75.2 million. None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associations, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

The Company used approximately $4.2 million of the net proceeds to pay off the existing term debt with Bank of America. The remaining proceeds have been invested in money market accounts until the final allocation has been determined. There have been no material changes in the planned expected use of the net proceeds from the offering.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on April 21, 2009 in Nashville, Tennessee. At the meeting, Dr. Lawrence W. Greer (8,338,681 votes for, 9,067 votes against and 110,000 votes abstained) and Thomas R. Lawrence (8,237,276 votes for, 110,472 votes against and 110,000 votes abstained) were elected to serve a three-year term as directors until 2012. Other directors whose terms continued after the annual meeting included A. J. Kazimi, Martin E. Cearnal and Dr. Robert G. Edwards.

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.
Dated: August 31, 2009	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

Dated: August 31, 2009	By:	/s/ David L. Lowrance
David L. Lowrance
Vice President and Chief Financial Officer

Index to Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.