Form 10-Q
period 2009-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2009-11-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-142535
Cumberland Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1765329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 West End Avenue, Suite 950, Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip code)
(615) 255-0068
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2009
Common stock, no par value	20,134,791

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$11,829,551	$79,541,274
Accounts receivable, net of allowances	3,129,347	7,282,371
Inventories	1,762,776	1,687,591
Prepaid and other current assets	481,312	2,536,202
Deferred tax assets	507,212	505,617

Total current assets	17,710,198	91,553,055

Property and equipment, net	432,413	597,238
Intangible assets, net	8,528,732	8,099,612
Deferred tax assets	1,000,031	990,661
Other assets	3,447,813	415,170

Total assets	$31,119,187	$101,655,736

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$1,250,000	$4,500,000
Current portion of other long-term obligations	457,915	204,027
Accounts payable	3,257,164	5,797,596
Other accrued liabilities	2,640,855	3,056,915

Total current liabilities	7,605,934	13,558,538
Revolving line of credit	1,825,951	1,825,951
Long-term debt, excluding current portion	3,750,000	13,500,000
Other long-term obligations, excluding current portion	382,487	180,652

Total liabilities	13,564,372	29,065,141

Commitments and contingencies

Redeemable common stock	—	1,930,000

Shareholders’ equity:
Cumberland Pharmaceuticals Inc. shareholders’ equity:
Convertible preferred stock — no par value; 3,000,000 shares authorized; 812,749 and 0 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	2,604,070	—
Common stock — no par value; 100,000,000 shares authorized; 9,903,047 and 20,129,791(1)shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	13,500,034	66,434,206
Retained earnings	1,450,711	4,252,809

Total shareholders’ equity	17,554,815	70,687,015

Noncontrolling interests	—	(26,420)

Total equity	17,554,815	70,660,595

Total liabilities and equity	$31,119,187	$101,655,736

(1)	Number of shares issued and outstanding represents total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares of redeemable common stock at September 30, 2009 was 119,209.
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net revenues	$8,602,709	$13,597,760	$25,264,068	$32,822,972

Costs and expenses:
Cost of products sold	735,492	1,761,069	2,228,213	3,271,363
Selling and marketing	3,620,243	6,087,807	10,629,045	14,611,796
Research and development	730,640	640,877	2,759,042	4,041,719
General and administrative	1,167,687	2,537,627	3,272,420	5,218,925
Amortization of product license right	171,726	171,726	515,178	515,178
Other	26,413	26,595	77,635	80,791

Total costs and expenses	6,452,201	11,225,701	19,481,533	27,739,772

Operating income	2,150,508	2,372,059	5,782,535	5,083,200

Interest income	53,257	14,285	186,276	42,041
Interest expense	(48,647)	(248,272)	(172,628)	(430,207)

Net income before income taxes	2,155,118	2,138,072	5,796,183	4,695,034

Income tax expense	(946,109)	(855,660)	(2,133,501)	(1,919,356)

Net income	1,209,009	1,282,412	3,662,682	2,775,678

Net loss at subsidiary attributable to noncontrolling interests	—	5,725	—	26,420

Net income attributable to common shareholders	$1,209,009	$1,288,137	$3,662,682	$2,802,098

Earnings per share attributable to common shareholders — basic	$0.12	$0.08	$0.36	$0.23
Earnings per share attributable to common shareholders — diluted	$0.07	$0.07	$0.22	$0.16
Weighted-average shares outstanding — basic	10,165,824	15,745,069	10,128,238	12,197,876
Weighted-average shares outstanding — diluted	16,644,395	19,183,606	16,501,805	17,143,348
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Cumberland Pharmaceuticals Inc. Shareholders					Non-
	Preferred stock		Common stock		Retained	controlling	Total
	Shares	Amount	Shares	Amount	earnings	interests	equity
Balance, December 31, 2008	812,749	$2,604,070	9,903,047	$13,500,034	$1,450,711	$—	$17,554,815

Initial public offering of common stock, net of offering costs	—	—	5,000,000	74,801,596	—	—	74,801,596

Conversion of preferred stock into common stock	(812,749)	(2,604,070)	1,625,498	2,604,070	—	—	—

Issuance of common stock for services received	—	—	20,250	333,193	—	—	333,193

Stock-based compensation - nonemployee stock options	—	—	—	840,499	—	—	840,499

Exercise of options and related tax benefit, net of mature shares redeemed for the exercise price and statutory tax withholdings	—	—	3,585,014	(24,216,029)	—	—	(24,216,029)

Stock-based compensation - employee stock options	—	—	—	455,502	—	—	455,502

Issuance of common stock warrants	—	—	—	97,575	—	—	97,575

Repurchase of common shares	—	—	(4,018)	(52,234)	—	—	(52,234)

Net and comprehensive income	—	—	—	—	2,802,098	(26,420)	2,775,678

Reclass of redeemable common stock	—	—	—	(1,930,000)	—	—	(1,930,000)

Balance, September 30, 2009	—	$—	20,129,791	$66,434,206	$4,252,809	$(26,420)	$70,660,595

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$3,662,682	$2,775,678
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on early extinguishment of other long-term obligations	(38,577)	—
Depreciation and amortization expense	589,721	605,514
Nonemployee stock granted for services received	104,716	205,693
Nonemployee stock option grant expense	—	840,499
Stock-based compensation — employee stock options	274,584	455,502
Excess tax benefit derived from exercise of stock options	(254,681)	(2,842,825)
Noncash interest expense	67,523	83,420
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(828,880)	(4,054,710)
Inventory	(849,460)	75,185
Prepaid, other current assets and other assets	849,062	936,286
Accounts payable and other accrued liabilities	613,983	3,299,235
Other long-term obligations	48,681	(455,723)

Net cash provided by operating activities	4,239,354	1,923,754

Cash flows from investing activities:
Additions to property and equipment	(60,996)	(199,312)
Additions to patents	(62,671)	(71,358)

Net cash used in investment activities	(123,667)	(270,670)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	85,000,000
Costs of initial public offering	(445,562)	(7,385,124)
Proceeds from borrowings on long-term debt	—	18,000,000
Principal payments on note payable	(1,375,002)	(5,000,000)
Net borrowings on line of credit	500,000	—
Payment of other long-term obligations	(2,760,000)	—
Costs of financing for long-term debt and credit facility	—	(189,660)
Proceeds from exercise of stock options	59,097	64,275
Excess tax benefit derived from exercise of stock options	254,681	2,842,825
Payments made in connection with repurchase of common shares	—	(27,273,677)

Net cash (used in) provided by financing activities	(3,766,786)	66,058,639

Net increase in cash and cash equivalents	348,901	67,711,723

Cash and cash equivalents at beginning of period	10,814,518	11,829,551

Cash and cash equivalents at end of period	$11,163,419	$79,541,274

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$173,690	$350,552
Income taxes	794,597	125,400
Non-cash investing and financing activities:
Increase in incurred but unpaid costs of initial public offering	59,306	—
Deferred financing costs	—	335,075
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) of Cumberland Pharmaceuticals Inc. and its subsidiaries (collectively, the “Company” or “Cumberland”) have been prepared on a basis consistent with the December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included on pages F-3 through F-27 in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), filed with the SEC on August 12, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three and nine months ended September 30, 2008 and 2009.
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
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving line of credit, long-term debt and other long-term obligations. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The terms of the revolving line of credit and term debt include variable interest rates, which approximate current market rates. The current portion of other long-term liabilities is primarily related to the milestone payments due to a third party as a result of the FDA approval of Caldolor in June 2009, and approximates fair value due to its short-term nature. The long-term portion of other long-term liabilities is primarily related to the difference between the straight-line rent expense recognized during the course of our operating leases and the amount paid to the lessor, and is not subject to changes in fair value.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk
The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits are in excess of the Federal Deposit Insurance Corporation (FDIC) limits.
(2) NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification has become the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for the quarter ended September 30, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. The adoption of the Codification did not have any impact on the Company’s consolidated financial statements
Effective January 1, 2009, the Company adopted a new accounting standard that requires noncontrolling interests in a subsidiary be classified as a component of equity in the consolidated balance sheet. In addition, the consolidated results of operations must include amounts attributable to both the parent and the noncontrolling interests. As of the date of adoption, the equity balance of the noncontrolling interests in Cumberland Emerging Technologies, Inc. (CET), the Company’s 85%-owned subsidiary, had been reduced to zero. In accordance with the new standard, the operating loss at CET for the three and nine months ended September 30, 2009 was allocated between the Company and the noncontrolling interests.
Effective April 1, 2009, the Company adopted a new accounting standard that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was effective for the second quarter ended June 30, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through November 12 2009, which is the day the financial statements were issued. During this period, no material recognizable subsequent events were identified that required adjustment to, or disclosure in, these consolidated financial statements.
Recently Issued but Not Yet Adopted Accounting Pronouncements
In October 2009, the FASB issued guidance setting forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The overall arrangement fee will be allocated to each element based on their relative selling prices. If an entity does not have a selling price for an element, then management must estimate the selling price. This guidance is effective for the Company for all revenue arrangements entered into or materially modified after January 1, 2011. Early adoption is permitted. The Company does not believe this standard will have a material impact on our consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) INITIAL PUBLIC OFFERING
On August 10, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $17.00 per share, raising gross proceeds of $85.0 million. After deducting underwriting discounts of approximately $6.0 million and offering costs incurred by us of approximately $4.2 million, the net proceeds to the Company were approximately $74.8 million. Contemporaneously with the offering, each outstanding share of preferred stock was automatically converted into two shares of common stock.
(4) DEBT
In July 2009, the Company amended its debt agreement to provide for $18.0 million in term debt and a $4.0 million revolving credit facility, both with an interest rate of LIBOR plus an applicable margin based on the Company’s leverage ratio, as defined in the agreement. The interest rate at September 30, 2009 was 5.75% per annum. The term debt is payable in quarterly installments of $1.5 million beginning on March 31, 2010 and continuing until December 31, 2012. The revolving credit facility is due on December 31, 2012. The Company may be required to make additional principal payments on the term debt if the leverage ratio, as defined, exceeds 1.75 to 1.0 on an annual basis. The borrowings are collateralized by a first lien against all of the Company’s assets. The proceeds from the term debt were restricted for the payment, in part, of the minimum statutory tax withholding requirements of approximately $24.6 million due from option holders who exercised options to purchase shares of our common stock at the pricing of the Company’s initial public offering. The consideration for that payment was the transfer to the Company of shares acquired upon exercise at the then-current fair market value of the Company’s common stock. In connection with the amendment of the debt agreement, the Company capitalized approximately $0.5 million of debt issue costs, of which $0.2 million related to the fair value of equity instruments issued to the lender.
(5) INCOME TAXES
In the third quarter of 2009, nonqualified stock options were exercised which resulted in a tax benefit to the Company of approximately $26.7 million. U.S. generally accepted accounting principles preclude the recognition of these tax benefits until the benefit can be used to offset income taxes payable. The Company does not believe the tax benefit generated from the exercise of these options will be utilized in 2009 to offset its tax liability. As a result, the Company has not recognized the tax benefit from the exercise of options in the third quarter. The tax benefit, with a corresponding increase to common stock, will be recognized in future periods when they are used to offset the income tax liability generated in those periods.
The Company was notified by the Internal Revenue Service that its 2007 consolidated tax returns have been selected for examination. The examination is scheduled to begin in the fourth quarter of 2009.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) EARNINGS PER SHARE
The following tables reconcile the numerator and the denominator used to calculate diluted earnings per share for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008	2009

Numerator:
Net income attributable to common shareholders	$1,209,009	$1,288,137

Denominator:
Weighted-average shares outstanding — basic	10,165,824	15,745,069
Convertible preferred shares	1,710,990	714,505
Dilutive effect of other securities	4,767,581	2,724,032

Weighted-average shares outstanding — diluted	16,644,395	19,183,606

	Nine Months Ended September 30,
	2008	2009

Numerator:
Net income attributable to common shareholders	$3,662,682	$2,802,098

Denominator:
Weighted-average shares outstanding — basic	10,128,238	12,197,876
Convertible preferred shares	1,710,990	1,320,717
Dilutive effect of other securities	4,662,577	3,624,755

Weighted-average shares outstanding — diluted	16,501,805	17,143,348

The calculation of diluted earnings per share excludes 206,670 and 231,185 outstanding options and warrants as of September 30, 2008 and 2009, respectively, because the effect would be antidilutive.
(7) SEGMENT REPORTING
We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. All of the Company’s assets are located in the United States. The Company did not have sales to non-U.S. customers during the three month periods ended September 30, 2008 and 2009. Sales of $0 and $0.7 million were to non-U.S. customers during the nine month periods ended September 30, 2008 and 2009, respectively.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Products:
Acetadote	$6,256,190	$7,686,250	$18,013,525	$22,059,455
Caldolor	—	3,246,370	—	3,246,370
Kristalose	2,296,718	2,476,400	7,127,988	7,223,744
Other	49,801	188,740	122,555	293,403

Total net revenues	$8,602,709	$13,597,760	$25,264,068	$32,822,972

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) MILESTONE OBLIGATIONS
In June 2009, the Company received marketing approval for Caldolor, an injectable form of ibuprofen, from the Food and Drug Administration (FDA). The approval triggered a milestone obligation of approximately $1.0 million to a third party who assisted in a variety of development efforts related to Caldolor and is payable as follows: approximately $0.8 million was paid in the third quarter of 2009 and the remaining $0.2 million is due in ten equal monthly installments through July 2010 and is included in the current portion of other long-term obligations in the condensed consolidated balance sheet. The milestone expense is included in research and development expenses in the condensed consolidated statement of income for the nine months ended September 30, 2009.
In addition to the milestone obligation discussed above, the third party immediately vested in performance-based options to acquire 60,000 common shares with an exercise price of $1.63 per share. The Company calculated the fair value of this award to be $13.41 per share using the Black-Scholes methodology and the following assumptions: expected term of 2.3 years, risk-free interest rate of 1.1%, volatility of 51% and an expected dividend yield of 0%. For the nine months ended September 30, 2009, the Company recognized approximately $0.8 million of research and development expense associated with this award.
As a result of the FDA’s approval of Caldolor, a third-party research institution from which the Company obtained the license rights to Caldolor vested in 10,000 shares of common stock valued at $150,000 at the time of issuance. The expense associated with the grant of stock is included in research and development expense for the nine months ended September 30, 2009.
(9) STOCK OPTIONS
In January 2009, options to purchase 773,556 shares of common stock were exercised with a weighted-average exercise price of $0.11 per share. A portion of the options were exercised using a net-share settlement feature that provided for an option holder to use 204,245 shares acquired upon exercise to settle the minimum statutory tax withholding requirements of approximately $2.7 million.
During the third quarter of 2009, options to purchase 4,605,962 shares of common stock were exercised with a weighted-average exercise price of $0.55 per share. A portion of the options were exercised using a net-share settlement feature that provided for an option holder to use 1,445,074 shares acquired upon exercise to settle the minimum statutory tax withholding requirements of approximately $24.6 million. The payment of the exercise price for these options of approximately $2.6 million was settled by cash and the tendering of 140,788 shares of common stock by the optionees. Please see additional discussion on the tax benefit associated with the exercise of these options in footnote 5.
In connection with these exercises, the Company agreed to repurchase up to $1.9 million in common stock during the first quarter of 2010 to provide for the settlement of the remaining tax liabilities associated with the exercise. The estimated repurchase amount is presented as redeemable common stock in the condensed consolidated balance sheet
(10) COLLABORATIVE AGREEMENTS
The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenue in the consolidated statements of income.
(11) CONTINGENCIES
During the second quarter of 2006, the Company’s Chief Executive, a Vice President and the Company were named as co-defendants in Parniani v. Cardinal Health, Inc. et al., Case No. 0:06-cv-02514-PJS-JJG in the U.S. District Court in the District of Minnesota for unspecified damages based on workers’ compensation and related claims. In July 2007, the federal district court dismissed the case against us and our officers. The U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) affirmed this ruling in December 2008. The plaintiff filed a petition for rehearing en banc with the Eighth Circuit in February 2009. After this petition was denied in March 2009, the plaintiff filed a motion for stay of mandate with the Eighth Circuit in April 2009. The Eighth Circuit denied plaintiff’s motion for stay of mandate as well as the plaintiff’s subsequent motion appealing that denial in April 2009. The plaintiff requested an extension of time to file a petition for writ of certiorari with the U.S. Supreme Court in May 2009. The U.S. Supreme Court granted the plaintiff’s extension request until July 14, 2009. The plaintiff did not file a petition for writ of certiorari with the U.S. Supreme Court by the Supreme Court’s July 14, 2009 deadline. The plaintiff is a former employee of a third-party service provider to us. The service provider, which was also named as a co-defendant, agreed to assume control of our defense at its cost pursuant to a contract between the service provider and us. Based upon the information available to us to date, we believe that all asserted claims against us and the individual defendants are without merit. However, if any of the plaintiff’s claims are deemed to be meritorious upon rehearing, we expect to be indemnified by the service provider so that resolution of this matter is not expected to have a material adverse effect on our future financial results or financial condition.

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
OVERVIEW
Our Business
We are a profitable and growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Cumberland is dedicated to providing innovative products which improve quality of care for patients. Our primary target markets are hospital acute care and gastroenterology, which are characterized by relatively concentrated physician prescriber bases that we believe can be penetrated effectively by relatively small, targeted sales forces.
Our product portfolio includes Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever available in the United States, Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning and Kristalose® (lactulose) for Oral Solution, a prescription laxative. We market our products through our dedicated hospital and gastroenterology sales forces in the United States, and work to partner our products to reach international markets.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, clinical and regulatory affairs, and sales and marketing. Our internal product development and regulatory executives develop proprietary product formulations, design and manage our clinical trials, prepare all regulatory submissions and manage our medical call center. Our products are manufactured by third parties, which are overseen and managed by Cumberland’s quality control and manufacturing group. All aspects of commercialization are handled by our sales and marketing professionals, and we work closely with our distribution partner to make our products available across the United States.
Our strategy to grow our company includes maximizing the potential of our existing products and continuing to build a portfolio of differentiated products. Our current products are approved for sale in the United States, and we are working to bring them to select international markets. We also look for opportunities to expand into additional patient populations through new product indications, whether through our own studies or by supporting investigator-initiated studies at reputable research institutions. We actively pursue opportunities to acquire additional late-stage development product candidates as well as marketed products in our target medical specialties. Further, we are supplementing the aforementioned growth strategies with the early-stage drug development activities of Cumberland Emerging Technologies (CET), our majority-owned subsidiary. CET partners with universities and other research organizations to cost-effectively develop promising, early-stage product candidates, which Cumberland has the opportunity to commercialize.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception.
Recent Developments
Caldolor®
In June 2009, the U.S. Food and Drug Administration (FDA) approved Caldolor, an intravenous formulation of ibuprofen, for marketing in the United States through a priority review. Caldolor is the first and only injectable product approved for sale in the United States for the treatment of both pain and fever. Following FDA approval, in preparation for the product launch, Cumberland conducted comprehensive market research, prepared a full package of educational materials, optimized territory design and launched the product website. We expanded our hospital sales force to 77 representatives and managers to prepare for the launch, and enlisted the services of our field sales force of 36 representatives and managers to promote the product. We also expanded our internal professional affairs group to support the product.
In September 2009, we successfully implemented the U.S. launch of Caldolor, with our 113 experienced sales professionals promoting the product across the country. Caldolor is fully stocked at the wholesalers serving hospitals nationwide, available in both 400mg and 800mg vials. We are working to secure formulary approval nationally for Caldolor, and the product is already stocked in a number of medical facilities.
We also filed the first of several expected new patent applications for Caldolor in September. A part of an ongoing initiative to protect the value of our intellectual property, this new application addresses our proprietary method of dosing intravenous ibuprofen.
In October 2009, we announced that we entered into an exclusive agreement with Phebra Pty Ltd., an Australian-based specialty pharmaceutical company, for the commercialization of Caldolor in Australia and New Zealand. Phebra has responsibility for obtaining any regulatory approval for the product, and for handling all ongoing regulatory requirements, product marketing, distribution and sales in the territories. We will maintain responsibility for product formulation, development and manufacturing. Under the terms of the agreement, Cumberland will receive upfront and milestone payments as well as a transfer price, and we will receive royalties on any future sales of Caldolor in those territories.
Initial Public Offering
In August 2009, we completed our initial public offering of 5,000,000 shares of common stock at a price to the public of $17.00 per share, raising $85.0 million in gross proceeds. After deducting underwriting discounts and offering costs, the net proceeds to us were approximately $74.8 million. The proceeds from this offering are primarily for potential acquisitions, the launch of Caldolor, expansion of our hospital sales force, product development, debt repayment and general corporate purposes. Our common stock began trading on the NASDAQ Global Select Market on August 11, 2009, under the trading symbol “CPIX”.
Following our initial public offering and the completion of the quarter ended September 30, 2009, we notified Mellon Investor Services LLC that we will be retaining Continental Stock Transfer & Trust Company as our transfer agent and registrar, effective December 2009.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Management’s Discussion and Analysis for the year ended December 31, 2008 on pages 33 through 38 in the Prospectus filed pursuant to Rule 424(b) under the Securities Act filed with the SEC on August 12, 2009. There have been no changes to these policies or estimates as of September 30, 2009, except as noted below.
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
Revenue Recognition
Our revenue is derived primarily from the product sales of Acetadote, Kristalose and Caldolor. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product.
Our return policy is to accept returns from wholesalers for expired product within six months of the designated expiration date on the product label and no more than six months beyond that date. In addition to accepting returns for expired product, we also accept returns for damaged products that are deemed to be our fault. Prior to recognizing revenue when a right of return exists, companies must be able to estimate the amount of future returns. Our estimates of future returns are based on relevant, historical return data, estimated inventory levels in the distribution channel, estimated remaining shelf life and projected demand for our product. Although Caldolor is a new product, it represents a new formulation of ibuprofen, a compound that is widely used in today’s marketplace.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, discounts and damaged product, as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee-for-services.
The following table reflects our sales-related accrual activity:

	Nine months ended September 30,
Sales related accruals	2008	2009

Balance at beginning of period	$738,362	$1,040,203
Current provision	1,139,834	2,436,064
Current provision for prior period sales	(73,960)	75,589
Actual returns/credits	(927,015)	(1,916,834)

Balance at end of period	$877,221	$1,635,022

RESULTS OF OPERATIONS
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Net revenues. Net revenues for the three months ended September 30, 2009 totaled approximately $13.6 million, representing an increase of approximately $5.0 million, or 58%, over the same period in 2008. The increase was primarily due to (1) increased net revenue of $1.4 million for Acetadote and (2) net revenue associated with the launch of Caldolor of $3.2 million. Acetadote volume increased 19% as we continued to gain market share in our target market. The remainder of the increase in net revenue of Acetadote was due to an increase in the selling price.
For the three months ended September 30, 2009, gross sales were reduced by approximately $1.6 million, of which approximately $1.0 million related to product returns and fee-for-service. The remaining deductions included rebates, cash discounts and similar items. For the three months ended September 30, 2008, gross sales were reduced by approximately $0.8 million, consisting of deductions for product returns, cash discounts, fee-for-services and rebates.
Cost of products sold. Cost of products sold for the three months ended September 30, 2009 totaled approximately $1.8 million, representing an increase of approximately $1.0 million, or 139%, over the same period in 2008. As a percentage of net revenues, cost of products sold increased from 8.5% of net revenues for the three months ended September 30, 2008 to 13.0% of net revenues for the three months ended September 30, 2009. The increase in cost of products sold as a percentage of net revenues was primarily due to a change in the sales mix between the periods.
Selling and marketing. Selling and marketing expense for the three months ended September 30, 2009 totaled approximately $6.1 million, representing an increase of approximately $2.5 million, or 68%, over the same period in 2008. The increase was primarily due to additional expenses associated with the launch of Caldolor, including the expansion of our sales force in the third quarter of 2009.
General and administrative. General and administrative expense for the three months ended September 30, 2009 totaled approximately $2.5 million, representing an increase of approximately $1.4 million, or 117%, over the same period in 2008. The increase is primarily due to (1) increased payroll tax expense of approximately $1.0 million associated with the exercise of nonqualified options in the third quarter of 2009 and (2) increased personnel and related expenses of $0.2 million.
Income tax expense. As a percentage of net income before income taxes, the tax rate decreased from 43.9% for the three months ended September 30, 2008 to 40.0% for the same period in 2009. The decrease in the tax rate was primarily due to the inclusion in 2009 of research and development tax credits that were not in effect during the three months ended September 30, 2008. The research and development tax credits were enacted by Congress in the fourth quarter of 2008.
In the third quarter of 2009, nonqualified stock options were exercised which resulted in a tax benefit of approximately $26.7 million to us. In recognizing tax benefits, we follow the tax-law ordering of deductions, which preclude the recognition of tax benefits until those benefits are used to offset income taxes payable. We do not believe the tax benefit generated in the third quarter of 2009 will be used in 2009. As a result, we have not recognized the tax benefit from the exercise of those options. The tax benefit, with a corresponding increase to common stock, will be recognized in future periods when they are used to offset the income tax liability generated in those periods.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net revenues. Net revenues for the nine months ended September 30, 2009 totaled approximately $32.8 million, representing an increase of approximately $7.6 million, or 30%, over the same period in 2008. The increase in net revenues was primarily due to (1) approximately $3.2 million associated with the launch of Caldolor in September 2009 and (2) an increase in net revenues of Acetadote. Acetadote volume increased 17% as we continued to gain market share in our target market. The remainder of the increase in net revenues of Acetadote was due to an increase in the selling price.
For the nine months ended September 30, 2009, gross sales were reduced by approximately $3.8 million, of which approximately $2.4 million related to product returns and fee-for-service. The remaining deductions included cash discounts, rebates and similar items. For the nine months ended September 30, 2008, gross sales were reduced by approximately $1.9 million, consisting of deductions for product returns, cash discounts, fee-for-services and rebates.
Cost of products sold. Cost of products sold for the nine months ended September 30, 2009 totaled approximately $3.3 million, representing an increase of approximately $1.0 million, or 47%, over the same period in 2008. As a percentage of net revenues, cost of products sold increased from 8.8% for the nine months ended September 30, 2008 to 10.0% for the nine months ended September 30, 2009. The increase in cost of products sold as a percentage of net revenues was primarily due to a change in the sales mix between the periods.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2009 totaled approximately $14.6 million, representing an increase of approximately $4.0 million, or 38%, over the same period in 2008. The increase was primarily due to (1) increased marketing, advertising and market research for Caldolor and Acetadote, (2) increased payroll and related costs due to the expansion of our sales force, (3) increased royalty expense as a result of our increase in sales and (4) increased freight and distribution costs.
Research and development. Research and development expense for the nine months ended September 30, 2009 totaled approximately $4.0 million, representing an increase of approximately $1.3 million, or 47%, over the same period in 2008. The increase was primarily due to the recognition of approximately $2.0 million of milestone obligations due upon FDA approval of Caldolor in June 2009. The milestone payments include approximately $1.0 million of cash payments to a third-party who assisted in early development efforts. We have paid approximately $0.8 million of the liability, with the remaining due in equal monthly installments through July 2010. In addition to the cash payments, the third party immediately vested in 60,000 stock options with a fair value of approximately $0.8 million at the time of approval, calculated using the Black-Scholes methodology. A separate third-party research institution immediately vested in 10,000 shares of common stock valued at $150,000 upon FDA approval.
The increase in research and development expense resulting from the milestone obligations was offset by a decrease in supplies expense in 2009 as compared to 2008. In 2008, we incurred setup and validation costs associated with entering into a new supplier agreement for two of our products that did not reoccur in 2009.
General and administrative. General and administrative expense for the nine months ended September 30, 2009 totaled approximately $5.2 million, representing an increase of approximately $1.9 million, or 60%, over the same period in 2008. The increase is primarily due to (1) increased payroll-related taxes associated with the exercise of nonqualified options in 2009, (2) increased stock compensation expense due to the timing of when stock options were issued in 2009 as compared to 2008 and (3) increased personnel and related expenses primarily due to personnel additions.

Income tax expense. Income tax expense for the nine months ended September 30, 2009 totaled approximately $1.9 million, representing a decrease of approximately $0.2 million, or 10%, over the same period in 2008. As a percentage of net income before income taxes, income tax expense increased from 36.8% for the nine months ended September 30, 2008 to 40.9% for the same period in 2009. The increase in the tax rate was primarily due to (1) the recognition in the first quarter of 2008 of approximately $0.4 million of previously unrecognized tax benefits and (2) an increase in incentive stock options expense in 2009 for which we do not receive a tax benefit.
In the third quarter of 2009, nonqualified stock options were exercised which resulted in a tax benefit of approximately $26.7 million to us. In recognizing tax benefits, we follow the tax-law ordering of deductions, which preclude the recognition of tax benefits until those benefits are used to offset income taxes payable. We do not believe the tax benefit generated in the third quarter of 2009 will be used to offset the tax liability created from the results of operations in 2009. As a result, we have not recognized the tax benefit from the exercise of those options. The tax benefit, with a corresponding increase to common stock, will be recognized in future periods when they are used to offset the income tax liability generated in those periods.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our borrowings and the cash proceeds from our initial public offering of common stock. We believe that our internally generated cash flows and amounts available under our credit facilities will be adequate to service existing debt, finance internal growth and fund capital expenditures. As of December 31, 2008 and September 30, 2009, cash and cash equivalents was $11.8 million and $79.5 million, respectively, working capital (current assets minus current liabilities) was $10.1 million and $78.0 million, respectively, and our current ratio (current assets to current liabilities) was 2.3x and 6.8x, respectively. As of September 30, 2009, we had an additional $2.2 million available to us on our line of credit.
On August 10, 2009, we completed our initial public offering of 5,000,000 shares of common stock at $17.00 per share, raising gross proceeds of $85.0 million. After deducting underwriting discounts of approximately $6.0 million and offering costs of approximately $4.2 million, the net proceeds were approximately $74.8 million.
In July 2009, we amended our debt agreement to provide for $18.0 million in term debt and a $4.0 million revolving credit facility. We used $4.2 million of the proceeds from our initial public offering to repay the outstanding balance from our previous term debt agreement. Further, we used the proceeds from the new term debt to pay, in part, the minimum statutory tax withholding requirements of approximately $24.6 million due from the exercise of options to purchase shares of our common stock at the pricing of our initial public offering on August 10, 2009. The remaining balance due of approximately $6.6 million related to the minimum statutory tax withholding requirements was funded by our existing cash balances. The exercise of stock options generated a tax benefit of approximately $26.7 million to us. We will recognize this benefit as a reduction in income taxes payable when those benefits are realized.

The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,239	$1,924
Investing activities	(124)	(271)
Financing activities	(3,767)	66,059

Net increase in cash and cash equivalents (1)	$349	$67,712

(1)	The sum of the individual amounts may not agree due to rounding.
Cash provided by operating activities for the nine months ended September 30, 2009 of approximately $1.9 million was primarily due to net income of approximately $2.8 million adjusted for (1) noncash expenses of approximately $2.2 million and (2) a decrease in working capital of $0.2 million. Also impacting cash provided by operating activities is the requirement that the tax benefit recognized from the exercise of nonqualified options be reflected as a cash outflow in operations and a cash inflow in financing activities.
Cash used by investing activities for the nine months ended September 30, 2009 of approximately $0.3 million was primarily due to the purchase of property and equipment.
Cash provided by financing activities for the nine months ended September 30, 2009 of approximately $66.1 million was primarily due to (1) proceeds from our initial public offering of $85.0 million, net of offering costs paid of approximately $7.4 million, (2) additional borrowings of $18.0 million of term debt, (3) principal payments of $5.0 million related to the payoff of our old term debt balance, (4) the excess tax benefit derived from the exercise of stock options that is required to be reflected as a cash inflow from financing activities and (5) payments made in connection with the repurchase of common shares that were tendered to settle the minimum statutory withholding requirements associated with the exercise of stock options in 2009.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2009, we did not engage in any off-balance sheet arrangements.

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
The interest rate related to borrowings under our revolving credit facility and term debt is a variable rate of LIBOR plus an applicable margin, as defined in the debt agreement (5.75% at September 30, 2009). As of September 30, 2009, we had outstanding borrowings of approximately $19.8 million under our revolving credit facility and term debt combined. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $0.2 million.

Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. Acetadote is manufactured by a supplier that denominates supply prices in Canadian dollars. One of our supply agreements for Caldolor is denominated in Australian dollars. Additionally, some of our research and development is performed abroad. As of September 30, 2009, our outstanding payables denominated in a foreign currency totaled $1.0 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms, with much of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were not significant for the three and nine months ended September 30, 2009. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.

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
As required by Exchange Act Rule 13a-15(b), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of September 30, 2009 our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
Information regarding legal proceedings appears in footnote 11, Contingencies, under “Notes to Unaudited Condensed Consolidated Financial Statements” on page 10 of this Form 10-Q.

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
On August 10, 2009, our Registration Statement on Form S-1 (File No. 333-142535) was declared effective for the Company’s initial public offering. On August 10, 2009 and pursuant to the Registration Statement, we sold 5,000,000 shares of Common Stock at a public offering price of $17.00 per share. The managing underwriters were UBS Investment Bank, Jefferies & Company, Wells Fargo Securities and Morgan Joseph.
As a result of the initial public offering, we received gross proceeds of $85.0 million. After deducting underwriting discounts and commissions of approximately $6.0 million and offering costs of approximately $4.2 million, we received net proceeds of approximately $74.8 million. None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associations, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.
As of September 30, 2009, we have used approximately $4.2 million of the net proceeds to pay off the existing term debt with Bank of America, approximately $3.5 million for the commercialization of Caldolor, approximately $1.2 million for the expansion of our sales force and approximately $1.2 million for ongoing clinical work, product development and other costs related to Caldolor. The remaining proceeds have been invested in money market accounts. There have been no material changes in the planned expected use of the net proceeds from the offering.
In August 2009, we issued 8,000 options to employees with an exercise price of $17.00 per share. In addition, we issued 8,500 shares of common stock in exchange for services received. The fair value of the stock at the time of issuance was $17.00 per share. The securities were issued pursuant to the exemption offered by Rule 701 of the Securities Act.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of shareholders of the Company was held on July 10, 2009 in Nashville, Tennessee. At the meeting, the holders of the majority of the outstanding common and preferred shares of the Company, present in person or by proxy, voted to approve the Third Amended and Restated Charter (6,647,132 votes for, 359,916 votes against and 26,509 votes abstained) and Second Amended and Restated Bylaws (6,635,266 votes for, 359,916 votes against and 38,375 votes abstained).

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

Cumberland Pharmaceuticals Inc.
Dated: November 12, 2009	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chairman of the Board and Chief Executive Officer

Dated: November 12, 2009	By:	/s/ David L. Lowrance
David L. Lowrance
Vice President and Chief Financial Officer

Index to Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.