Form 10-Q
period 2010-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2010-05-17
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-33637
Cumberland Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1765329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 West End Avenue, Suite 950, Nashville, Tennessee (Address of principal executive offices)	37203 (Zipcode)
(615) 255-0068
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010

Common stock, no par value	20,437,176

CUMBERLAND PHARMACEUTICALS INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$73,752,814	$78,701,682
Accounts receivable, net of allowances	3,814,947	6,176,585
Inventories	7,406,402	4,822,873
Other current assets	3,369,809	3,472,455

Total current assets	88,343,972	93,173,595

Property and equipment, net	948,580	918,412
Intangible assets, net	7,818,394	7,956,009
Other assets	1,578,723	1,676,304

Total assets	$98,689,669	$103,724,320

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$6,000,000	$9,061,973
Current portion of other long-term obligations	88,739	144,828
Accounts payable	6,813,974	5,632,796
Other accrued liabilities	2,556,585	3,784,777

Total current liabilities	15,459,298	18,624,374

Revolving line of credit	1,825,951	1,825,951
Long-term debt, excluding current portion	7,438,027	8,938,027
Other long-term obligations, excluding current portion	181,455	184,632

Total liabilities	24,904,731	29,572,984

Commitments and contingencies
Redeemable common stock	100,000	1,930,000
Equity:
Shareholders’ equity:
Common stock — no par value; 100,000,000 shares authorized; 20,413,605(1) and 20,180,486(1) shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	68,861,850	67,711,746
Retained earnings	4,865,704	4,542,126

Total shareholders’ equity	73,727,554	72,253,872

Noncontrolling interests	(42,616)	(32,536)

Total equity	73,684,938	72,221,336

Total liabilities and equity	$98,689,669	$103,724,320

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares of redeemable common stock at March 31, 2010 and December 31, 2009 was 9,497 and 142,016, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$10,130,652	$9,404,599

Costs and expenses:
Cost of products sold	859,288	733,218
Selling and marketing	5,607,512	4,140,187
Research and development	773,868	770,117
General and administrative	1,881,203	1,444,863
Amortization of product license right	171,726	171,726
Other	26,547	27,463

Total costs and expenses	9,320,144	7,287,574

Operating income	810,508	2,117,025

Interest income	60,679	17,596
Interest expense	(345,952)	(97,711)

Income before income tax expense	525,235	2,036,910

Income tax expense	(211,737)	(831,059)

Net income	313,498	1,205,851

Net loss attributable to noncontrolling interests	10,080	12,239

Net income attributable to common shareholders	$323,578	$1,218,090

Earnings per share attributable to common shareholders
- Basic	$0.02	$0.12
- Diluted	$0.02	$0.08
Weighted-average shares outstanding
- Basic	20,233,267	10,321,175
- Diluted	21,395,419	16,127,240
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$313,498	$1,205,851
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	231,332	196,059
Nonemployee equity compensation	3,972	37,760
Stock-based compensation — employee stock options	130,915	143,902
Excess tax benefit derived from exercise of stock options	(206,418)	(2,842,825)
Noncash interest expense	67,380	14,256
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,361,638	(267,892)
Inventory	(2,583,529)	415,948
Other current assets and other assets	132,847	955,169
Accounts payable and other accrued liabilities	127,104	(1,187,558)
Other long-term obligations	(59,266)	(405,801)

Net cash provided by (used in) operating activities	519,473	(1,735,131)

Cash flows from investing activities:
Additions to property and equipment	(64,085)	(15,601)
Additions to patents	—	(16,345)

Net cash used in investment activities	(64,085)	(31,946)

Cash flows from financing activities:
Costs of initial public offering	—	(114,428)
Principal payments on note payable	(4,561,973)	—
Costs of financing for long-term debt and credit facility	(27,500)	(15,475)
Proceeds from exercise of stock options	807,496	4,296
Excess tax benefit derived from exercise of stock options	206,418	2,842,825
Payments made in connection with repurchase of common shares	(1,828,697)	(2,707,419)

Net cash (used in) provided by financing activities	(5,404,256)	9,799

Net decrease in cash and cash equivalents	(4,948,868)	(1,757,278)

Cash and cash equivalents at beginning of period	78,701,682	11,829,551

Cash and cash equivalents at end of period	$73,752,814	$10,072,273

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$276,288	$33,517
Income taxes	12,376	80,000
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses of initial public offering	—	5,311
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income
(Unaudited)

				Non-
	Common stock		Retained	controlling	Total
	Shares	Amount	earnings	interests	equity
Balance, December 31, 2009	20,180,486	$67,711,746	$4,542,126	$(32,536)	$72,221,336
Stock-based compensation - nonemployees	—	3,972	—	—	3,972
Exercise of options and related tax benefit, net of mature shares redeemed for the exercise price	386,662	1,013,914	—	—	1,013,914
Stock-based compensation - employees	—	130,915	—	—	130,915
Repurchase of shares	(153,543)	(1,828,697)	—	—	(1,828,697)
Reclass of redeemable common stock	—	1,830,000	—	—	1,830,000
Net and comprehensive income	—	—	323,578	(10,080)	313,498

Balance, March 31, 2010	20,413,605	$68,861,850	$4,865,704	$(42,616)	$73,684,938

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(unaudited)
(1)	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) of Cumberland Pharmaceuticals Inc. and its subsidiaries (collectively, the “Company” or “Cumberland”) have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the first three months of 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Total comprehensive income was comprised solely of net income for the three months ended March 31, 2010 and 2009.

Accounting Policies:

In preparing the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and other available information. Actual amounts could differ from those estimated at the time the condensed consolidated financial statements are prepared.

The Company has evaluated events occurring subsequent to March 31, 2010 for accounting and disclosure implications.
(2)	EARNINGS PER SHARE

The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Numerator:
Net income attributable to common shareholders	$323,578	$1,218,090

Denominator:
Weighted-average shares outstanding — basic	20,233,267	10,321,175
Convertible preferred stock shares	–	1,625,498
Dilutive effect of other securities	1,162,152	4,180,567

Weighted-average shares outstanding — diluted	21,395,419	16,127,240

As of March 31, 2010 and 2009, options to purchase 541,522 and 344,587 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements — continued
(unaudited)
(3)	SEGMENT REPORTING

We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. All of the Company’s assets are located in the United States. The Company had sales of less than $0.1 million to non-U.S. customers during the three months ended March 31, 2010 and $0.7 million during the three month period ended March 31, 2009.

The Company’s net revenues consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Products:
Acetadote	$7,723,273	$7,133,430
Kristalose	2,309,982	2,228,615
Caldolor	19,305	–
Other	78,092	42,554

Total net revenues	$10,130,652	$9,404,599

(4)	SHAREHOLDERS’ EQUITY

In February 2010, the Company repurchased 153,543 shares of common stock totaling $1.8 million for the settlement of tax liabilities associated with the exercise of certain options in 2009. As of December 31, 2009, this amount was included in redeemable common stock in the condensed consolidated balance sheet. The repurchase amount was based on the fair-market value of common stock on the date of settlement.

During the first quarter of 2010, options to purchase 394,456 shares of common stock were exercised. In connection with an exercise, 7,794 shares of mature stock was tendered as consideration for the exercise price. The exercise of these options created a tax deduction of approximately $3.6 million, of which approximately $0.5 million was used to offset the estimated tax liability resulting from the results of operations for the three months ended March 31, 2010. As of March 31, 2010, the Company has unrecognized tax deductions of approximately $68.6 million that will be recognized when the deduction reduces income taxes payable.
(5)	COLLABORATIVE AGREEMENTS

The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the condensed consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of income.
(6)	SUBSEQUENT EVENTS

In May 2010, the Board of Directors authorized the repurchase of up to $10 million of common stock. Repurchases will be made from time to time on the open market over a number of months and will be funded through excess cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; significant leverage and debt service requirements of the Company; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 20 through 32 and “Special note regarding forward-looking statements” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake to publicly update or revise any of its forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included in this Form 10-Q.
OVERVIEW
Our Business
We are a profitable and growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology, which are characterized by relatively concentrated physician bases that we believe can be penetrated effectively by relatively small, targeted sales forces. Cumberland is dedicated to providing innovative products which improve quality of care for patients.
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever available in the United States, and Kristalose® (lactulose) for Oral Solution, a prescription laxative. We market and sell our products through our dedicated hospital and gastroenterology sales forces in the United States, and are working with partners to reach international markets.
We have both product development and commercialization capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, sales and marketing and finance and accounting. Our internal product development and regulatory executives develop proprietary product formulations, design and manage our clinical trials, prepare all regulatory submissions and manage our medical call center. Cumberland’s operations and quality affairs professionals play an active role in the manufacture of our products by our manufacturing partners. All aspects of commercialization are handled by our sales and marketing professionals, and we work closely with our distribution partner to make our products available across the United States.
We have been profitable since 2004, and have generated sufficient cash flows to fund our development and marketing programs. In 2009, we completed an initial public offering of our common stock to help facilitate further growth. Our strategy includes maximizing the potential of our existing products and continuing to build a portfolio of new, differentiated products. Our current products are approved for sale in the United States, and we are working to bring them to select international markets. We also look for opportunities to expand into additional patient populations through new product indications, whether through our own resources or by supporting investigator-initiated studies at research institutions. We actively pursue opportunities to acquire additional late-stage development product candidates as well as marketed products in our target medical specialties. Further, we are supplementing the aforementioned growth strategies through the early-stage drug development activities of Cumberland Emerging Technologies (CET), our majority-owned subsidiary. CET partners with university research centers to identify and cost-effectively develop promising, early-stage product candidates that Cumberland Pharmaceuticals has the opportunity to commercialize.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. Our website address is www.cumberlandpharma.com. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public through the Internet of the SEC, at www.sec.gov.
Recent Developments
Acetadote®
Supplemental New Drug Application
In March 2010, we submitted a supplemental new drug application (sNDA) to the U.S. Food and Drug Administration (FDA) for the use of Acetadote in patients with non-acetaminophen acute liver failure. The sNDA includes data from a clinical trial led by investigators at the University of Texas Southwestern Medical Center indicating that acute liver failure patients treated with Acetadote have a significantly improved chance of survival without a transplant. These patients can also survive a significant number of days longer without transplant, providing patients requiring transplant increased time for a donor organ to become available.
Acute liver failure is associated with a high mortality rate and frequent need for liver transplantation. Approximately half of acute liver failure cases are caused by acetaminophen poisoning while the other half result from a variety of causes including hepatitis and alcohol. Currently, transplantation of the liver is the only treatment for patients with liver failure not caused by acetaminophen overdose.
In May 2010, the FDA officially accepted the sNDA and granted a priority review. In addition to expanded labeling for Acetadote, we have requested additional exclusivity for the product. If approved, we expect to begin marketing Acetadote with the new indication in 2011.
Australian Regulatory Approval
In April 2010, the Therapeutic Goods Administration approved Acetadote for marketing in Australia. We previously granted an exclusive license to Phebra Pty Ltd., an Australian-based specialty pharmaceutical company, to commercialize Acetadote in Australia. Phebra is now preparing for the Australian launch of the product, which it expects to commence this year.
Under our agreement, Phebra is responsible for ongoing regulatory requirements, marketing, distribution and sales of Acetadote in Australia while we maintain responsibility for product formulation, development and manufacturing. In exchange for the product license, Cumberland receives upfront and milestone payments, a transfer price and royalties on future sales.
Caldolor®
License Agreement for Canada
In April 2010, we entered into an exclusive agreement with Alveda Pharmaceuticals Inc., a Toronto-based specialty pharmaceutical company, for the commercialization of Caldolor in Canada. Under the agreement, Alveda will seek Canadian regulatory approval for Caldolor and, upon approval, will handle ongoing regulatory requirements as well as product marketing, distribution and sales throughout Canada. Cumberland will maintain responsibility for product formulation, development and manufacturing. In exchange for the license to the product, Cumberland will receive royalties on future sales of Caldolor in addition to upfront and milestone payments as well as a transfer price.

Compassionate Use in Australia
In December 2009, we entered into an exclusive agreement with Phebra Pty Ltd. for distribution of Caldolor in Australia and New Zealand. As of April 2010, Phebra has made the product available in Australia on a limited, compassionate use basis. The Therapeutics Goods Administration (TGA), which regulates drugs and medical devices in Australia, operates compassionate use programs that allow patients with critical clinical need to access products not yet approved through their medical practitioner. Phebra is also planning to submit an application to the TGA for regulatory approval of Caldolor.
RECENT LEGISLATION
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010, or HCERA, was enacted into law, which modified the revenue provisions of the PPACA. The PPACA as amended by the HCERA constitutes the healthcare reform legislation. The following highlights certain provisions of the legislation that may affect us in the future.
Pharmaceutical Industry Fee
Beginning in calendar-year 2011, an annual fee will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs (e.g., Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs programs, Department of Defense programs and TRICARE). The annual fee will be allocated to companies based on their previous calendar-year market share using sales data that the government agencies that purchase the pharmaceuticals will provide to the Treasury Department. We participate in minimal governmental programs that would subject us to this fee. The first $5.0 million of sales to government programs is exempted from the fee. Our current sales volume to government programs is estimated to be less than $5.0 million and, thus, we do not anticipate being impacted by this fee.
Medicaid Rebate Rate
We currently provide rebates for Kristalose sold to Medicaid beneficiaries. Effective January 1, 2010, the rebate increased from 11 percent to 13 percent of the average manufacturer price, or AMP. We do not have a significant volume of Kristalose sales to Medicaid beneficiaries and, thus, the impact on our results of operations for the three months ended March 31, 2010 was not material. We do not expect this aspect of the legislation will have a material impact on our results of operations in the future.
Therapeutic Discovery Project Credit
The legislation established a 50 percent nonrefundable investment tax credit for qualified investments in qualifying therapeutic discovery projects. The provision allocates $1 billion during the two-year period (2009-2010) for the program. The credit is available only to companies with 250 or fewer employees. The qualified investment for any tax year is the aggregate amount of the costs paid or incurred in that year for expenses necessary for and directly related to the conduct of the qualifying therapeutic discovery project. We are currently evaluating our projects to position ourselves to apply for these credits when the United States Treasury issues guidance on how taxpayers may apply for the credits, which is expected to occur by May 21, 2010.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 39 through 42 in “Management’s discussion and analysis” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Estimates and Judgments
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, provision for income taxes, stock-based compensation, research and development accounting and intangible assets.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2010, the Financial Accounting Standards Board, or FASB, issued guidance providing for the recognition of revenue using the milestone method. Under this new guidance, an entity can recognize revenue associated with milestones if the milestones are substantive and there is substantive uncertainty about whether the milestone will be achieved. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. The new guidance is effective for our third quarter ended September 30, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net revenues. Net revenues for the three months ended March 31, 2010 totaled approximately $10.1 million, representing an increase of approximately $0.7 million, or 8%, over the same period in 2009, of which $0.6 million was attributable to Acetadote, with sales volume for Acetadote and Kristalose remaining consistent for the three months ended March 31, 2010 as compared to the same period in 2009. Also impacting our net revenues was an increase in our gross-to-net revenue adjustments for Acetadote and Kristalose primarily due to additional fee-for-service agreements in 2010.
During the second quarter of 2009, we expanded our hospital sales force in connection with the commercial launch of Caldolor. In addition to the expansion of our hospital sales force, we realigned our field sales force to enable them to also promote Caldolor in the surgery-center market. The sales forces have been working diligently in the continued launch of Caldolor while maintaining a consistent level of focus on our existing products, which is evidenced by consistent sales volume of Acetadote and Kristalose.
Cost of products sold. Cost of products sold as a percentage of net revenues increased slightly from 7.8% for the three months ended March 31, 2009 to 8.5% for the same period in 2010. The increase in cost of products sold as a percentage of net revenues was primarily due to (1) the weakening of the U.S. dollar and (2) an increase in our gross-to-net revenue adjustments discussed above.

Selling and marketing. Selling and marketing expense for the three months ended March 31, 2010 totaled approximately $5.6 million, representing an increase of approximately $1.5 million, or 35%, over the same period in 2009. The increase was primarily due to the expansion of our hospital sales force in the second quarter of 2009, and the resulting increases in payroll and related taxes, travel, meals and promotional activities.
General and administrative. General and administrative expense for the three months ended March 31, 2010 totaled approximately $1.9 million, representing an increase of approximately $0.4 million, or 30%, over the same period in 2009. The increase is primarily due to additional expenses associated with being an SEC registrant, including legal and accounting-related costs and insurance. In addition, we incurred additional foreign currency expense associated with our products bought from overseas suppliers.
Interest expense. Interest expense for the three months ended March 31, 2010 totaled approximately $0.3 million, representing an increase of approximately $0.2 million as compared to the same period in 2009. The increase is directly attributable to the increase in our term debt balance of $8.4 million as of March 31, 2010 as compared to March 31, 2009.
Income tax expense. Income tax expense for the three months ended March 31, 2010 totaled approximately $0.2 million, representing a decrease of approximately $0.6 million, or 75%, over the same period in 2009. As a percentage of income before income taxes, income tax expense decreased slightly from 40.8% for the three months ended March 31, 2009 to 40.3% for the three months ended March 31, 2010. The decrease, in dollars, was primarily due to lower earnings in the first quarter of 2010 as compared to the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our borrowings and the cash proceeds from our initial public offering of common stock that was completed in August 2009. We believe that our internally generated cash flows, amounts available under our credit facilities and cash on hand will be adequate to service existing debt, finance internal growth and fund capital expenditures. As of March 31, 2010 and December 31, 2009, cash and cash equivalents was $73.8 million and $78.7 million, respectively, working capital (current assets minus current liabilities) was $72.9 million and $74.5 million, respectively, and our current ratio (current assets to current liabilities) was 5.7x and 5.0x, respectively. As of March 31 2010, we had an additional $2.2 million available to us on our line of credit.
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$519	$(1,735)
Investing activities	(64)	(32)
Financing activities	(5,404)	10

Net decrease in cash and cash equivalents (1)	$(4,949)	$(1,757)

(1)	The sum of the individual amounts may not agree due to rounding.
The net decrease in cash and cash equivalents of $4.9 million for the three months ended March 31, 2010 was primarily due to cash used in financing activities, which included (1) principal payments on our term debt of approximately $4.6 million, (2) the repurchase of common stock of approximately $1.8 million, (3) proceeds from the exercise of stock options of approximately $0.8 million and (4) the excess tax benefit derived from the exercise of nonqualified options of approximately $0.2 million.

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2010, the Company did not engage in any off-balance sheet arrangements.
Item 3: Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
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
The interest rate related to borrowings under our revolving credit facility and term debt is a variable rate of LIBOR plus an applicable margin, as defined in the debt agreement (5.75% at March 31, 2010). As of March 31, 2010, we had outstanding borrowings of approximately $15.3 million under our revolving credit facility and term debt combined. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $0.2 million.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. Acetadote is manufactured by a supplier that denominates supply prices in Canadian dollars. One of our supply agreements for Caldolor is denominated in Australian dollars. Additionally, some of our research and development is performed abroad. As of March 31, 2010, our outstanding payables denominated in a foreign currency totaled $1.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms, with much of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were not significant for the three months ended March 31, 2010. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4T: Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
During the Company’s first quarter of 2010, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
PART II – OTHER FINANCIAL INFORMATION
Item 1a: Risk Factors
Information regarding risk factors appears on pages 20 through 32 in our Annual Report on Form 10-K for the year ended December 31, 2009 under the sections titled “Risk Factors.” There have been no material changes from the risk factors previously discussed therein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On August 10, 2009, our Registration Statement on Form S-1 (File No. 333-142535) for 5,000,000 shares of common stock was declared effective for the Company’s initial public offering. As of March 31, 2010, we have used approximately $4.2 million of the net proceeds to pay off the existing term debt with Bank of America, approximately $5.5 million for the commercialization of Caldolor, approximately $3.6 million for the expansion of our sales force and approximately $1.4 million for ongoing clinical work, product development and other costs related to Caldolor. The remaining proceeds have been invested in money market accounts. There have been no material changes in the planned expected use of the net proceeds from the offering.
Purchases of Equity Securities
The following table summarizes the purchase of equity securities by the Company during the three months ended March 31, 2010:

	Total Number	Average
	of Shares (or	Price Paid
	Units)	per Share
Period	Purchased	(or Unit)

January 1 – January 31	–	–
February 1 – February 28	161,337	$11.89
March 1 – March 31	–	–

Total	161,337

The purchase of 153,543 shares of common stock was made pursuant to a put right held by an executive to provide for the settlement of the remaining tax liability associated with the exercise of stock options in 2009. In addition, a shareholder tendered 7,794 existing shares held as consideration for the exercise price of options exercised. The purchase price of these transactions was the then-current fair market value of common stock on the date of the transaction.
Item 6: Exhibits

No.	Description
4.6.1#	Form of Incentive Stock Option Agreement under 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc.

4.6.2#	Form of Nonstatutory Stock Option Agreement under 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc.

4.7#	Form of Nonstatutory Stock Option Agreement under 2007 Directors’ Compensation Plan of Cumberland Pharmaceuticals Inc.

10.6.3	Fifth Amendment to Service Agreement, dated April 1, 2010, by and between Ventiv Commercial Services, LLC and Cumberland Pharmaceuticals Inc., incorporated herein by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on April 6, 2010

10.9.4†	Fourth Amendment to Kristalose Agreement, effective January 1, 2010, by and between Inalco S.p.A., Inalco Biochemicals, Inc., and Cumberland Pharmaceuticals Inc.

10.11#	Employment Agreement effective as of January 1, 2010 by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on March 29, 2010.

No.	Description
10.12#	Employment Agreement effective as of January 1, 2010 by and between Jean W. Marstiller and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on March 29, 2010.

10.13#	Employment Agreement effective as of January 1, 2010 by and between Leo Pavliv and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on March 29, 2010.

10.15#	Employment Agreement effective as of January 1, 2010 by and between David L. Lowrance and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on March 29, 2010.

10.19#	2007 Directors’ Incentive Plan of Cumberland Pharmaceuticals Inc.

10.21.2†	Second Amendment to Office Lease Agreement, dated March 2, 2010, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc.

10.26#	Employment Agreement effective as of January 1, 2010 by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on March 29, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.
Dated: May 17, 2010	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

Dated: May 17, 2010	By:	/s/ David L. Lowrance
David L. Lowrance
Vice President and Chief Financial Officer