Form 10-Q
period 2010-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2010-08-16
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010

Common stock, no par value	20,253,767

CUMBERLAND PHARMACEUTICALS INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$71,495,305	$78,701,682
Accounts receivable, net of allowances	3,960,129	6,176,585
Inventories	7,967,089	4,822,873
Other current assets	3,238,151	3,472,455

Total current assets	86,660,674	93,173,595

Property and equipment, net	958,766	918,412
Intangible assets, net	7,705,084	7,956,009
Other assets	1,377,506	1,676,304

Total assets	$96,702,030	$103,724,320

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$6,000,000	$9,061,973
Current portion of other long-term obligations	24,592	144,828
Accounts payable	5,993,006	5,632,796
Other accrued liabilities	3,409,097	3,784,777

Total current liabilities	15,426,695	18,624,374

Revolving line of credit	1,825,951	1,825,951
Long-term debt, excluding current portion	5,938,027	8,938,027
Other long-term obligations, excluding current portion	209,327	184,632

Total liabilities	23,400,000	29,572,984

Commitments and contingencies

Redeemable common stock	—	1,930,000

Equity:
Shareholders’ equity:
Common stock — no par value; 100,000,000 shares authorized; 20,358,586 and 20,180,486(1) shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	68,199,165	67,711,746
Retained earnings	5,153,008	4,542,126

Total shareholders’ equity	73,352,173	72,253,872

Noncontrolling interests	(50,143)	(32,536)

Total equity	73,302,030	72,221,336

Total liabilities and equity	$96,702,030	$103,724,320

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares of redeemable common stock at December 31, 2009 was 142,016.
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	$10,739,935	$9,820,613	$20,870,587	$19,225,212

Costs and expenses:
Cost of products sold	863,725	777,076	1,723,013	1,510,294
Selling and marketing	5,848,123	4,383,802	11,455,635	8,523,989
Research and development	1,034,800	2,630,725	1,808,668	3,400,842
General and administrative	1,782,834	1,236,435	3,664,037	2,681,298
Amortization of product license right	171,726	171,726	343,452	343,452
Other	28,867	26,733	55,414	54,196

Total costs and expenses	9,730,075	9,226,497	19,050,219	16,514,071

Operating income	1,009,860	594,116	1,820,368	2,711,141

Interest income	50,334	10,160	111,013	27,756
Interest expense	(405,956)	(84,224)	(751,908)	(181,935)

Net income before income taxes	654,238	520,052	1,179,473	2,556,962

Income tax expense	(374,461)	(232,637)	(586,198)	(1,063,696)

Net income	279,777	287,415	593,275	1,493,266

Net loss at subsidiary attributable to noncontrolling interests	7,527	8,456	17,607	20,695

Net income attributable to common shareholders	$287,304	$295,871	$610,882	$1,513,961

Earnings per share attributable to common shareholders
- basic	$0.01	$0.03	$0.03	$0.15
- diluted	$0.01	$0.02	$0.03	$0.09
Weighted-average shares outstanding
- basic	20,445,560	10,467,781	20,340,000	10,394,883
- diluted	21,207,645	16,046,844	21,302,119	16,087,448
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$593,275	$1,493,266
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	463,676	398,341
Non-employee equity compensation	45,554	1,008,381
Stock-based compensation — employee stock options	318,139	313,064
Excess tax benefit derived from exercise of stock options	(462,814)	(2,842,825)
Non-cash interest expense	132,866	29,376
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,216,456	(125,024)
Inventory	(3,144,216)	654,400
Other current assets and other assets	349,777	743,951
Accounts payable and other accrued liabilities	337,995	(986,592)
Other long-term obligations	(95,541)	582,254

Net cash provided by operating activities	755,167	1,268,592

Cash flows from investing activities:
Additions to property and equipment	(126,315)	(85,863)
Additions to patents	(80,734)	(34,551)

Net cash used in investment activities	(207,049)	(120,414)

Cash flows from financing activities:
Costs of initial public offering	—	(154,179)
Principal payments on note payable	(6,061,973)	(416,667)
Costs of financing for long-term debt and credit facility	(55,000)	(15,475)
Proceeds from exercise of stock options	979,292	4,296
Excess tax benefit derived from exercise of stock options	462,814	2,842,825
Payments made in connection with repurchase of common shares	(3,079,628)	(2,707,419)

Net cash used in financing activities	(7,754,495)	(446,619)

Net (decrease) increase in cash and cash equivalents	(7,206,377)	701,559

Cash and cash equivalents at beginning of period	78,701,682	11,829,551

Cash and cash equivalents at end of period	$71,495,305	$12,531,110

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$503,250	$116,848
Income taxes	50,650	93,969
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses of initial public offering	—	119,646
Common shares repurchased during period but not paid as of the end of the period	203,802	—
See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income
(Unaudited)

				Non-
	Common stock		Retained	controlling	Total
	Shares	Amount	earnings	interests	equity
Balance, December 31, 2009	20,180,486	$67,711,746	$4,542,126	$(32,536)	$72,221,336
Stock-based compensation - nonemployees	5,636	80,604	—	—	80,604
Exercise of options and related tax benefit, net of mature shares redeemed for the exercise price	531,910	1,442,106	—	—	1,442,106
Stock-based compensation - employees	—	318,139	—	—	318,139
Repurchase of shares	(359,446)	(3,283,430)	—	—	(3,283,430)
Reclass of redeemable common stock	—	1,930,000	—	—	1,930,000
Net and comprehensive income	—	—	610,882	(17,607)	593,275

Balance, June 30, 2010	20,358,586	$68,199,165	$5,153,008	$(50,143)	$73,302,030

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(unaudited)
(1) BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) of Cumberland Pharmaceuticals Inc. and its subsidiaries (collectively, the “Company” or “Cumberland”) have been prepared on a basis consistent with the December 31, 2009 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three and six months ended June 30, 2010 and 2009.
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
The Company has evaluated events occurring subsequent to June 30, 2010 for accounting and disclosure implications.
(2) EARNINGS PER SHARE
The following tables reconcile the numerator and denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009

Numerator:
Net income attributable to common shareholders	$287,304	$295,871

Denominator:
Weighted-average shares outstanding – basic	20,445,560	10,467,781
Convertible preferred stock shares	—	1,625,498
Dilutive effect of other securities	762,085	3,953,565

Weighted-average shares outstanding – diluted	21,207,645	16,046,844

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements — continued
(unaudited)

	Six Months Ended June 30,
	2010	2009

Numerator:
Net income attributable to common shareholders	$610,882	$1,513,961

Denominator:
Weighted-average shares outstanding – basic	20,340,000	10,394,883
Convertible preferred stock shares	—	1,625,498
Dilutive effect of other securities	962,119	4,067,067

Weighted-average shares outstanding – diluted	21,302,119	16,087,448

As of June 30, 2010 and 2009, options to purchase 657,532 and 256,532 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(3) SEGMENT REPORTING
We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. All of the Company’s assets are located in the United States. The Company did not have any sales to non-U.S. customers during the three months ended June 30, 2010 and 2009, respectively. The Company had sales of less than $0.1 million to non-U.S. customers during the six months ended June 30, 2010 and $0.7 million during the six months ended June 30, 2009.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Products:
Acetadote	$8,308,560	$7,239,776	$16,031,833	$14,373,206
Kristalose	2,271,418	2,518,728	4,581,401	4,747,344
Caldolor	45,776	—	65,081	—
Other	114,181	62,109	192,272	104,662

Total net revenues	$10,739,935	$9,820,613	$20,870,587	$19,225,212

(4) SHAREHOLDERS’ EQUITY
In May 2010, the Company announced a share repurchase program to repurchase up to $10.0 million of its outstanding common shares. Pursuant to the plan, the Company repurchased 196,424 shares for approximately $1.4 million during the three months ended June 30, 2010.
During 2010, the Company repurchased 163,022 shares of common stock totaling approximately $1.9 million for the settlement of tax liabilities associated with the exercise of certain options in 2009. As of December 31, 2009, this amount was included in redeemable common stock in the condensed consolidated balance sheet. The repurchase amount was based on the fair-market value of common stock on the date of settlement.
During 2010, options to purchase 549,856 shares of common stock were exercised. In connection with an exercise, 17,946 shares of mature stock were tendered as consideration for the exercise price and minimum statutory tax withholding requirements. The exercise of these options created a tax deduction of approximately $4.4 million, of which approximately $0.9 million was used to offset the estimated tax liability arising from the results of operations for the six months ended June 30, 2010. As of June 30, 2010, the Company has unrecognized tax deductions of approximately $69.1 million that will be recognized when the deduction reduces income taxes payable.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements — continued
(unaudited)
(5) INCOME TAXES
During the second quarter of 2010, the Internal Revenue Service completed its review of the Company’s 2007 and 2008 federal tax returns. As a result of the audits, the Company does not have any federal tax returns open for audit.
(6) COLLABORATIVE AGREEMENTS
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
(7) SUBSEQUENT EVENTS
Pursuant to our share repurchase plan announced in May 2010, the Company repurchased an additional 104,819 for approximately $0.6 million subsequent to June 30, 2010. The weighted-average repurchase price was $6.12 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of potential acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 20 through 32 and “Special note regarding forward-looking statements” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake to publicly update or revise any of its forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes thereto included in this Form 10-Q.
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
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever approved in the United States, and Kristalose® (lactulose) for Oral Solution, a prescription laxative. We market and sell our products through our dedicated hospital and field sales forces in the United States, and are working with partners to reach international markets.
We have both product development and commercialization capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, sales and marketing and finance and accounting. Our internal product development and regulatory executives develop proprietary product formulations, design and manage our clinical trials, prepare all regulatory submissions and manage our medical call center. Cumberland’s operations and quality affairs professionals play an active role in the manufacture of our products through our manufacturing partners. All aspects of commercialization are handled by our sales and marketing professionals, and we work closely with our distribution partner to make our products available across the United States.
We have been profitable since 2004, and have generated sufficient cash flows to fund our development and marketing programs. In 2009, we completed an initial public offering of our common stock to help facilitate further growth. Our strategy includes maximizing the potential of our existing products and continuing to build a portfolio of new, differentiated products. Our current products are approved for sale in the United States, and we are working to bring them to select international markets. We also look for opportunities to expand into additional patient populations with new product indications, whether through our own resources or by supporting investigator-initiated studies at research institutions. We actively pursue opportunities to acquire additional late-stage development product candidates as well as marketed products in our target medical specialties. Further, we are supplementing the aforementioned growth strategies with the early-stage drug development activities of Cumberland Emerging Technologies, Inc. (CET), our majority-owned subsidiary. CET partners with university research centers to identify and cost-effectively develop promising, early-stage product candidates, which Cumberland has the opportunity to commercialize.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. Our website address is www.cumberlandpharma.com. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public through the Internet by the SEC at www.sec.gov.
Recent Developments
Acetadote®
Supplemental New Drug Application
In March 2010, we submitted a supplemental new drug application (sNDA) to the U.S. Food and Drug Administration (FDA) for the use of Acetadote in patients with non-acetaminophen acute liver failure. The sNDA includes data from a clinical trial led by investigators at the University of Texas Southwestern Medical Center indicating that acute liver failure patients treated with Acetadote have a significantly improved chance of survival without a transplant. The study showed that these patients can also survive a significant number of days longer without transplant, which would provide patients requiring transplant increased time for a donor organ to become available.
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
Australian Regulatory Approval
In April 2010, the Therapeutic Goods Administration (TGA) approved Acetadote for marketing in Australia. We previously granted an exclusive license to Phebra Pty Ltd., an Australian-based specialty pharmaceutical company, to commercialize Acetadote in Australia. Phebra is now preparing for the Australian launch of the product, which it expects to commence this year.
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

Compassionate Use in Australia
In December 2009, we entered into an exclusive agreement with Phebra Pty Ltd. for distribution of Caldolor in Australia and New Zealand. As of April 2010, Phebra made the product available in Australia on a limited, compassionate use basis. The TGA, which regulates drugs and medical devices in Australia, operates compassionate use programs that allow patients with critical clinical needs to access products not yet approved through their medical practitioner. Phebra is also planning to submit an application to the TGA for regulatory approval of Caldolor.
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
Pharmaceutical Industry Fee
Beginning in calendar-year 2011, an annual fee will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs (e.g., Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs programs, Department of Defense programs and TRICARE). The annual fee will be allocated to companies based on their previous calendar-year market share using sales data that the government agencies that purchase the pharmaceuticals will provide to the Treasury Department. Although we participate in governmental programs that would subject us to this fee, our sales volume in such programs is less than $10 million, with the first $5.0 million of sales being exempt from the fee. We do not anticipate this fee will have a material impact on our results of operations.
Medicaid Rebate Rate
We currently provide rebates for Kristalose sold to Medicaid beneficiaries. Effective January 1, 2010, the rebate increased from 11 percent to 13 percent of the average manufacturer price. Our sales of Kristalose under the Medicaid program have been increasing. We expect the increased rebate percentage will impact our net revenue for Kristalose by less than $0.1 million for the year ended December 31, 2010.
Therapeutic Discovery Project Credit
The legislation established a 50 percent nonrefundable investment tax credit or grant for qualified investments in qualifying therapeutic discovery projects. The provision allocates $1 billion during the two-year period (2009-2010) for the program. The credit is available only to companies with 250 or fewer employees. The qualified investment for any tax year is the aggregate amount of the costs paid or incurred in that year for expenses necessary for and directly related to the conduct of the qualifying therapeutic discovery project. We submitted our applications for four of our research projects prior to the deadline of July 21, 2010, and expect to receive a response from the Internal Revenue Service in the fourth quarter of 2010.
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
RESULTS OF OPERATIONS
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Net revenues. Net revenues for the three months ended June 30, 2010 totaled approximately $10.7 million, representing an increase of approximately $0.9 million, or 9%, over the same period in 2009. With overall sales volume remaining consistent between the two periods, increased gross sales were partially offset with gross-to-net revenue adjustments from increased rebate expense associated with state and managed care activity, as well as additional fee-for-service expense due to additional agreements in 2010.
During the second quarter of 2009, we expanded our hospital sales force in connection with the commercial launch of Caldolor. In addition to the expansion of our hospital sales force, we realigned our field sales force to enable them to also promote Caldolor in the surgery-center market. The sales forces have been working diligently in the continued launch of Caldolor while maintaining a consistent level of focus on Acetadote and Kristalose, which is evidenced by consistent sales volume of those two products.
Cost of products sold. Cost of products sold as a percentage of net revenues increased slightly from 7.9% for the three months ended June 30, 2009 to 8.0% for the same period in 2010. The increase in cost of products sold as a percentage of net revenues was primarily due to (1) the weakening of the U.S. dollar during the second quarter ended June 30, 2010 as compared to the same period in 2009 and (2) an increase in our gross-to-net revenue adjustments previously discussed.

Selling and marketing. Selling and marketing expense for the three months ended June 30, 2010 totaled approximately $5.8 million, representing an increase of approximately $1.5 million, or 33%, over the same period in 2009. The increase was primarily due to the expansion of our hospital sales force which occurred in the third quarter of 2009, and the resulting increases in payroll and related taxes, travel, meals and promotional activities.
Research and development. Research and development expense for the three months ended June 30, 2010 totaled approximately $1.0 million, representing a decrease of approximately $1.6 million, or 61%, over the same period in 2009. The decrease was primarily due to the inclusion in the second quarter of 2009 of approximately $2.0 million of milestone expenses incurred upon the FDA approval of Caldolor in June 2009. This decrease was offset by additional costs incurred in 2010 related to annual FDA product and establishment fees and increased costs related to development efforts for our products and product candidates.
General and administrative. General and administrative expense for the three months ended June 30, 2010 totaled approximately $1.8 million, representing an increase of approximately $0.5 million, or 44%, over the same period in 2009. The increase is primarily due to additional expenses associated with being an SEC registrant, including legal and accounting-related costs and insurance. In addition, we incurred additional foreign currency expense associated with our products bought from overseas suppliers.
Interest expense. Interest expense for the three months ended June 30, 2010 totaled approximately $0.4 million, representing an increase of approximately $0.3 million as compared to the same period in 2009. The increase is primarily attributable to the increase in our average term debt balance in 2010 as compared to 2009.
Income tax expense. Income tax expense for the three months ended June 30, 2010 totaled approximately $0.4 million, representing an increase of $0.1 million over the same period in 2009. As a percentage of net income before income taxes, income tax expense increased from 44.7% for the three months ended June 30, 2009 to 57.2% for the three months ended June 30, 2010. The increase, in percentage of net income before income taxes, was due to an increase in our projected tax rate for 2010 as a result of an increase in our permanent differences relative to our net income before income taxes.
During 2009 and 2010, significant stock options were exercised that resulted in an excess tax benefit to us. As of June 30, 2010, we have approximately $69.1 million of these tax deductions available to us that will be used to offset future income tax liabilities. In accordance with current accounting pronouncements, these deductions have not been recognized in the condensed consolidated balance sheet as of June 30, 2010. We will recognize the tax benefits in future periods when they are used to offset taxes payable. We expect our cash outflow related to income tax payments to be minimal during 2010 and 2011.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Net revenues. Net revenues for the six months ended June 30, 2010 totaled approximately $20.9 million, representing an increase of approximately $1.6 million, or 9%, over the same period in 2009. With overall sales volume remaining consistent between the two periods, increased gross sales were partially offset with gross-to-net revenue adjustments from increased rebate expense associated with state and managed care activity, as well as additional fee-for-service expense due to additional agreements in 2010.
During the third quarter of 2009, we expanded our hospital sales force in connection with the commercial launch of Caldolor. In addition to the expansion of our hospital sales force, we realigned our field sales force to enable them to also promote Caldolor in the surgery-center market. The sales forces have been working diligently in the continued launch of Caldolor while maintaining a consistent level of focus on our other products, which is evidenced by consistent sales volume of Acetadote and Kristalose.
Cost of products sold. Cost of products sold as a percentage of net revenues increased slightly from 7.9% for the six months ended June 30, 2009 to 8.3% for the same period in 2010. The increase in cost of products sold as a percentage of net revenues was primarily due to an increase in our gross-to-net revenue adjustments previously discussed.

Selling and marketing. Selling and marketing expense for the six months ended June 30, 2010 totaled approximately $11.5 million, representing an increase of approximately $2.9 million, or 34%, over the same period in 2009. The increase was primarily due to the expansion of our hospital sales force in the third quarter of 2009, and the resulting increases in payroll and related taxes, travel, meals and promotional activities.
Research and development. Research and development expense for the six months ended June 30, 2010 totaled approximately $1.8 million, representing a decrease of approximately $1.6 million, or 47%, over the same period in 2009. The decrease was primarily due to the inclusion in the second quarter of 2009 of approximately $2.0 million of milestone expenses incurred upon the FDA approval of Caldolor in June 2009. This decrease was offset by additional costs incurred in 2010 related to annual FDA product and establishment fees and increased costs related to development efforts for our products and product candidates.
General and administrative. General and administrative expense for the six months ended June 30, 2010 totaled approximately $3.7 million, representing an increase of approximately $1.0 million, or 37%, over the same period in 2009. The increase is primarily due to additional expenses associated with being an SEC registrant, including legal and accounting-related costs and insurance. In addition, we incurred additional foreign currency expense associated with our products bought from overseas suppliers.
Interest expense. Interest expense for the six months ended June 30, 2010 totaled approximately $0.8 million, representing an increase of approximately $0.6 million as compared to the same period in 2009. The increase is primarily attributable to the increase in our average term debt balance in 2010 as compared to 2009.
Income tax expense. Income tax expense for the six months ended June 30, 2010 totaled approximately $0.6 million, representing a decrease of approximately $0.5 million, over the same period in 2009. As a percentage of net income before income taxes, income tax expense increased from 41.6% for the six months ended June 30, 2009 to 49.7% for the six months ended June 30, 2010. The decrease, in dollars, was due to lower earnings for the six months ended June 30, 2010 as compared to the same period in 2009 offset by an increase in our projected tax rate for 2010 as a result of an increase in our permanent differences relative to our net income before income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our borrowings and the cash proceeds from our initial public offering of common stock that was completed in August 2009. We believe that our internally generated cash flows, amounts available under our credit facilities and cash on hand will be adequate to service existing debt, finance internal growth and fund capital expenditures. As of June 30, 2010 and December 31, 2009, cash and cash equivalents was $71.5 million and $78.7 million, respectively, working capital (current assets minus current liabilities) was $71.2 million and $74.5 million, respectively, and our current ratio (current assets to current liabilities) was 5.6x and 5.0x, respectively. As of June 30, 2010, we had an additional $2.2 million available to us on our line of credit.
Our term debt agreement with Bank of America requires an additional loan fee of $440,000 based on certain metrics as of September 30, 2010, which would be due on or before November 15, 2010. We are in negotiations with the bank to amend certain terms and conditions of the debt agreement, and are evaluating other options available to us, including the prepayment of the term debt. Currently, any prepayment prior to December 31, 2010 shall be accompanied by a prepayment fee of 4% of the amount prepaid. In addition, if we prepay the term debt, we would write off the remaining deferred loan costs, which was approximately $0.3 million as of June 30, 2010. If we elect to prepay the term debt prior to September 30, 2010, we would not be subject to any additional loan fee. Any additional loan fee would be a component of interest expense.

The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$755	$1,269
Investing activities	(207)	(120)
Financing activities	(7,754)	(447)

Net (decrease) increase in cash and cash equivalents (1)	$(7,206)	$702

(1)	The sum of the individual amounts may not agree due to rounding.
The net decrease in cash and cash equivalents of $7.2 million for the six months ended June 30, 2010 was primarily due to cash used in financing activities, which included (1) principal payments on our term debt of approximately $6.1 million, (2) the repurchase of common stock of approximately $3.1 million, (3) proceeds from the exercise of stock options of approximately $1.0 million and (4) the excess tax benefit derived from the exercise of nonqualified options of approximately $0.5 million.
The share repurchase program discussed in Part II, Item 2, is incorporated by reference into this Item.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2010, the Company did not engage in any off-balance sheet arrangements.
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
The interest rate related to borrowings under our revolving credit facility and term debt is a variable rate of LIBOR plus an applicable margin, as defined in the debt agreement (5.85% at June 30, 2010). As of June 30, 2010, we had outstanding borrowings of approximately $13.8 million under our revolving credit facility and term debt combined. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $0.1 million.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. Acetadote is manufactured by a supplier that denominates supply prices in Canadian dollars. One of our supply agreements for Caldolor is denominated in Australian dollars. Additionally, some of our research and development is performed abroad. As of June 30, 2010, our outstanding payables denominated in a foreign currency totaled $0.3 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms, with much of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were not significant for the six months ended June 30, 2010. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.

Item 4T: Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
During the Company’s second quarter of 2010, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
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
On August 10, 2009, our Registration Statement on Form S-1 (File No. 333-142535) for 5,000,000 shares of common stock was declared effective for the Company’s initial public offering. As of June 30, 2010, we have used approximately $4.2 million of the net proceeds to pay off the existing term debt with Bank of America, approximately $6.7 million for the commercialization of Caldolor, approximately $4.9 million for the expansion of our sales force and approximately $1.5 million for ongoing clinical work, product development and other costs related to Caldolor. The remaining proceeds have been invested in money market accounts. There have been no material changes in the planned expected use of the net proceeds from the offering.
Purchases of Equity Securities
The following table summarizes the purchase of equity securities by the Company during the three months ended June 30, 2010:

				Total Number of Shares	Maximum Number (or
				(or Units) Purchased as	Approximate Dollar Value) of
	Total			Part of Publicly	Shares (or Units) that May
	Number of Shares (or		Average Price Paid	Announced Plans or	Yet Be Purchased Under the
Period	Units) Purchased		per Share (or Unit)	Programs	Plan or Programs

April 1 – April 30	9,479	(1)	$10.55	—	—
May 1 – May 31	—		—	—	—
June 1 – June 30	196,424		$6.86	196,424	$8,653,124	(2)

Total	205,903

(1)	The purchase of 9,479 shares of common stock was made pursuant to a put right held by an executive to provide for the settlement of the remaining tax liability associated with the exercise of stock options in 2009. The purchase price of this transaction was the then-current fair market value of common stock on the date of the transaction.

(2)	On May 13, 2010, we announced a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Securities Act.

Item 6: Exhibits

No.	Description
10.7†	Exclusive Distribution Agreement, effective as of July 1, 2010, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from Exhibit 10.7 and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.
Dated: August 16, 2010	By:	/s/ A.J. Kazimi
A. J. Kazimi
Chief Executive Officer

Dated: August 16, 2010	By:	/s/ David L. Lowrance
David L. Lowrance
Vice President and Chief Financial Officer