Form 10-Q
period 2012-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2012-08-09
CIK 1087294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common stock, no par value	19,589,163

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$52,273,392	$70,599,146
Marketable securities	18,245,440	—
Accounts receivable, net of allowances	4,991,612	7,082,890
Inventories	7,316,606	5,774,694
Other current assets	3,430,107	3,851,337

Total current assets	86,257,157	87,308,067

Property and equipment, net	1,100,253	1,119,339
Intangible assets, net	7,373,013	7,023,064
Other assets	650,173	67,846

Total assets	$95,380,596	$95,518,316

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,936,081	$1,513,548
Other current liabilities	4,195,985	5,086,400

Total current liabilities	7,132,066	6,599,948
Revolving line of credit	4,359,951	4,859,951
Other long-term liabilities	674,973	1,223,148

Total liabilities	12,166,990	12,683,047

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock - no par value; 100,000,000 shares authorized; 19,699,237 and 20,020,535 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	68,500,397	70,272,155
Retained earnings	14,824,160	12,656,662

Total shareholders’ equity	83,324,557	82,928,817

Noncontrolling interests	(110,951)	(93,548)

Total equity	83,213,606	82,835,269

Total liabilities and equity	$95,380,596	$95,518,316

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net and Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues	$12,366,940	$14,389,741	$22,623,152	$25,056,668

Costs and expenses:
Cost of products sold	1,103,005	1,283,160	1,951,555	2,070,098
Selling and marketing	5,491,964	5,904,444	10,472,517	11,193,028
Research and development	1,553,343	1,027,048	2,957,365	2,036,721
General and administrative	2,164,098	2,371,506	4,429,123	4,373,510
Amortization of product license right	114,599	171,726	226,646	343,453

Total costs and expenses	10,427,009	10,757,884	20,037,206	20,016,810

Operating income	1,939,931	3,631,857	2,585,946	5,039,858

Interest income	76,074	52,260	148,355	95,169
Interest expense	(16,720)	(79,604)	(39,147)	(295,647)

Income before income tax expense	1,999,285	3,604,513	2,695,154	4,839,380

Income tax expense	(263,031)	(1,436,365)	(545,059)	(1,959,949)

Net and comprehensive income	1,736,254	2,168,148	2,150,095	2,879,431

Net loss attributable to noncontrolling interests	8,036	9,471	17,403	19,348

Net income attributable to common shareholders	$1,744,290	$2,177,619	$2,167,498	$2,898,779

Earnings per share attributable to common shareholders
- basic	$0.09	$0.11	$0.11	$0.14
- diluted	$0.09	$0.11	$0.11	$0.14
Weighted-average shares outstanding
- basic	19,771,167	20,471,621	19,889,583	20,458,842
- diluted	19,996,805	20,661,719	20,117,246	20,719,714

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,150,095	$2,879,431
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	441,199	527,301
Stock-based compensation - nonemployees	75,444	44,574
Stock-based compensation - employees	315,344	315,513
Excess tax benefit derived from exercise of stock options	(854,988)	(1,516,569)
Noncash interest expense	12,038	123,654
Net unrealized investment gains	(34,604)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,091,278	325,760
Inventory	(1,541,912)	230,591
Other current assets and other assets	(173,889)	704
Accounts payable and other accrued liabilities	1,362,385	2,009,529
Other long-term liabilities	(596,911)	(5,141)

Net cash provided by operating activities	3,245,479	4,935,347

Cash flows from investing activities:
Additions to property and equipment	(178,886)	(105,838)
Purchases of marketable securities	(18,356,482)	—
Proceeds from marketable securities	145,646	—
Additions to intangibles	(519,719)	(46,344)

Net cash used in investment activities	(18,909,441)	(152,182)

Cash flows from financing activities:
Principal payments on note payable	—	(1,333,334)
Net repayments on line of credit	(500,000)	—
Proceeds from exercise of stock options	545,601	523,507
Excess tax benefit derived from exercise of stock options	854,988	1,516,569
Payments made in connection with repurchase of common shares	(3,562,381)	(1,551,847)

Net cash used in financing activities	(2,661,792)	(845,105)

Net (decrease) increase in cash and cash equivalents	(18,325,754)	3,938,060

Cash and cash equivalents at beginning of period	70,599,146	65,893,970

Cash and cash equivalents at end of period	$52,273,392	$69,832,030

Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$73,457	$40,070

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(Unaudited)

				Non-
	Common stock		Retained	controlling	Total
	Shares	Amount	earnings	interests	equity
Balance, December 31, 2011	20,020,535	$70,272,155	$12,656,662	$(93,548)	$82,835,269
Stock-based compensation - nonemployees	17,199	74,690	—	—	74,690
Exercise of options and related tax benefit	152,626	1,400,589	—	—	1,400,589
Stock-based compensation - employees	—	315,344	—	—	315,344
Repurchase of shares	(491,123)	(3,562,381)	—	—	(3,562,381)
Net and comprehensive income	—	—	2,167,498	(17,403)	2,150,095

Balance, June 30, 2012	19,699,237	$68,500,397	$14,824,160	$(110,951)	$83,213,606

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements

(unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Cumberland Pharmaceuticals Inc. and its subsidiaries, or the Company or Cumberland, have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the first six months of 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Total comprehensive income was comprised solely of net income for the three and six months ended June 30, 2012 and 2011.

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

Subsequent Events

Management has evaluated events occurring subsequent to June 30, 2012 for accounting and disclosure implications.

(2) MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, we classify our marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2012, the marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of income. The fair values of marketable securities at June 30, 2012 were determined based on valuations provided by a third-party pricing service, as derived from such services’ pricing models, and are considered Level 1 and Level 2 measurements, depending on the nature of the investment. Level 1 valuations are based on quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 valuations are based on observable market-based inputs other than quoted prices in active markets for identical assets. The level of management judgment required in establishing fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments that are valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

The following table summarizes the fair value of our marketable securities, by type, as of June 30, 2012 based on the categories described above:

	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$1,975,270	$—	$1,975,270
U.S. Agency issued mortgage-backed securities – variable rate	—	3,986,942	3,986,942
U.S. Agency notes and bonds – fixed rate	—	1,500,383	1,500,383
SBA loan pools – variable rate	531,168	1,556,677	2,087,845
Municipal bonds – VRDN	8,695,000	—	8,695,000

	$11,201,438	$7,044,002	$18,245,440

(3) EARNINGS PER SHARE

The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Numerator:
Net income attributable to common shareholders	$1,744,290	$2,177,619

Denominator:
Weighted-average shares outstanding – basic	19,771,167	20,471,621
Dilutive effect of other securities	225,638	190,098

Weighted-average shares outstanding – diluted	19,996,805	20,661,719

	Six Months Ended June 30,
	2012	2011
Numerator:
Net income attributable to common shareholders	$2,167,498	$2,898,779

Denominator:
Weighted-average shares outstanding – basic	19,889,583	20,458,842
Dilutive effect of other securities	227,663	260,872

Weighted-average shares outstanding – diluted	20,117,246	20,719,714

As of June 30, 2012 and 2011, restricted stock awards and options to purchase 271,256 and 1,149,374 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

(4) REVENUES

We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of our assets are located in the United States. We had sales of less than $0.1 million to non-U.S. customers for the three and six months ended June 30, 2012, and sales of $0.1 million to non-U.S. customers for the three and six months ended June 30, 2011.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

The Company’s net revenues consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Products:
Acetadote	$9,770,168	$12,167,302	$17,121,252	$20,711,895
Kristalose	2,140,783	2,101,971	4,397,056	4,172,352
Caldolor	210,323	86,027	309,403	97,981
Other	245,666	34,441	795,441	74,440

Total net revenues	$12,366,940	$14,389,741	$22,623,152	$25,056,668

In the first quarter of 2012, we entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company that has expertise in developing, registering, manufacturing and commercializing products in the China market. In connection with the agreement, we received a nonrefundable, up-front payment of $0.7 million in exchange for the transfer of certain intellectual property, including our product dossiers. We also have certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. We determined the agreement contains two units of accounting—the transfer of certain rights, including the product dossier, for Acetadote and Caldolor, separately. As of March 31, 2012, we had delivered these items for Caldolor to the licensee, and recognized revenue of approximately $0.5 million as other revenue. The remaining up-front payment of $0.2 million related to Acetadote was recognized during the second quarter of 2012, when the intellectual property, including the dossier, was provided to the licensee.

The licensing agreement provides for us to receive milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. In addition, we will receive milestone payments of $1.1 million upon receiving regulatory approval for both Acetadote and Caldolor in China. We will recognize revenue for these substantive milestones using the milestone method. We use the milestone method of recognizing revenue for substantive milestones if (1) it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, (2) it relates solely to past performance and (3) it is reasonable relative to the other milestones. As of June 30, 2012 and 2011, we have not recognized any revenue related to milestones associated with Harbin Gloria.

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

During 2009 and 2010, we built inventory in preparation for the Caldolor product launch. Caldolor inventory represented the majority of net inventory on hand at June 30, 2012 and December 31, 2011, and has varying expiration dates through January 2015. At June 30, 2012 and December 31, 2011, we have recognized a reserve for potential obsolescence and discontinuance primarily for Caldolor of approximately $2.1 million. If actual sales in future periods are less than projected sales, we could incur additional obsolescence losses.

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

As of June 30, 2012 and December 31, 2011, inventory was comprised of the following:

	June 30, 2012	December 31, 2011
Raw materials	$1,745,145	$774,637
Finished goods	5,571,461	5,000,057

Total	$7,316,606	$5,774,694

(6) SHAREHOLDERS’ EQUITY

In May 2010, we announced a share repurchase program to repurchase up to $10.0 million of our outstanding common shares pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In April 2012, our Board of Directors modified this plan to provide for additional repurchases up to $10.0 million of our outstanding common shares, in addition to the amounts previously repurchased in 2010 and 2011. In the first six months of 2012, we repurchased 491,123 shares for approximately $3.6 million.

In the second quarter of 2012, we implemented an Option Exchange Program (the “Exchange Program”) whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program expired on May 21, 2012, at which time 424,475 outstanding options were exchanged for 147,828 shares of restricted stock. The restrictions on the restricted stock lapse from one to four years. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes methodology, and the following assumptions:

Range of Assumptions
Dividend yield	—
Expected term (years)	1.3 – 7.3
Expected volatility	37% – 78%
Risk-free interest rate	0.23% – 1.50%

The Exchange Program did not result in any incremental compensation expense during 2012. The remaining unrecognized compensation costs for the exchanged options on the date of the exchange was approximately $0.3 million, and will be recognized over the restriction period.

(7) INCOME TAXES

At June 30, 2012, we have unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $57.1 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. We expect to pay minimal income taxes in future periods due to the usage of these net operating losses.

As a result of the Exchange Program, we recognized a deferred tax asset of approximately $0.5 million at June 30, 2012, and a related income tax benefit for the three and six months ended June 30, 2012. The deferred tax asset represents the expected tax benefit of previously recognized compensation expense for incentive stock options that were exchanged as part of the Exchange Program. In prior years, we did not receive a tax benefit associated with incentive stock options. We will receive a tax benefit when the restrictions lapse on the restricted stock.

During the second quarter of 2011, we were notified by the Internal Revenue Service that our 2009 federal tax return was selected for examination. The examination was completed during the second quarter of 2012, with no significant findings or adjustments.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

(8) COLLABORATIVE AGREEMENTS

We are a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the condensed consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of income.

(9) COMMITMENTS AND CONTINGENCIES

During 2012, we received notices that our Acetadote patent was being challenged on the basis of non-infringement and/or invalidity. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights and have filed lawsuits to contest the infringement of the Acetadote patent. At this point, it is too early to evaluate the outcome of the lawsuits. If we are unable to successfully defend our Acetadote patent, our financial condition and results of operations may be materially adversely affected.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 17 through 31, and “Special Note Regarding Forward-Looking Statements” on page 31 of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, “Risk Factors,” of this Form 10-Q. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Form 10-Q.

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

Our marketed product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection for the treatment for pain and fever, and Kristalose® (lactulose) for Oral Solution, a prescription laxative. In early 2011, we acquired the rights to a late-stage Phase II product candidate that we intend to develop under the brand name Hepatoren® (ifetroban) Injection for the treatment of hepatorenal syndrome. We promote our approved products through our hospital and field sales forces in the United States, which together compromised more than 100 sales representatives and managers as of June 30, 2012.

We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, commercialization and finance. Our business development team identifies, evaluates and negotiates product acquisition, in-licensing and out-licensing opportunities. Our product development team develops proprietary product formulations, manages our clinical trials, prepares all regulatory submissions and manages our medical call center. Our products are manufactured by third parties, which are overseen and managed by our quality control and manufacturing group. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our third-party distribution partner to ensure availability and delivery of our products to our customers.

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

Growth Strategy

Our growth strategy involves maximizing the potential of our existing products while continuing to build a portfolio of new, differentiated products. Specifically, we expect to grow by executing the following plans:

•	We market our products in the United States through comprehensive marketing and promotional campaigns to support each of our approved brands.

•	We are working to bring our products to select international markets—with our first international launches being the introduction of Acetadote in Australia and Caldolor in Canada.

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

Quarter Highlights and Recent Developments

Acetadote®

A new formulation of Acetadote (acetylcysteine) Injection was developed by us as part of a Phase IV commitment we made in response to a request by the Food and Drug Administration (“FDA”) to evaluate the reduction of ethylene diamine tetraacetic acid (“EDTA”) from the product’s formulation. The new Acetadote formulation does not contain EDTA or any other chelating or stabilization agent and is free of preservatives. The new formulation was listed in the FDA Orange Book following its FDA approval in January 2011. In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “Acetadote Patent”) which is assigned to us. The claims of the Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. The Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO. The Company also has additional patent applications relating to the uses of Acetadote which are pending with the USPTO.

Following the issuance of the Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC and Mylan Institutional LLC challenging the Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the Acetedote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC and Perrigo Company. On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. We intend to vigorously defend and protect its Acetadote product and related intellectual property rights.

By statute, where the Paragraph IV certification is to a patent timely listed before an Abbreviated New Drug Application (“ANDA”) is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us with respect to the lawsuits.

On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA’s request that Cumberland evaluate the reduction or removal of EDTA from its original Acetadote formulation.

Caldolor®

Caldolor was approved for market in Canada for both its pain and fever indications through our distributor, Alveda Pharmaceuticals, in the second quarter of 2012.

International Markets

In February 2012, we entered into an exclusive agreement with China’s Harbin Gloria Pharmaceuticals Co., Ltd. for the commercialization of Acetadote (acetylcysteine) Injection, which is used to treat acetaminophen overdose, and Caldolor (ibuprofen) Injection, which is used to treat pain and fever in the hospital setting. The agreement provides Harbin Gloria exclusive rights to register and commercialize both drugs in China.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 35 through 38 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, inventories, provision for income taxes, stock-based compensation, research and development expenses and intangible assets.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net revenues. Net revenues for the three months ended June 30, 2012 totaled approximately $12.4 million compared to $14.4 million over the same period in 2011. Net revenue for Acetadote decreased approximately $2.4 million due primarily to a decrease in sales volume, partially offset by an increase in the average selling price. The decrease in Acetadote volume was driven by increased sales volume in 2011 caused by a shortage of the oral form of acetylcysteine. Kristalose net revenue remained consistent between the periods. Caldolor net revenue increased approximately $0.1 million due to an increase in wholesale reorders as we continued to gain acceptance in our target market.

Other revenues for the three months ending June 30, 2012 were approximately $0.2 million compared to $0.03 million for the same period in the prior year. The increase was a result of recognizing approximately $0.2 million in revenue related to the out-licensing agreement with Harbin Gloria Pharmaceuticals Co.

Cost of products sold. Cost of products sold as a percentage of net revenues for the three months ended June 30, 2012 was consistent with the same period in 2011. However, in 2011, we recognized $0.4 million of inventory reserves for potential obsolescence. Excluding this adjustment, the increase in the percentage in 2012 was primarily due to a change in our sales mix.

Selling and marketing. Selling and marketing expense for the three months ended June 30, 2012 totaled approximately $5.5 million, representing a decrease of approximately $0.4 million, or 7%, over the same period in 2011. The decrease was primarily due to lower marketing and advertising costs as we incurred significant expenses in 2011 related to the launching of our new formulation of Acetadote and a new marketing campaign for Caldolor.

Research and development. Research and development expense for the three months ended June 30, 2012 totaled approximately $1.6 million, representing an increase of approximately $0.5 million, or 51%, over the same period in 2011. The increase was primarily due to increased expenses associated with continuing clinical studies for our current products and product candidates.

General and administrative. General and administrative expense for the three months ended June 30, 2012 totaled approximately $2.1 million, representing a decrease of approximately $0.2 million, or 9%, over the same period in 2011. The decrease was primarily due to (1) decreased consulting fees and (2) decreased charitable contributions in 2012, partially offset by increased professional fees.

Interest expense. Interest expense for the three months ended June 30, 2012 totaled approximately $0.02 million, representing a decrease of approximately $0.1 million as compared to the same period in 2011. The decrease was primarily due to the early payoff of our term debt facility in the third quarter of 2011.

Income tax expense. Income tax expense for the three months ended June 30, 2012 totaled approximately $0.3 million, representing a decrease of approximately $1.2 million over the same period in 2011. As a percentage of income before income taxes, income tax expense decreased from 39.8% for the three months ended June 30, 2011 to 13.2% for the three months ended June 30, 2012. The decrease in the percentage was primarily due to the recognition of approximately $0.5 million of tax benefits for previously recognized compensation expense associated with certain incentive stock options that were exchanged for shares of restricted stock in 2012. In prior years, we did not recognize a tax benefit for the incentive stock options because the compensation expense was not deductible for tax purposes. Expense associated with restricted stock is generally deductible for tax purposes in the year the restrictions lapse. Therefore, when the incentive stock options were exchanged for restricted stock, the previously recognized compensation expense became deductible for tax purposes, and a tax benefit was recognized in the consolidated financial statements.

As of June 30, 2012, we have approximately $57.1 million of net operating loss carryforwards that will be used to significantly offset future income tax obligations.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net revenues. Net revenues for the six months ended June 30, 2012 totaled approximately $22.6 million, representing a decrease of approximately $2.4 million, or 10%, over the same period in 2011. The decrease in net revenues was primarily due to decreased Acetadote revenue partially offset by increases in Kristalose and Caldolor revenue. The decrease in Acetadote revenue was primarily due to a decrease in volume partially offset by an increase in the average selling price. The decrease in Acetadote volume was driven by increased sales volume in 2011 caused by a shortage of the oral form of acetylcysteine. The increase in Kristalose revenue was primarily due to an increase in the average selling price. The increase in Caldolor revenue was due to an increase in wholesaler reorders as we continue to gain acceptance in our target market.

Other revenues increased approximately $0.7 million due to the recognition of approximately $0.7 million in revenue related to the out-licensing agreement with Harbin Gloria Pharmaceuticals Co.

Cost of products sold. Cost of products sold as a percentage of net revenues increased from 8.3% for the six months ended June 30, 2011 to 8.6% for the same period in 2012. As previously noted, we recognized $0.4 million of inventory reserves for potential obsolescence during the six months ended June 30, 2011. Excluding this reserve, the increase in 2012 as compared to the adjusted percentage in 2011 was due to a change in the sales mix between the periods.

Selling and marketing. Selling and marketing expense for the six months ended June 30, 2012 totaled approximately $10.5 million, representing a decrease of approximately $0.7 million, or 6%, over the same period in 2011. The decrease was primarily due to (1) a decrease in royalty expense due to the Acetadote royalty agreement expiring in January 2011, (2) decreased sales force and related expenses as a result of converting our hospital sales force from contract employees to Cumberland employees and (3) decreased marketing and advertising expense as we incurred significant expenses in 2011 related to the launching of the new formulation of Acetadote and a new marketing campaign for Caldolor.

Research and development. Research and development expense for the six months ended June 30, 2012 totaled approximately $3.0 million, representing an increase of approximately $0.9 million, or 45%, over the same period in 2011. The increase was primarily due to (1) increased clinical studies expenses related to our current products and product candidates and (2) increased costs related to the annual FDA product and establishment fees for our products.

Income tax expense. Income tax expense for the six months ended June 30, 2012 totaled approximately $0.5 million, representing a decrease of approximately $1.4 million, over the same period in 2011. As a percentage of net income before income taxes, income tax expense decreased from 40.5% for the six months ended June 30, 2011 to 20.2% for the six months ended June 30, 2012. The decrease was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Our primary sources of liquidity are cash flows provided by operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the six months ended June 30, 2012, we generated $3.2 million in cash flow from operations compared to $4.9 million for the same period in 2011. We believe that our internally generated cash flows, amounts available under our credit facilities and cash on hand will be adequate to service existing debt, finance internal growth and fund capital expenditures.

In 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDNs, which allows us to liquidate the investment relatively quickly (less than one week). The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At June 30, 2012, we had a total of approximately $18.2 million invested in these securities.

As of June 30, 2012 and December 31, 2011, our cash and cash equivalents, including marketable securities, totaled $70.5 million and $70.6 million, respectively.

At June 30, 2012 and December 31, 2011, our working capital (current assets minus current liabilities) was $79.1 million and $80.7 million, respectively, and our current ratio (current assets to current liabilities) was 12.1x and 13.2x, respectively. As of June 30, 2012, we had an additional $5.6 million available to us on our line of credit.

The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,245	$4,935
Investing activities	(18,909)	(152)
Financing activities	(2,662)	(845)

Net (decrease) increase cash and cash equivalents (1)	$(18,326)	$3,938

(1)	The sum of the individual amounts may not agree due to rounding.

The net decrease in cash and cash equivalents for the six months ended June 30, 2012 was primarily due to the investment of our cash reserves in certain government and government-backed securities, as previously noted.

The net increase in cash and cash equivalents of $3.9 million for the six months ended June 30, 2011 was primarily due to cash generated from our operating activities. Net income for the period was $2.9 million. In addition, our accounts payable and other current liabilities, net of the excess tax benefit generated by the exercise of nonqualified options in 2011, increased by $2.0 million from December 31, 2010, which had a favorable impact on our operating cash flows. Contributing to our increase in cash and cash equivalents was the cash proceeds received from the exercise of stock options during 2011 of $0.5 million. These increases were partially offset by scheduled debt payments of $1.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.25% at June 30, 2012). As of June 30, 2012, we had outstanding borrowings of approximately $4.4 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by less than $0.1 million.

Exchange Rate Risk

While we operate primarily in the United States, some of our research and development is performed abroad. As of June 30, 2012, our outstanding payables denominated in a foreign currency were less than $0.1 million.

Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 30 days based on invoice terms. Foreign currency exchange gains and losses were not significant for the six months ended June 30, 2012 and 2011. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.

Item 4: Controls and Procedures

Our principal executive and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

PART II – OTHER FINANCIAL INFORMATION

Item 1: Legal Proceedings

See Item 1A, Risk Factors, below for a discussion regarding legal proceedings, which is incorporated by reference herein.

Item 1a: Risk Factors

Information regarding risk factors appears on pages 17 through 31 in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2011, and has been updated for recent developments:

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

Following the issuance of the Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC and Mylan Institutional LLC challenging the Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the Acetedote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC and Perrigo Company. On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights.

By statute, where the Paragraph IV certification is to a patent timely listed before an Abbreviated New Drug Application (“ANDA”) is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us with respect to the lawsuits.

On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA’s request that we evaluate the reduction or removal of EDTA from its original Acetadote formulation.

If we are unsuccessful in protecting our Acetadote intellectual property rights, our competitors may be able to introduce products into the marketplace that reduce the sales and market share of our Acetadote product which may require us to take measures such as reducing prices or increasing our marketing expense, any of which may result in a material adverse effect on our financial condition and results of operations.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes the purchase of equity securities by the Company during the three months ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	103,500	$7.63	103,500	$4,475,544
May 1 – May 31	—	—	—	4,475,544
June 1 – June 30	67,900	6.28	67,900	4,049,143

Total	171,400		171,400

Item 5: Other Information

In July 2012, we entered into the Third Amendment to Amended and Restated Lease Agreement (the “Amendment”) for the research facilities at Cumberland Emerging Technologies, Inc. The Amendment provides for an expansion of the leased premises from 6,718 rentable square feet to 14,151 square feet. The lease will terminate on April 30, 2018, with options to renew for two additional five-year periods.

In July 2012, we entered into an amendment to the manufacturing agreement with Bayer Healthcare LLC to extend the manufacturing agreement for Acetadote to September 2013. The amendment also establishes monthly minimum purchase requirements, which we expect to meet.

Item 6: Exhibits

No.	Description

10.24.1††	Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc.

10.25.1	Amendment Number 1 to the Manufacturing Agreement, effective January 19, 2009, between Cumberland Pharmaceuticals Inc. and Bayer Healthcare LLC

10.25.2††	Amendment Number 2 to the Manufacturing Agreement, effective June 30, 2012 between Cumberland Pharmaceuticals Inc. and Bayer Healthcare LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: August 9, 2012	By:	/s/ A.J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer