Form 10-Q
period 2012-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2012-11-02
CIK 1087294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2012
Common stock, no par value	19,110,546

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$50,801,571	$70,599,146
Marketable securities	18,559,476	—
Accounts receivable, net of allowances	5,467,455	7,082,890
Inventories	7,511,641	5,774,694
Other current assets	4,451,786	3,851,337

Total current assets	86,791,929	87,308,067

Property and equipment, net	1,120,591	1,119,339
Intangible assets, net	8,367,508	7,023,064
Other assets	653,768	67,846

Total assets	$96,933,796	$95,518,316

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$4,228,230	$1,513,548
Other current liabilities	4,429,904	5,086,400

Total current liabilities	8,658,134	6,599,948

Revolving line of credit	4,359,951	4,859,951
Other long-term liabilities	583,790	1,223,148

Total liabilities	13,601,875	12,683,047

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 19,173,846 and 20,020,535 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	66,756,556	70,272,155
Retained earnings	16,693,654	12,656,662

Total shareholders’ equity	83,450,210	82,928,817
Noncontrolling interests	(118,289)	(93,548)

Total equity	83,331,921	82,835,269

Total liabilities and equity	$96,933,796	$95,518,316

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net and Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues	$12,531,719	$13,054,278	$35,154,871	$38,110,946

Costs and expenses:
Cost of products sold	921,862	1,341,256	2,873,417	3,411,354
Selling and marketing	4,914,551	5,060,546	15,387,068	16,253,574
Research and development	1,696,592	1,233,025	4,653,957	3,269,746
General and administrative	1,901,986	2,149,364	6,331,109	6,522,874
Amortization of product license right	117,565	171,727	344,211	515,180

Total costs and expenses	9,552,556	9,955,918	29,589,762	29,972,728

Operating income	2,979,163	3,098,360	5,565,109	8,138,218

Interest income	107,719	52,459	256,074	147,628
Interest expense	(17,222)	(33,390)	(56,369)	(329,037)

Income before income taxes	3,069,660	3,117,429	5,764,814	7,956,809

Income tax expense	(1,207,504)	(1,278,472)	(1,752,563)	(3,238,421)

Net income	1,862,156	1,838,957	4,012,251	4,718,388

Net loss at subsidiary attributable to noncontrolling interests	7,338	8,455	24,741	27,803

Net income attributable to common shareholders	$1,869,494	$1,847,412	$4,036,992	$4,746,191

Earnings per share attributable to common shareholders
- basic	$0.10	$0.09	$0.20	$0.23
- diluted	$0.10	$0.09	$0.20	$0.23
Weighted-average shares outstanding
- basic	19,432,715	20,327,537	19,737,216	20,414,593
- diluted	19,670,741	20,534,647	19,969,051	20,657,567

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,012,251	$4,718,388
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	664,369	801,483
Stock-based compensation—nonemployees	101,038	119,313
Stock-based compensation—employees	455,666	467,850
Excess tax benefit derived from exercise of stock options	(2,176,222)	(2,657,259)
Noncash interest expense	16,050	131,469
Net unrealized investment gains	(99,286)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,615,435	640,083
Inventory	(1,736,947)	809,243
Other current assets and other assets	(1,228,382)	(1,240,700)
Accounts payable and other accrued liabilities	4,178,708	3,911,450
Other long-term liabilities	(655,201)	(9,262)

Net cash provided by operating activities	5,147,479	7,692,058

Cash flows from investing activities:
Additions to property and equipment	(293,693)	(241,885)
Purchases of marketable securities	(18,849,492)	—
Proceeds from marketable securities	389,302	—
Additions to intangibles	(1,621,100)	(140,356)

Net cash used in investment activities	(20,374,983)	(382,241)

Cash flows from financing activities:
Principal payments on note payable	—	(5,333,333)
Net (repayments) borrowings on line of credit	(500,000)	2,750,000
Proceeds from exercise of stock options	580,101	681,634
Excess tax benefit derived from exercise of stock options	2,176,222	2,657,259
Repurchase of common shares	(6,826,394)	(2,884,540)

Net cash used in financing activities	(4,570,071)	(2,128,980)

Net (decrease) increase in cash and cash equivalents	(19,797,575)	5,180,837

Cash and cash equivalents at beginning of period	70,599,146	65,893,970

Cash and cash equivalents at end of period	$50,801,571	$71,074,807

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$95,272	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(Unaudited)

				Non-
	Common stock		Retained	controlling	Total
	Shares	Amount	earnings	interests	equity
Balance, December 31, 2011	20,020,535	$70,272,155	$12,656,662	$(93,548)	$82,835,269
Stock-based compensation—nonemployees	20,199	98,806	—	—	98,806
Exercise of options and related tax benefit	162,526	2,756,323	—	—	2,756,323
Stock-based compensation—employees	—	455,666	—	—	455,666
Repurchase of shares	(1,029,414)	(6,826,394)	—	—	(6,826,394)
Net and comprehensive income	—	—	4,036,992	(24,741)	4,012,251

Balance, September 30, 2012	19,173,846	$66,756,556	$16,693,654	$(118,289)	$83,331,921

See accompanying notes to unaudited condensed consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements

(unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Cumberland Pharmaceuticals Inc. and its subsidiaries, or the Company or Cumberland, have been prepared on a basis consistent with the December 31, 2011 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the first nine months of 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Total comprehensive income was comprised solely of net income for the three and nine months ended September 30, 2012 and 2011.

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

Operating Segments

We operate in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of our assets are located in the United States.

Subsequent Events

Management has evaluated events occurring subsequent to September 30, 2012 for accounting and disclosure implications.

(2) MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, we classify our marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2012, the marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of income. The fair values of marketable securities at September 30, 2012 were determined based on valuations provided by a third-party pricing service, as derived from such services’ pricing models, and are considered Level 1 and Level 2 measurements, depending on the nature of the investment. Level 1 valuations are based on quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 valuations are based on observable market-based inputs other than quoted prices in active markets for identical assets. The level of management judgment required in establishing fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments that are valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

The following table summarizes the fair value of our marketable securities, by type, as of September 30, 2012 based on the categories described above:

	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$2,473,272	$—	$2,473,272
U.S. Agency issued mortgage-backed securities – variable rate	—	3,856,944	3,856,944
U.S. Agency notes and bonds – fixed rate	—	1,502,920	1,502,920
SBA loan pools – variable rate	—	2,031,340	2,031,340
Municipal bonds – VRDN	8,695,000	—	8,695,000

	$11,168,272	$7,391,204	$18,559,476

(3) EARNINGS PER SHARE

The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income attributable to common shareholders	$1,869,494	$1,847,412

Denominator:
Weighted-average shares outstanding – basic	19,432,715	20,327,537
Dilutive effect of other securities	238,026	207,110

Weighted-average shares outstanding – diluted	19,670,741	20,534,647

	Nine Months Ended September 30,
	2012	2011
Numerator:
Net income attributable to common shareholders	$4,036,992	$4,746,191

Denominator:
Weighted-average shares outstanding – basic	19,737,216	20,414,593
Dilutive effect of other securities	231,835	242,974

Weighted-average shares outstanding – diluted	19,969,051	20,657,567

As of September 30, 2012 and 2011, restricted stock awards and options to purchase 250,284 and 1,082,309 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

(4) REVENUES

The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Products:
Acetadote	$9,802,744	$10,882,342	$26,923,996	$31,594,237
Kristalose	2,376,231	2,077,310	6,773,287	6,249,662
Caldolor	295,011	47,966	604,414	145,947
Other	57,733	46,660	853,174	121,100

Total net revenues	$12,531,719	$13,054,278	$35,154,871	$38,110,946

In the first quarter of 2012, we entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company that has expertise in developing, registering, manufacturing and commercializing products in the China market. In connection with the agreement, we received a nonrefundable, up-front payment of $0.7 million in exchange for the transfer of certain intellectual property, including our product dossiers. We also have certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. We determined the agreement contains two units of accounting-—the transfer of certain rights, including the product dossier, for Acetadote and Caldolor, separately. As of March 31, 2012, we had delivered these items for Caldolor to the licensee, and recognized revenue of approximately $0.5 million as other revenue. The remaining up-front payment of $0.2 million related to Acetadote was recognized during the second quarter of 2012, when the intellectual property, including the dossier, was provided to the licensee.

The licensing agreement provides for us to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. In addition, we will receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. We will recognize revenue for these substantive milestones using the milestone method. We use the milestone method of recognizing revenue for substantive milestones if (1) it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, (2) it relates solely to past performance and (3) it is reasonable relative to the other milestones. As of September 30, 2012, we have not recognized any revenue related to milestones associated with Harbin Gloria.

In addition to the revenue recognized for the up-front payments from our international partners, we had product sales of less than $0.1 million to non-U.S. customers for each of the three and nine months ended September 30, 2012 and 2011.

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to condensed consolidated financial statements - continued

(unaudited)

During 2009 and 2010, we built inventory to support the Caldolor product launch. Caldolor inventory represented the majority of net inventory on hand at September 30, 2012 and December 31, 2011, and has varying expiration dates through January 2015. At September 30, 2012 and December 31, 2011, we have recognized a reserve for potential obsolescence and discontinuance primarily for Caldolor of approximately $2.0 million and $2.1 million, respectively. If actual sales in future periods are less than projected sales, we could incur additional obsolescence losses.

In connection with the purchase of certain Kristalose assets in 2011, we are responsible for the purchase of the active pharmaceutical ingredient for Kristalose, and maintain the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods inventory.

As of September 30, 2012 and December 31, 2011, inventory was comprised of the following:

	September 30, 2012	December 31, 2011
Raw materials	$1,844,829	$774,637
Finished goods	5,666,812	5,000,057

Total	$7,511,641	$5,774,694

(6) SHAREHOLDERS’ EQUITY

In May 2010, we announced a share repurchase program to repurchase up to $10.0 million of our outstanding common shares pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In April 2012, our Board of Directors modified this plan to provide for additional repurchases up to $10.0 million of our outstanding common shares, in addition to the amounts previously repurchased in 2010 and 2011. In the first nine months of 2012, we repurchased approximately 1.0 million shares for approximately $6.8 million.

In the second quarter of 2012, we implemented an Option Exchange Program (the “Exchange Program”) whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program expired on May 21, 2012, at which time 424,475 outstanding options were exchanged for 147,828 shares of restricted stock. The restriction period on the restricted stock lapse from one to four years after issuance. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes methodology, and the following assumptions:

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

(7) INCOME TAXES

At September 30, 2012, we have unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $55.8 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. We expect to pay minimal income taxes in future periods due to the usage of these net operating losses.

As a result of the Exchange Program, we recognized a deferred tax asset of approximately $0.5 million at September 30, 2012, and a related income tax benefit for the nine months ended September 30, 2012. The deferred tax asset represents the expected tax benefit of previously recognized compensation expense for incentive stock options that were exchanged as part of the Exchange Program. In prior years, we did not receive a tax benefit associated with incentive stock options. We will receive a tax benefit when the restrictions lapse on the restricted stock.

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

(9) COMMITMENTS AND CONTINGENCIES

During 2012, we received notices that our Acetadote patent was being challenged on the basis of invalidity or non- infringement by others . We intend to vigorously defend and protect our Acetadote product and related intellectual property rights and have filed lawsuits to contest the infringement of the Acetadote patent. At this point, it is too early to evaluate the outcome of the lawsuits. If we are unable to successfully defend our Acetadote patent, our financial condition and results of operations may be materially adversely affected.

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

Our marketed product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, for the treatment for pain and fever, and Kristalose® (lactulose) for Oral Solution, a prescription laxative. In early 2011, we acquired the rights to a late-stage Phase II product candidate that we intend to develop under the brand name Hepatoren® (ifetroban) Injection for the treatment of hepatorenal syndrome. We promote our approved products through our hospital and field sales forces in the United States, which together comprised approximately 100 sales representatives and managers as of September 30, 2012.

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

•

We are working to bring our products to select international markets—with our first international launch occurring in 2010 with the introduction of Acetadote into the Australian market. We have since expanded into Canada, Korea and China.

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

Quarter Highlights and Recent Developments

Caldolor®

In September 2012, we announced the top-line results from a pediatric pain study evaluating the safety and analgesic efficacy of Caldolor® (ibuprofen) Injection in treating pain in tonsillectomy patients ranging from 6 to 16 years old.

When administered prior to surgery, Caldolor use was associated with a statistically significant reduction in the number of post-operative narcotic doses required in patients in the efficacy evaluable population. There were also consistent trends toward reduction in pain scores and the incidence of nausea and vomiting in patients receiving Caldolor. Importantly, no safety concerns were observed during this study.

We expect the results from this study, in combination with the ongoing work to evaluate the treatment of fever in children, will be used to pursue a pediatric indication for Caldolor.

Acetadote Patent Challenge Update

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

Following the issuance of the Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC and Mylan Institutional LLC challenging the Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the Acetadote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC and Perrigo Company. On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. On August 9, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Perrigo Company in the United States District Court for the Northern District of Illinois, Eastern Division. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights.

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

On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA’s request that we evaluate the reduction or removal of EDTA from our original Acetadote formulation.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 35 through 38 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, inventories, fair value of marketable securities, provision for income taxes, stock-based compensation, research and development expenses and intangible assets.

Fair Value of Marketable Securities

We invest in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities), in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net revenues. Net revenues for the three months ended September 30, 2012 totaled approximately $12.5 million compared to $13.1 million over the same period in 2011. Net revenue for Acetadote decreased approximately $1.1 million due primarily to a decrease in sales volume, partially offset by an increase in the average selling price. The decrease in Acetadote volume was driven by increased sales volume in 2011 caused by a shortage of the oral form of competitive products. Caldolor net revenue increased $0.2 million due to an increase in sales volume as we continued to gain acceptance in our target market. Kristalose net revenue increased approximately $0.3 million due primarily to an increase in the average selling price offset by a decrease in volume.

Cost of products sold. As a percentage of net revenues, cost of products sold decreased from 10.3% for the three months ended September 30, 2011 to 7.4% for the same period in 2012. The decrease was primarily due to the recognition in 2011 of $0.5 million of inventory reserves for potential obsolescence. Excluding this adjustment, cost of products sold as a percentage of net revenues for the three months ended September 30, 2011 was 6.3%. On an adjusted basis, the increase in 2012 over 2011 was due to a change in the sales mix.

Selling and marketing. Selling and marketing expense for the three months ended September 30, 2012 totaled approximately $4.9 million, representing a decrease of approximately $0.1 million, or 3%, over the same period in 2011. The decrease was primarily due to (1) lower royalty expense due to our acquisition of the Kristalose brand during late 2011 and (2) lower hiring and consulting expenses due to the implementation of our new commercial strategy in 2012.

Research and development. Research and development expense for the three months ended September 30, 2012 totaled approximately $1.7 million, representing an increase of approximately $0.5 million, or 38%, over the same period in 2011. The increase was primarily due to (1) increased expenses associated with continuing clinical studies for our current products and product candidates, (2) increased costs related to the expansion of our medical science liaison team and (3) increased expense related to our annual FDA fees.

General and administrative. General and administrative expense for the three months ended September 30, 2012 totaled approximately $1.9 million, representing a decrease of approximately $0.2 million, or 12%, over the same period in 2011. The decrease was primarily due to inventory donations made in 2011 for humanitarian needs.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net revenues. Net revenues for the nine months ended September 30, 2012 totaled approximately $35.2 million, representing a decrease of approximately $3.0 million, or 8%, over the same period in 2011. The decrease in net revenues was primarily due to decreased Acetadote revenue of $4.7 million partially offset by increases of $0.5 million in revenue for each of Kristalose and Caldolor. The decrease in Acetadote revenue was primarily due to a decrease in volume partially offset by an increase in the average selling price. The decrease in Acetadote volume was driven by increased sales volume in 2011 caused by a shortage of the oral form of competitive products. The increase in Kristalose revenue was primarily due to an increase in the average selling price. The increase in Caldolor revenue was due to an increase in wholesaler reorders as we continue to gain acceptance in our target market.

Other revenues increased approximately $0.7 million due to the recognition of approximately $0.7 million in revenue related to an out-licensing agreement with Harbin Gloria Pharmaceuticals Co. in the first quarter of 2012.

Cost of products sold. Cost of products sold as a percentage of net revenues decreased from 9.0% for the nine months ended September 30, 2011 to 8.2% for the same period in 2012. We recognized approximately $0.9 million of inventory reserves for potential obsolescence during the nine months ended September 30, 2011. Excluding this reserve, the increase in 2012 as compared to the adjusted percentage in 2011 was primarily due to a change in the sales mix between the periods.

Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2012 totaled approximately $15.4 million, representing a decrease of approximately $0.9 million, or 5%, over the same period in 2011. The decrease was primarily due to (1) a decrease in royalty expense due to the Acetadote royalty agreement expiring in January 2011, (2) decreased marketing and advertising expense related to the implementation of our new commercial strategy in 2012 and (3) decreased freight expense for outgoing shipments due to improved pricing and lower sales volume.

Research and development. Research and development expense for the nine months ended September 30, 2012 totaled approximately $4.7 million, representing an increase of approximately $1.4 million, or 42%, over the same period in 2011. The increase was primarily due to (1) increased clinical studies expenses related to our current products and product candidates, (2) increased costs related to the annual FDA product and establishment fees for our products and (3) increased costs related to the expansion of our medical science liaison team.

General and administrative. General and administrative expense decreased $0.2 million, or 3%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease was primarily due to a decrease in charitable donations of inventory for humanitarian needs partially offset by increased legal and printing costs associated with our stock option exchange program during the second quarter of 2012.

Interest income. Interest income for the nine months ended September 30, 2012 totaled approximately $0.3 million as compared to $0.1 million for the same period in 2011. The increase in 2012 was primarily due to investing a portion of our cash balances in longer duration marketable securities beginning in the first quarter of 2012.

Interest expense. Interest expense for the nine months ended September 30, 2012 totaled approximately $0.05 million as compared to approximately $0.3 million in 2011. The decrease was primarily due to the early payoff of our term debt in 2011.

Income tax expense. Income tax expense for the nine months ended September 30, 2012 totaled approximately $1.8 million, representing a decrease of approximately $1.5 million, over the same period in 2011. As a percentage of net income before income taxes, income tax expense decreased from 40.7% for the nine months ended September 30, 2011 to 30.4% for the same period in 2012. The decrease was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options during the second quarter of 2012.

As of September 30, 2012, we have approximately $55.8 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These net operating losses will be recognized in the consolidated financial statements when they reduce income taxes currently payable.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Our primary sources of liquidity are cash flows provided by operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the nine months ended September 30, 2012, we generated $5.1 million in cash flow from operations compared to $7.7 million for the same period in 2011. We believe that our internally generated cash flows, amounts available under our credit facilities and cash on hand will be adequate to service existing debt, finance internal growth and fund capital expenditures.

In 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDNs, which allows us to liquidate the investment relatively quickly (less than one week). The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At September 30, 2012, we had a total of approximately $18.6 million invested in marketable securities.

As of September 30, 2012 and December 31, 2011, our cash and cash equivalents, including marketable securities, totaled $69.4 million and $70.6 million, respectively.

At September 30, 2012 and December 31, 2011, our working capital (current assets minus current liabilities) was $78.1 million and $80.7 million, respectively, and our current ratio (current assets to current liabilities) was 10.0x and 13.2x, respectively. As of September 30, 2012, we had an additional $5.6 million available to us on our line of credit.

The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,147	$7,692
Investing activities	(20,375)	(382)
Financing activities	(4,570)	(2,129)

Net (decrease) increase cash and cash equivalents (1)	$(19,798)	$5,181

(1)	The sum of the individual amounts may not agree due to rounding.

The net decrease in cash and cash equivalents for the nine months ended September 30, 2012 was primarily due to the investment of our cash reserves in certain government and government-backed securities, as previously noted. Our cash flow from operating activities was primarily due to the net income for the period supplemented by cash inflows from our receivables. We continue to repurchase shares of our common stock under our Rule 10(b)-5 Plan.

The net increase in cash and cash equivalents of $5.2 million for the nine months ended September 30, 2011 was primarily due to cash generated from our operating activities. Net income for the period was $4.7 million. In addition, our accounts payable and other current liabilities, net of the excess tax benefit generated by the exercise of nonqualified options in 2011, increased by $1.3 million from December 31, 2010, which had a favorable impact on our operating cash flows. In addition, our receivables decreased $0.6 million due to the timing of cash receipts from customers. Contributing to our increase in cash was the cash proceeds received from (1) the exercise of stock options during 2011 and (2) additional funding from our line of credit for working capital needs. We paid in full our outstanding term debt balance during 2011, with scheduled principal payments and the early payoff totaling $5.3 million for the nine months ended September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.22% at September 30, 2012). As of September 30, 2012, we had outstanding borrowings of approximately $4.4 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by less than $0.1 million.

Exchange Rate Risk

While we operate primarily in the United States, some of our research and development is performed abroad. As of September 30, 2012, our outstanding payables denominated in a foreign currency were less than $0.1 million.

Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 30 days based on invoice terms. Foreign currency exchange gains and losses were not significant for the nine months ended September 30, 2012 and 2011. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.

Item 4: Controls and Procedures

Our principal executive and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

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

Following the issuance of the Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC and Mylan Institutional LLC challenging the Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the Acetadote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC and Perrigo Company. On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. On August 9, 2012, the Company filed a lawsuit for infringement of the Acetadote Patent against Perrigo Company in the United States District Court for the Northern District of Illinois, Eastern Division. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes the purchase of equity securities by the Company during the three months ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs (1)
July 1 – July 31	118,074		$6.20	118,074	$8,051,695
August 1 – August 31	358,040	(2)	6.00	91,900	7,498,546
September 1 – September 30	62,177		6.14	62,177	7,116,971

Total	538,291			272,151

(1)	In April 2012, our Board of Directors modified the repurchase plan for an additional purchase of up to $10.0 million of our outstanding common stock, in addition to the amounts previously purchased.
(2)	Of this amount, 266,140 shares were repurchased directly from a shareholder at the fair market value as of the close of business on the transaction date.

Item 6: Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: November 2, 2012	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer