Form 10-K
period 2012-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2013-03-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ___________
Commission file number 001-33637
_______________________________________
CUMBERLAND PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1765329
(State of Incorporation)	(I.R.S. Employer Identification No.)
2525 West End Avenue, Suite 950
Nashville, Tennessee 37203
(Address of Principal Executive Offices) (Zip Code)
(615) 255-0068
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	Nasdaq Global Select Market
_____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2012 was $62,366,000. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 1, 2013 was 18,717,786.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2013 annual meeting of shareholders.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

2

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by relatively small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address poorly met medical needs.
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, and Hepatoren®(ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised more than 65 sales representatives and managers as of March 1, 2013.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, manufacturing, sales, marketing, commercialization and finance. Our business development team identifies, evaluates and negotiates product acquisition, in-licensing and out-licensing opportunities. Our product development team develops proprietary product formulations, manages our clinical trials, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our third party distribution partner to ensure availability and delivery of our products.
The following table sets forth our total net revenues, net income attributable to common shareholders and earnings per share (basic and diluted) for the years ended December 31:

	2012	2011	2010
	(in millions, except per share data)

Total revenues, net	$48.9	$51.1	$45.9
Net income attributable to common shareholders	5.8	5.7	2.5
Earnings per share - basic	$0.30	$0.28	$0.12
Earnings per share - diluted	$0.30	$0.28	$0.12
We have been profitable since 2004, generating sufficient cash flows to fund our development and marketing programs. In 2009, we completed an initial public offering of our common stock to help facilitate our further growth. Our strategy includes maximizing the potential of our existing products and selectively expanding our portfolio of differentiated products. Our current products are approved for sale in the United States and other countries through our select international partners, and we are working with overseas partners to bring them to additional international markets. We also look for opportunities to expand into additional patient populations through new product indications, whether through our own clinical studies or by supporting investigator-initiated studies at reputable research institutions. We actively pursue opportunities to acquire additional late-stage development product candidates as well as marketed products in our target medical specialties. Further, we are supplementing these growth strategies with the early-stage drug development activities of Cumberland Emerging Technologies (CET), our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, which Cumberland has the opportunity to commercialize.

We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission, or SEC. These filings are also available to the public at www.sec.gov.

PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed: Approved by the FDA and launched in 2004; new formulation FDA approved in 2011.
Caldolor®	Pain and Fever	Marketed: Approved in 2009.
Kristalose®	Chronic and Acute Constipation	Marketed by us since 2006
Hepatoren®	Hepatorenal Syndrome	In Phase II clinical development.
Acetadote
Acetadote is an intravenous formulation of N-acetylcysteine, or NAC, indicated for the treatment of acetaminophen poisoning. Acetadote, which has been available in the United States since Cumberland's 2004 introduction of the product, is currently used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relief and fever-reducing products. Acetaminophen continues to be the leading cause of poisonings reported by hospital emergency rooms in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
Originally approved in January 2004, Acetadote received U.S. Food and Drug Administration (FDA) approval as an orphan drug, which provided seven years of marketing exclusivity from the date of approval. In connection with the FDA's approval of Acetadote, we committed to certain post-marketing activities for the product. Our first Phase IV commitment (pediatric) was completed in 2004 and resulted in the FDA's 2006 approval of expanded labeling for Acetadote for use in pediatric patients. Our second Phase IV commitment (clinical) was completed in 2006 and resulted in further revised labeling for the product with FDA approval of additional safety data in 2008. We completed our third and final Phase IV commitment (manufacturing) for Acetadote in 2010, which has culminated in the approval and launch of a new, next generation formulation of the product.
In October 2010, we submitted a supplemental new drug application (sNDA) to the FDA for approval of a new formulation of Acetadote designed to replace the original formulation. The new formulation, which is the result of the aforementioned Phase IV commitment made to the FDA, addresses the FDA's safety concerns and contains no ethylene diamine tetracetic acid ("EDTA") or other stabilization and chelating agents and is preservative-free. In January 2011, we received FDA approval and commenced U.S. launch activities for this new Acetadote formulation. The original formulation has been removed from FDA reference materials and we no longer manufacture it. In April 2012, the USPTO issued a patent encompassing the Acetadote formulation and including composition of matter claims. The patent extends through May 2026.
In November 2012, the Company received a Notice of Allowance from the USPTO for a second patent relating to the formulation of Acetadote. The new patent will include claims regarding the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose and will expire in August 2025. We are continuing to seek additional claims to protect our intellectual property associated with Acetadote.

Supplemental New Drug Application for Acetadote
In the first quarter of 2010, we submitted an application to the FDA for the use of Acetadote in patients with non-acetaminophen acute liver failure. This sNDA included data from a clinical trial led by investigators at the University of Texas Southwestern Medical Center indicating that early-stage acute liver failure patients treated with Acetadote have a significantly improved chance of survival without a transplant and that these patients can also survive a significant number of days longer without transplant. In December 2010, the FDA issued a Complete Response Letter indicating that it had completed its review of the application and identified additional items that must be addressed prior to approval of the potential new indication. Since then, we have been addressing the additional requirements for that approval.
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
In September 2009, we implemented the U.S. launch of Caldolor and stocked the product at major wholesalers serving hospitals nationwide. We initially worked to establish a core group of medical facilities purchasing the product and then focused on building more sales volume and treating a broader range of patients within those stocked facilities.
We have worldwide commercial rights to Caldolor. We market Caldolor in the United States through our existing hospital sales force, and have entered into licensing agreements to reach patients outside the United States.
Kristalose
Kristalose is a prescription laxative administered orally for the treatment of constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient compliance and acceptance. We acquired exclusive U.S. commercialization rights to Kristalose in 2006, assembled a new dedicated field sales force and re-launched the product in September 2006 as a Cumberland brand. We direct our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists, pediatricians, internists and colon and rectal surgeons.
In November 2011, through a series of transactions, we entered into an agreement with Mylan Inc. to acquire certain assets associated with the Kristalose brand including the Kristalose trademark and the FDA registration. We also entered into a long-term supply agreement for the product. By entering into these transactions, we streamlined the supply chain for the product and are exploring opportunities to further develop the product.
Hepatoren
In April 2011, we entered into an agreement to acquire the rights to ifetroban, a new Phase II product candidate. We have initiated clinical development under the brand name Hepatoren (ifetroban) Injection and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"), a life-threatening condition involving progressive kidney failure for which there is no U.S. approved pharmaceutical treatment.
Our acquisition of the rights to the ifetroban program includes an extensive clinical database and non-clinical data package as well as manufacturing processes, know-how and intellectual property. Ifetroban was initially developed by a large pharmaceutical company for significant cardiovascular indications. They conducted extensive studies for their target indications and eventually donated the entire program to Vanderbilt University. Researchers at Vanderbilt identified ifetroban as a potentially valuable compound in treating patients for several niche indications. We acquired the rights to the ifetroban program from Vanderbilt through CET and intend to develop the product for several potential indications, including as an Orphan Drug for HRS for which we will pursue seven years of marketing exclusivity.
The FDA has cleared our Investigational New Drug (IND) application for this product candidate and we have initiated a Phase II dose escalation clinical study to evaluate Hepatoren for the treatment of HRS. We have commenced manufacturing and have filed patent applications to protect intellectual property related to the new indication. We believe this product candidate is an excellent strategic fit given our established presence in the hospital acute care market.

OUR STRATEGY
Continue to build a high-performance sales organization to address our target markets
We believe that our commercial infrastructure can help drive prescription volume and product sales. We currently utilize two distinct sales teams to address our primary target markets: a hospital sales force for the acute care market and a field sales force for the gastroenterology market.
Hospital market: We promote Acetadote and Caldolor through our dedicated hospital sales team. This team targets key hospitals across the U.S., and is comprised of sales professionals with substantial experience in the hospital market. According to IMS Health, U.S. hospitals accounted for approximately $28 billion, or 9%, of U.S. pharmaceutical sales in 2011. However, IMS also reports that only 2% of approximately $23 billion total pharmaceutical industry promotional spending was focused on hospital-use drugs in 2011. The majority of promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use. We believe the hospital market is underserved and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity.
Gastroenterology market: We promote Kristalose through a dedicated field sales force addressing a targeted group of physicians who are responsible for a majority of total retail Kristalose prescriptions nationally. By investing in our marketing program, we believe that we can increase market share for Kristalose and that we have the capability to promote additional gastroenterology products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides product opportunities but can be penetrated with a modest sized sales force.
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
Expand our global presence through select international partnerships
We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.
Develop a pipeline of early-stage products through CET
In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities of CET, our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them.

CLINICAL DEVELOPMENT OVERVIEW
In 2012 we completed two registry studies with Caldolor designed to gather additional safety and efficacy data on a rapid infusion of the drug. We also completed a pilot study assessing the efficacy of Caldolor compared to ketorolac to treat pain associated with knee arthroscopy procedures were completed in 2012.
The first of two registry studies was a phase IV multi-center, open-label, single-dose surveillance clinical study to assess the safety and efficacy of ibuprofen administered intravenously over five to ten minutes to adult patients in the hospital setting with fever (temperature >101ºF) and/or pain ( visual analog scale (VAS) assessment >3). Eligible patients were enrolled to receive one of two dose strengths (400mg for treatment of fever, 800 mg for treatment of pain) of intravenous ibuprofen. 150 patients from 13 clinical sites were enrolled in this study. Intravenous ibuprofen reduced fever and pain and the shortened infusion time was well tolerated.
The second of two registry studies was a phase IV multi-center, open-label, single or multiple-dose surveillance clinical study to assess the safety of ibuprofen administered intravenously over five to ten minutes to adult hospitalized patients undergoing surgical procedures. Eligible patients were enrolled to receive 800 mg intravenous ibuprofen administered at induction of anesthesia. 300 patients from 21 clinical sites were enrolled in this study. The shortened infusion time was well tolerated.
A pilot study to determine the efficacy of intravenous ibuprofen for pain control following arthroscopic knee surgery was also initiated and completed in 2012. A total of 51 patients were enrolled at a single site. Compared to patients receiving ketorolac, patients receiving intravenous ibuprofen experienced less postoperative pain prior to discharge, received less rescue narcotic and were less likely to require rescue narcotic prior to discharge.
Phase IV Required Pediatric Assessment
The required pediatric assessment for the Caldolor New Drug Application (NDA) was deferred for the treatment of fever and for the management of pain. The pediatric clinical study evaluating use to treat pain was completed and the one clinical study evaluating the treatment of fever is currently underway to address the Phase IV requirements.
The pediatric fever study currently underway is a multi-center, randomized, open-label, parallel, active comparator study in pediatric patients less than or equal to 16 years of age with fever greater than or equal to 101.0ºF (38.3ºC) to assess the efficacy, safety and pharmacokinetics of intravenous ibuprofen.
In 2012, we completed a pediatric pain study conducted in pediatric patients 6 to 17 years of age undergoing tonsillectomy to assess the safety and efficacy of intravenous ibuprofen.  A total of 161 patients were enrolled in this study. Patients receiving intravenous ibuprofen demonstrated a significant decrease in the number of postoperative doses and total amount of fentanyl required after surgery. Further, there were significant decreases in the incidence of vomiting in the post-discharge period. There were no differences between treatment groups in the incidence of adverse events, surgical blood loss, postoperative bleeding or need for re-exploration.
No additional Phase IV commitments were required by the FDA.
Safety Summary
Extensive use and worldwide literature support the strong safety profile of oral ibuprofen. Building on the oral safety profile, we have assembled an integrated intravenous ibuprofen safety database combining data from our clinical trials as well as previously published study data. We used this data to support our NDA filing and will continue to use and update the data as a part of our ongoing safety evaluation. In addition, this data will be used by our sales force and in our marketing materials to promote Caldolor.
In clinical trials supporting our proposed indications, the number and percentage of all patients in pivotal studies who reported treatment emergent adverse events was comparable between IV ibuprofen and placebo treatment groups. Additionally, there have been no safety related differences between Caldolor and placebo involving side effects sometimes observed with oral Nonsteroidal Anti-Inflammatory Drugs (NSAIDs), such as changes in renal function, bleeding events or gastrointestinal disorders.

BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source our business development leads through our senior executives and our international network of pharmaceutical and medical industry insiders. These opportunities are reviewed and considered on a regular basis by a multi-disciplinary team of our managers against a list of selection criteria. We have historically focused on product opportunities with relatively low acquisition, development and commercialization costs, employing a variety of transaction structures.
We intend to continue to build a portfolio of complementary, niche products largely through product acquisitions and late-stage product development. Our primary targets are under-promoted, FDA-approved drugs with existing brand recognition and late-stage development product candidates that address unmet or poorly met medical needs in the hospital acute care and gastroenterology markets. We believe that by focusing mainly on approved or late-stage products, we can minimize the significant risk, cost and time associated with drug development.
Through CET, we are collaborating with a select group of academic research institutions located in the mid-south region of the U.S. Our business development team is responsible for identifying appropriate CET product candidates and negotiating with our university partners to secure rights to these candidates. Although we believe that these collaborations may be important to our business in the future, they are not material to our business at this time.
In August 2011, CET entered into a new collaboration agreement with Washington University in St. Louis to co-develop promising biomedical technologies. Washington University is a national leader in medical research and ranks among the top U.S. institutions in funding by the National Institutes of Health. This collaboration represents the fourth major university partnership for CET, which has similar arrangements with Vanderbilt University, the University of Tennessee and the University of Mississippi.
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

•
monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices, Good Laboratory Practices, and Good Clinical Practices ("GCP"), and performing periodic audits of such vendors; and

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

SALES AND MARKETING
Our sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing professionals manage our dedicated hospital and gastroenterology sales forces, including more than 65 sales representatives and district managers, direct our national marketing campaigns and maintain key national account relationships. In January 2007, we converted our hospital sales force, which had previously been contracted to us by Cardinal Health Inc., to Cumberland employees through our wholly-owned subsidiary, Cumberland Pharma Sales Corp.
Our gastroenterology-focused team was formed in September 2006 with our re-launch of Kristalose and is a field sales force addressing high prescribers of laxatives. This gastroenterology sales force was previously contracted to us by Ventiv Commercial Services, LLC. In September 2010, we converted the field sales force to Cumberland employees as we had previously done with our hospital force.
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

INTERNATIONAL PARTNERSHIPS
We have licensed to third parties the right to distribute certain products outside the U.S. We have granted Alveda Pharmaceuticals Inc., or Alveda, an exclusive license to distribute Caldolor in Canada subject to receipt of regulatory approval. Alveda is obligated to make payments to us upon Caldolor's achieving specified regulatory milestones in Canada and to pay us a royalty based on Canadian sales of Caldolor. This license terminates five years after regulatory approval is obtained in Canada for the later of the fever or pain indications.
The application for regulatory approval of Caldolor in Canada was approved in December 2011. Caldolor was launched in May 2012 by Alveda.

In October 2009, we announced that we entered into an exclusive partnership with Phebra Pty Ltd., or Phebra, an Australian-based specialty pharmaceutical company, for the commercialization of Caldolor in Australia and New Zealand. Phebra has responsibility for obtaining any regulatory approval for the product, and for handling all ongoing regulatory requirements, product marketing, distribution and sales in the territories. We maintain responsibility for product formulation, development and manufacturing. Under the terms of the agreement, Cumberland received upfront and milestone payments as well as a transfer price, and we will receive royalties on any future sales of Caldolor in those territories. The application for approval of Caldolor in Australia was approved in late 2012.
We also granted Phebra an exclusive license to market and distribute Acetadote in Australia, New Zealand, and Southeast Asia, subject to the receipt of regulatory approval. Phebra is obligated to make payments to us upon Phebra's achieving specified milestones as well as royalty payments. In April 2010, the Therapeutic Goods Administration granted approval for the commercialization of Acetadote in Australia and in October 2010, Phebra commenced with the Australian launch of the product. This introduction of Acetadote in Australia marked the introduction of Cumberland's products into international markets. In addition to Australia, Phebra has exclusive marketing rights to Acetadote for New Zealand and has obtained marketing approval in that country.
In December 2009, we announced that we entered into an exclusive partnership with DB Pharm Korea Co. Ltd., a Korean-based pharmaceutical company, for the commercialization of Caldolor in South Korea. Under the terms of the agreement, DB Pharm Korea is responsible for obtaining any regulatory approval for the product and handling ongoing regulatory requirements, product marketing, distribution and sales in Korea. We maintain responsibility for product formulation, development and manufacturing. Under the agreement, Cumberland will receive upfront and milestone payments as well as a transfer price, and we will receive royalties on any future sales of Caldolor in South Korea.
In June 2011, we reached an agreement with Harvest & Health Co, Ltd in Taiwan and Insanbakti in Malaysia to market Caldolor and Acetadote. Al-Nabil International became our commercial partner of Caldolor and Acetadote in the U.A.E. in late 2011.
In February 2012, Harbin Gloria Pharmaceuticals Co. Ltd., became our commercial partner for Caldolor and Acetadote in China.
In December 2012, we also finalized agreements to commercialize Caldolor with SOHO Indistri Pharmas in Indonesia and Sandor Medicaids Pvt. Ltd., in India. We are currently working to identify appropriate arrangements for the registration and commercialization of our products in other markets.

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

•
Mylan Inc. formerly Bioniche Teoranta sources APIs and manufactures our Acetadote product for sale in the U.S. at its FDA-approved manufacturing facility in Ireland. Our relationship with Bioniche began in

January 2002. Mylan manufactures and packages Acetadote for us, and we purchase Acetadote from Mylan pursuant to an agreement which expires in January 2014.

•
We entered into an agreement with Bayer Healthcare, LLC, or Bayer, in February 2008 for the manufacture of Caldolor and Acetadote. The agreement expires in September 2013, subject to early termination upon 30 days prior written notice in the event of uncured material breach by us or Bayer. Under the agreement, we pay Bayer a transfer price per each unit of Caldolor or Acetadote supplied. In addition, we pay Bayer for agreed upon development costs.

•
In November 2011, we entered into a non-exclusive agreement with Mylan Inc. to package Kristalose. Under the terms of the agreement, we provide Kristalose API to Mylan and they package it into 10 gram and 20 gram finished product units for which we pay a per unit packaging fee. The agreement expires in 2016 and automatically renews for one year unless either party provides 180 day notice prior to expiration.

Distribution
Like many other pharmaceutical companies, we employ an outside third-party logistics contractor to facilitate our distribution efforts. Since August 2002, Specialty Pharmaceutical Services, or SPS, has exclusively handled all aspects of our product logistics efforts, including warehousing, shipping, customer billing and collections. SPS is a division of Cardinal Health Inc. SPS's primary facility is located outside of Nashville, Tennessee, with more than 325,000 square feet of space and a well-established infrastructure. In 2008, SPS opened a second, distribution-only facility in Reno, Nevada, with an additional 88,000 square feet of space. We began utilizing this facility for distribution to certain locations in the second half of 2008. We maintain ownership of our finished products until sale to our customers.

TRADEMARKS, PATENTS AND PROPRIETARY RIGHTS
We own all the trademarks for each of our branded pharmaceutical products as well as for our corporate name and logo. We have applied for trademark registration for various other names and logos. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.
We seek to protect our products from competition through a combination of patents, trademarks, trade secrets, FDA exclusivity and contractual restrictions on disclosure. Proprietary rights, including patents, are an important element of our business. We seek to protect our proprietary information by requiring our employees, consultants, contractors and other advisor's to execute agreements providing for protection of our confidential information upon commencement of their employment or engagement. We also require confidentiality agreements from entities that receive our confidential data or materials.
Acetadote and related litigation
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA to evaluate the reduction of EDTA from the product's formulation. The new Acetadote formulation does not contain EDTA or any other chelating or stabilization agent and is free of preservatives. The new formulation was listed in the FDA Orange Book following its FDA approval in January 2011. In April 2012, the USPTO issued U.S. Patent number 8,148,356 (the “Acetadote Patent”) which is assigned to us. The claims of the Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the Acetadote Patent was listed in the FDA Orange Book. The Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO. We also have additional patent applications relating to the uses of Acetadote which are pending with the USPTO.
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

The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC (“Paddock”). By statute, where the Paragraph IV certification is to a patent timely listed before an ANDA is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us.
On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. On August 9, 2012, we filed a lawsuit for infringement of the Acetadote Patent against Perrigo Company (“Perrigo”) in the United States District Court for the Northern District of Illinois, Eastern Division.
On November 12, 2012, we entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with each of Paddock and Perrigo involving the Acetadote Patent. Under the Settlement Agreement, Paddock and Perrigo admit that the Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the first Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, if a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party has made such generic version available for purchase in commercial quantities in the United States, we will supply Perrigo with an authorized generic version of our Acetadote product (the “Authorized Generic”).
On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that we evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying our request and stating that ANDAs referencing Acedadote that contain EDTA may be accepted and approved provided they meet all applicable requirements. We believe this response contradicts the FDA's request to evaluate the reduction or removal of EDTA. On November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. On November 13, 2012, we brought suit against the FDA in the United States District Court for the District of Columbia alleging that the FDA's denial of our Citizen Petition and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law.
We found during the resulting legal proceedings that the FDA initially concluded that the original Acetadote formulation was withdrawn for safety reasons and no generic versions should be approved. The FDA later reversed its position based on the possibility of drug shortages and the presence of EDTA in other formulations. At the same time, the FDA noted that exclusively marketing a non-EDTA containing product would be preferable because it would eliminate the potential risk of EDTA.
On November 5, 2012, we received a Notice of Allowance from the USPTO for a second patent relating to its new formulation of Acetadote (the “Second Acetadote Patent”). The Second Acetadote Patent will include claims regarding the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose and will expire in August 2025.
On January 7, 2013, Perrigo announced initial distribution of our authorized generic acetylcysteine injection product.
We intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights.

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
Acetadote
Acetadote is our injectable formulation of NAC for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC including, but not limited to, Geneva Pharmaceuticals, Inc., Bedford Laboratories division of Ben Venue Laboratories, Inc., Roxane Laboratories, Inc., InnoPharma Inc., and Hospira Inc.
In November 2012, InnoPharma Inc. was granted approval by the FDA to distribute their generic form of the old formulation of the Acetadote containing EDTA. In late 2012, we entered into a settlement agreement with Paddock Laboratories and the Perrigo Company that included the right to distribute our authorized generic Acetadote injection product.
Caldolor
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:

•	Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies.

•	Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market.

•	Ketorolac (brand name Toradol), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies.

•	Ofirmev, an injectable acetaminophen product, was approved by the FDA in 2010 and is manufactured by Cadence Pharmaceuticals, Inc.
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
Kristalose
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are Amitiza and liquid lactuloses. Amitiza is indicated for the treatment of chronic idiopathic constipation in adults and is marketed by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited. Liquid lactulose products are marketed by a number of pharmaceutical companies.
There are several hundred OTC products used to treat constipation marketed by numerous pharmaceutical and consumer health companies. MiraLax (polyethylene glycol 3350), previously a prescription product, was indicated for the treatment of constipation and manufactured and marketed by Braintree Laboratories, Inc. Under an agreement with Braintree, Schering-Plough introduced MiraLax as an OTC product in February 2007.

GOVERNMENT REGULATION
Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We and our manufacturers and clinical research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.
FDA Approval Process
The FDA is a regulatory agency within the Department of Health and Human Services. A key responsibility is to regulate the safety and effectiveness of drugs sold in the United States. The FDA divides that responsibility into two phases: pre-approval (premarket) and post approval (post market). The FDA reviews manufacturers' applications to market drugs in the United States; a drug may not be sold unless it has FDA approval. The agency continues its oversight of drug safety and effectiveness as long as the drug is on the market.

To market a prescription drug in the United States, a manufacturer needs FDA approval. To get that approval, the manufacturer must demonstrate the drug's safety and effectiveness according to criteria specified in law and agency regulations, ensure that its manufacturing plant passes FDA inspection, and obtain FDA approval for the drug's labeling, a term that includes all written material about the drug, including, for example, packaging, prescribing information for physicians, and patient brochures.
The progression to drug approval begins before FDA involvement. First, basic scientists work in the laboratory and with animals; second, a drug or biotechnology company develops a prototype drug. That company must seek and receive FDA approval, by way of an IND application, to test the product with human subjects. Those tests, called clinical trials, are carried out sequentially in Phase I, II, and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analysis in a NDA. FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identify, strength, quality, and identity.
The FDCA and associated regulations detail the requirements at each step. The FDA uses a few special mechanisms to expedite drug development and the review process when a drug might address an unmet need or a serious disease or condition. Those mechanisms include accelerated approval, animal efficacy approval, fast track applications, and priority review.
The sponsor of the drug typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase I clinical trials are generally conducted in a small number of healthy volunteers, primarily to collect and assess pharmacokinetics and safety data at one or more dosages prior to proceeding into patients. In Phase II clinical trials, the sponsor evaluates the early efficacy of the product in short term trials on the targeted indication and identifies possible adverse effects and safety risks in a patient population. Phase III clinical trials typically involve testing for patients in long term trials examining safety and clinical efficacy in an expanded population at geographically-dispersed test sites.
The FDA requires that clinical trials be conducted in accordance with the FDA's GCP requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The institutional review board (IRB), or ethics committee (outside of the U.S.), of each clinical site generally must approve the clinical trial design and patient informed consent and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
The results of the nonclinical and clinical trials, together with detailed information on the manufacture and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60 day validation review period before it is accepted for filing. If the NDA is found to be incomplete it will not be accepted. Once the NDA is validated and accepted for filing, the FDA begins an in-depth review of the NDA. Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA V - effective October 1, 2012), the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an approval letter. If not, a Complete Response letter will be sent informing applicants of changes that must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. The General Accounting Office (GAO) reported that standard NDAs showed a steadier increase with the percentage of first-cycle approval letters rising from 43% for FY 2000 applications to 69% for FY 2010 applications. The percentage of priority NDAs receiving an approval letter at the end of the first review cycle fluctuated from FY 2000 through FY 2010, ranging between 47% and 80% during this time. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.

Section 505(b) (2) new drug applications
An NDA may be submitted under different methods, a 505(b)(1), 505(b)(2) or 505(j). Section 505(b) provides for the submission of an NDA to support the approval of a drug. Upon approval, a drug may be marketed only for the FDA-approved indication(s) in the approved dosage form. Further clinical trials may be necessary to gain approval for the use of the product for any additional indications or dosage forms. The FDA also requires post market safety surveillance reporting to monitor the side effects of the drug, which may result in withdrawal of approval after marketing begins.
Section 505(b)(1) or the 'full' NDA is used for new chemical entities (NCEs) and requires full clinical and nonclinical development of a compound. Marketing exclusivity assigned to a 505(b)(1) approval is five years. A 505(b)(2) NDA permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant using previously reported safety and efficacy data, and for which the applicant has not obtained a right of reference. Generally new studies are required to provide data on the proposed change. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs which have a new dosage form, strength, route of administration, formulation or indication or combination drugs. Marketing exclusivity for a 505(b)(2) submission is three years. Any marketing exclusivity is independent of patent exclusivity.
We successfully secured FDA approvals for Acetadote in January 2004 and for Caldolor in June 2009 pursuant to the 505(b)(2) pathway.
Special protocol assessment process
The special protocol assessment, or SPA, process is designed to assess whether a planned protocol is adequate to meet scientific and regulatory requirements identified by the sponsor. Three types of protocols related to PDUFA products are eligible for this special protocol assessment under the PDUFA goals: (1) animal carcinogenicity protocols, (2) final product stability protocols, and (3) clinical protocols for phase III trials whose data will form the primary basis for an efficacy claim if the trials had been the subject of discussion at an end-of-phase 2/pre-phase 3 meeting with the review division, or in some cases, if the division agrees to such a review because the division is aware of the developmental context in which the protocol is being reviewed and the questions are being answered. The clinical protocols for phase III trials can relate to efficacy claims that will be part of an original NDA or biologics license application (BLA) or that will be part of an efficacy supplement to an approved NDA or BLA.
New section 505(b)(4)(B) of the Modernization Act directs FDA to meet with sponsors, provided certain conditions are met, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a marketing application submitted under section 505(b) of the Act or section 351 of the Public Health Service Act (42 U.S.C. 262).3. Such marketing applications include NDAs, BLAs, and efficacy supplements to approved NDAs and BLAs. Under new sections 505(b)(4)(B) and (C) of the Act, if a sponsor makes a reasonable written request to meet with the FDA for the purpose of reaching agreement on the design and size of a clinical trial, the FDA will meet with the sponsor. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. An agreement may not be changed by the sponsor or FDA after the trial begins, except (1) with the written agreement of the sponsor and FDA, or (2) if the director of the FDA reviewing division determines that "a substantial scientific issue essential to determining the safety or effectiveness of the drug" was identified after the testing began (section 505(b)(4)(C) of the Act). If a sponsor and the FDA meet regarding the design and size of a clinical trial under section 505(b)(4)(B) of the Act and the parties cannot agree that the trial design is adequate to meet the goals of the sponsor, the FDA will clearly state the reasons for the disagreement in a letter to the sponsor. However, the absence of an articulated disagreement on a particular issue should not be assumed to represent an agreement reached on that issue. Final determinations by the FDA with respect to a product candidate, including as to the scope of its “labeling”, are made after a complete review of the applicable NDA and are based on the entire data in the application.
On June 14, 2004, we submitted a request for SPA of our Caldolor Phase III clinical study. During a meeting with the FDA on September 29, 2004, the FDA confirmed that the efficacy data from our study of post-operative pain with a positive outcome was considered sufficient to support a 505(b)(2) application for the pain indication.

Orphan drug designation
The Orphan Drug Act of 1983, or Orphan Drug Act, encourages manufacturers to seek approval of products intended to treat “rare diseases and conditions” with a prevalence of fewer than 200,000 patients in the U.S. or for which there is no reasonable expectation of recovering the development costs for the product. For products that receive orphan drug designation by the FDA, the Orphan Drug Act provides tax credits for clinical research, FDA assistance with protocol design, eligibility for FDA grants to fund clinical studies, waiver of the FDA application fee, and a period of seven years of marketing exclusivity for the product following FDA marketing approval. Acetadote received Orphan Drug designation in October 2001 and was approved in 2004 by the FDA to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen. Acetadote was entitled to marketing exclusivity until January 2011 for the treatment of this approved indication, and we intend to seek additional exclusivity for this product through new potential indications. This exclusivity would not prevent a product with a different formulation from competing with Acetadote.
Section 505(j) abbreviated new drug applications
An ANDA is a type of NDA where approval of a generic drug is based on demonstrating comparability to an innovator drug product (the RLD or Reference Listed Drug). Applications are "abbreviated" because they generally don't include preclinical and clinical data to establish safety and effectiveness. Generics must demonstrate that the product is bioequivalent (i.e., performs in same manner and is comparable to 'innovator' product in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use). Abbreviated applications may be submitted for drug products that are the same as a listed drug and must be identical in active ingredient(s), form, strength, route of administration, and identical in conditions of use (non-exclusive uses). Products are declared suitable based on a suitability petition to the FDA. If the petition is approved, the Sponsor may then submit the ANDA.
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act, informally known as the "Hatch-Waxman Act", is a 1984 United States federal law which established the modern system of generic drugs. Hatch-Waxman amended the Federal Food, Drug, and Cosmetic Act. Section 505(j) 21 U.S.C. 355(j) sets forth the process by which would-be marketers of generic drugs can file ANDAs to seek FDA approval of the generic. Section 505(j)(2)(A)(vii)(IV), the so-called Paragraph IV, allows 180 day exclusivity to companies that are the "first-to-file" an ANDA against holders of patents for branded counterparts.
Hatch-Waxman Amendments grant generic manufacturers the ability to mount a validity challenge without incurring the cost of entry or risking enormous damages flowing from any possible infringement. Hatch-Waxman essentially redistributes the relative risk assessments and explains the flow of settlement funds and their magnitude. Hatch-Waxman gives generics considerable leverage in patent litigation.
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
Pharmaceutical Industry Fee: Beginning in calendar-year 2011, an annual fee was imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs (e.g., Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs programs, Department of Defense programs and TRICARE). The annual fee is allocated to companies based on their previous calendar-year market share using sales data that the government agencies that purchase the pharmaceuticals will provide to the Treasury Department. Although we participate in governmental programs that subject us to this fee, our sales volume in such programs is less than $10 million, with the first $5 million of sales being exempt from the fee. We do not anticipate this fee will have a material impact on our results of operations.

Medicaid Rebate Rate: We currently provide rebates for Kristalose sold to Medicaid beneficiaries. Effective January 1, 2010, the rebate increased from eleven percent to thirteen percent of the average manufacturer price. Our sales of Kristalose under the Medicaid program have been increasing. The increased rebate percentage impacted our net revenue for Kristalose by less than $0.3 million for the year ended December 31, 2012.
Federal grant funding
The legislation established a 50% nonrefundable investment tax credit or grant for qualified investments in qualifying therapeutic discovery projects. The provision allocated $1 billion during the two-year period (2009-2010) for the program. The credit is available only to companies with 250 or fewer employees. The qualified investment for any tax year is the aggregate amount of the costs paid or incurred in that year for expenses necessary for and directly related to the conduct of the qualifying therapeutic discovery project. We submitted applications for four of our research projects prior to the deadline of July 21, 2010. In November 2010, we received a response from the Internal Revenue Service indicating approval for funding. We received grants of approximately $0.9 million based on actual 2009 and 2010 expenditures.
Post approval activities
Once a drug is on the U.S. market (following FDA approval of the NDA), FDA continues to address drug production, distribution, and use. FDA activities are based on ensuring drug safety and effectiveness, and address product integrity, labeling, reporting of research and adverse events, surveillance, drug studies, risk management, information dissemination, off-label use, and direct-to-consumer advertising.
If we amend the NDA for an FDA approved product, such as adding safety or efficacy labeling claims, promoting those new claims, making certain manufacturing changes or product enhancements we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications, product enhancements, and manufacturing and labeling changes may require us to conduct additional clinical trials under FDA's IND regulations. Even if such studies are conducted, they are still subject to the same requirements and timelines as that of an original NDA.
The FDA continuously gathers information about possible adverse reactions to the products it has approved for use. The FDA requires all manufacturers to report adverse events. It also provides a procedure for consumers and physicians to voluntarily report their concerns about drugs. The agency collects those reports through MedWatch and uses its Adverse Event Reporting System (AERS) to store and analyze them. Because some events may occur after the use of a drug for reasons unrelated to it, the FDA reviews the events to assess which ones may indicate a drug problem. They then use information gleaned from the surveillance data to determine a course of action. They might recommend a change in drug labeling to alert users to a potential problem, or, perhaps, to require the manufacturer to study the observed association between the drug and the adverse event.
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
Federal False Claims Act
The Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.
ICH - International Committee on Harmonization
Outside of the U.S., our ability to market our products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The International Committee on Harmonization (ICH) provides a set of standards that most Regulatory Authorities adhere to (e.g. U.S., Europe, and Japan) allowing greater harmonization in the interpretation and application of technical guidelines and requirements for pharmaceutical product registration, thereby reducing or obviating duplication of testing carried out during the research and development of new human medicines. Regulatory harmonization offers many direct benefits to both regulatory authorities and the pharmaceutical industry with beneficial impact for the protection of public health.

ENVIRONMENTAL MATTERS
We are subject to federal, state and local environmental laws and regulation and we believe that our operations comply with such regulations. We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

SEASONALITY
There are no significant seasonal aspects to our business.

BACKLOG
Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not considered material to our business.

EMPLOYEES
As of December 31, 2012, we had approximately 106 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and sale personnel in particular.
In November 2012, we implemented a realignment of our national sales organization to more efficiently cover key targets in support of our three marketed products, Caldolor, Acetadote and Kristalose in the United States. As a result of this realignment on November 29, 2012, the Company's sales personnel moved from 95 individuals to 65 individuals, maintaining approximately two-thirds of its pre-realignment sales organization and consolidated its number of nationwide districts from 10 to 8. The Company does not expect to have further changes to its sales personnel as a result of the realignment.

Item 1A. Risk Factors.
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
We currently market and sell three products: Caldolor, Acetadote and Kristalose. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
In 2011, the FDA issued a press announcement asking manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each tablet or capsule. The FDA also is requiring manufacturers to update labels of all prescription combination acetaminophen products to warn of the potential risk for severe liver injury. The actions the FDA is taking for prescription acetaminophen combination products do not affect over-the-counter acetaminophen products. The FDA's regulation of acetaminophen in prescription combination products and over-the-counter products may reduce the number of acetaminophen overdoses which could result in a lower demand for Acetadote. If the demand for Acetadote decreases, it could have an adverse impact on our future revenues and profitability.
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
Caldolor is manufactured at Hospira Australia Pty. Ltd.’s facility in Australia and Bayer’s facility in Kansas. Acetadote is manufactured primarily at Bayer’s facility in Kansas and Mylan’s manufacturing plant in Ireland is an alternative manufacturing source for Acetadote. The active pharmaceutical ingredient for Kristalose is manufactured at a single facility in Italy. If any one of these facilities is damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our products. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
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

•
Vanderbilt University and the Tennessee Technology Development Corporation, co-owners with us of CET, and the universities that collaborate with us in connection with CET's research and development programs.

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
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren product candidate. Hepatoren, which is injectable ifetroban, is a drug used to treat HRS. However, Hepatoren has not been approved by the FDA for marketing, and it is still subject to risks associated with its development.
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
Even if Hepatoren is eventually successfully developed and approved by the FDA, it may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. Physicians may determine that existing drugs are adequate to address patients' needs. The extent to which Hepatoren will be reimbursed by the U.S. government or third-party payors is also currently unknown.
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
In March 2010, the U.S. government passed into law and enacted the PPACAt, as amended by the HCERA, or collectively the Healthcare Reform Act. Among other provisions, the Healthcare Reform Act calls for an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs. At this time no assurances can be given that these measures, or any other measures included in the Healthcare Reform Act, will not have an adverse effect on our revenues in the future. Furthermore, future cost control initiatives, legislation and regulations could decrease the price that we would receive for any products, which would limit our revenue and profitability.
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
We are a relatively small company, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely effect our day-to-day operations. We currently have a key man life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results.
The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2012, we had 106 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Virtually all aspects of our business activities are regulated by government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution, promotion and sampling, advertising of our products, and disposal of waste products arising from such activities are subject to governmental regulation. These activities are regulated by one or more of the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, or the EPA, as well as by comparable agencies in foreign countries. These activities are also regulated by various agencies of the states and localities in which our products are sold. For more information, see “Business—Government Regulation.
Like all pharmaceutical manufacturers, we are subject to regulation by the FDA under the FDCA. All new drugs must be the subject of an FDA-approved new drug application, or NDA, before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug’s safety and effectiveness. All drugs must be manufactured in conformity with cGMP, and drug products subject to an approved NDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in the NDA. Since we rely on third parties to manufacture our products, cGMP requirements directly affect our third party manufacturers and indirectly affect us. The manufacturing facilities of our third-party manufacturers are continually subject to inspection by such governmental agencies, and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory. Our third-party manufacturers are subject to periodic inspection by the FDA to assure such compliance.
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
Under the FDCA, the federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, and to seek civil monetary and criminal penalties. The initiation of any of these enforcement activities, including the restriction or prohibition on sales of our products, could materially adversely affect our business, financial condition and results of operations.
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
In previous years, legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Such legislation, or similar regulatory changes, if enacted, could decrease the price we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

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
Acetadote is indicated to prevent or lessen hepatic (liver) injury when administered intravenously within eight to ten hours after ingesting quantities of acetaminophen that are potentially toxic to the liver. As discussed in Part I, Item 1, Business - Trademarks, Patents and Proprietary Rights, of this Form 10-K, in April 2012, the USPTO issued the Acetadote Patent which is assigned to us and is scheduled to expire in May 2026. Following the issuance of the Acetadote Patent, we received Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC and Perrigo Company challenging the Acetadote Patent. We responded by filing five separate infringement lawsuits. Further, on November 13, 2012, we brought suit against the FDA alleging that the FDA's denial of our Citizen Petition, which requested that the FDA refrain from approving any applications for acetylcysteine injection containing EDTA, and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law. Although we have settled the litigation with Paddock Laboratories, LLC and Perrigo Company, the remaining lawsuits are still pending. In addition, on November 5, 2012, we received a Notice of Allowance from the USPTO for the Second Acetadote Patent, which is set to expire in August 2025. If we are unable to successfully defend the Acetadote patents and related intellectual property rights with respect to our Acetadote product, our financial condition and results of operations could be adversely affected.
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
On November 12, 2012, the Company entered into the Settlement Agreement with Paddock and Perrigo to resolve the challenges and the pending litigation between the Company and each of Paddock and Perrigo involving the Acetadote Patent. Under the Settlement Agreement, Paddock and Perrigo admit that the Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the Acetadote Patent. In addition Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, the Company entered into the License and Supply Agreement with Paddock and Perrigo. Under the terms of the License and Supply Agreement, if a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party has made such generic version available for purchase in commercial quantities in the United States, the Company will supply Perrigo with an Authorized Generic version of the Company's Acetadote product.
By statute, where the Paragraph IV certification to a patent timely listed before an ANDA is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us with respect to the lawsuits.
On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain ethylenediaminetetraacetic acid, or EDTA, based in part on the FDA's request that we evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying the Company's request and stating that ANDAs referencing Acetadote that contain EDTA may be accepted and approved provided they meet all applicable requirements.

The Company believes this response contradicts the FDA's request to evaluate the reduction or removal of EDTA. On November 8, 2012, the Company learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. On November 13, 2012, the Company brought suit against the FDA in the United States District Court for the District of Columbia alleging that the FDA's denial of Cumberland's Citizen Petition and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law.
On November 5, 2012, the Company received a Notice of Allowance from the United States Patent and Trademark Office for a second patent relating to its new formulation of Acetadote. The new patent will include claims regarding the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose and will expire in August 2025.
On January 7, 2013 Perrigo announced initial distribution of Cumberland's Authorized Generic acetylcysteine injection product.
The Company intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.
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
We have a U.S. patent for Caldolor, and some related international patents, which are directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and if a competitor were to develop a sufficiently distinct formulation, it could develop and seek FDA approval for another ibuprofen product that competes with Caldolor. Upon receipt of FDA approval in June 2009, we received three years of marketing exclusivity for Caldolor. As our marketing exclusivity has now expired, a competitor with a generic form of injectable ibuprofen could enter the market.
While we consider patent protection when evaluating product acquisition opportunities, any products we acquire in the future may not have significant patent protection. Neither the USPTO, nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many pharmaceutical patents. Patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months following the filing date of the first related application, and in some cases not at all. In addition, publication of discoveries in scientific literature often lags significantly behind actual discoveries. Therefore, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. In addition, changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Furthermore, our competitors may independently develop similar technologies or duplicate technology developed by us in a manner that does not infringe our patents or other intellectual property. As a result of these factors, our patent rights may not provide any commercially valuable protection from competing products.
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

We may depend on certain licensors for the maintenance and enforcement of intellectual property rights and have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf.
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
We have been involved in five lawsuits for infringement of the Acetadote Patent as previously described. Two of those suits have been settled. Because of their nature, these lawsuits may be expensive and time-consuming, and a court may decide that our Acetadote Patent is not valid or unenforceable, or may refuse to stop the remaining parties from selling their product at issue on the grounds that our patents do not cover the product in question. An adverse result in any such lawsuit could put the Acetadote Patent at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
Competitors may infringe on our other patents or the patents of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
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
Our focus on acquisitions as a growth strategy has created intangible assets whose amortization could negatively affect our results of operations.
Our total assets include intangible assets related to our acquisitions. As of December 31, 2012, intangible assets relating to product and data acquisitions represented approximately 10% of our total assets. We may never realize the value of these assets. Generally accepted accounting principles require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development or commercialization and marketing efforts.
We may need to raise additional funds in order to meet the capital requirements of running our business and acquiring and developing new pharmaceutical products. If we require additional funding, we may seek to sell common stock or other equity or equity-linked securities, which could result in dilution to our shareholders. We may also seek to raise capital through a debt financing, which would result in ongoing debt-service payments and increased interest expense. Any financings would also likely involve operational and financial restrictions being imposed on us. We might also seek to sell assets or rights in one or more commercial products or product development programs. Additional capital might not be available to us when we need it on acceptable terms or at all. In addition, the downgrade of the U.S. credit rating and the European debt situation have contributed to the instability in global credit markets. We are unable to predict the impact of these events, and if economic conditions deteriorate, our business, results of operations and ability to raise needed capital could be materially and adversely affected. If we are unable to raise additional capital when needed due to the reasons listed above and lack of creditworthiness, bank failures, or price decline in market investments, we could be forced to scale back our operations to conserve cash.
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
Effective internal controls are necessary for us to provide reliable financial reports and mitigate the risk of fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., or GAAP.
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
In addition, we maintain a system of internal controls and provide training to employees designed to provide reasonable assurance that unlawful and fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. However, in the event that our employees engage in such fraudulent behavior, we could suffer material adverse consequences.
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
For example, the U.S.-based Financial Accounting Standards Board, or FASB, continues to work together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards, or IFRS, outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.

RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock may fluctuate substantially.
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2013, the closing price of our common stock since our initial public offering has ranged from a low of $4.08 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2012, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2016. Of the 25,500 square feet of leased office space, we have subleased to others approximately 9,900 square feet. We believe these facilities are adequate to meet our current needs for office space. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contract groups.
Under an agreement amended in July 2012 and expiring in April 2018, CET leases approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee. CET uses this space to operate the CET Life Sciences Center for product development work to be carried out in collaboration with universities, research institutions and entrepreneurs. The CET Life Sciences Center provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.

Item 3. Legal Proceedings.
See the discussion of legal proceedings contained in Part I, Item 1, Business - Trademarks, Patents and Proprietary Rights, of this Form 10-K, which is incorporated herein by reference.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” Prior to that time, there was no public market for our common stock. As of March 1, 2013, there were 209 shareholders of record, which excludes shareholders whose shares are held in nominee or street name by brokers. The closing price of our common stock on the Nasdaq Global Select Market on March 6, 2013 was $4.52 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2011 and 2012:

	High	Low

Fiscal year ended December 31, 2012:
First quarter	$7.93	$5.68
Second quarter	7.81	5.96
Third quarter	6.67	5.91
Fourth quarter	6.40	4.12

Fiscal year ended December 31, 2011:
First quarter	7.49	4.90
Second quarter	5.98	4.80
Third quarter	6.63	5.00
Fourth quarter	6.31	5.22
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

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since August 10, 2009, which is the date of our initial public offering on the Nasdaq Global Select Market, to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on August 10, 2009, and that all dividends were reinvested.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
08/10/09
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
CPIX
NASDAQ Composite
Peer Composite

Purchases of Equity Securities
On May 13, 2010, we announced a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, our Board of Directors replaced the prior authorizations with $10 million authorizations for repurchases of our outstanding common stock.

The following table summarizes the activity, by month, during the fourth quarter of 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	68,487		$6.21	68,487	$6,691,588
November	121,531	(1)	4.81	115,531	6,133,715
December	49,377		4.35	49,377	5,918,848
Total	239,395

(1)	Of this amount, 6,000 shares were repurchased directly in a private purchase at the then-current fair market value of common stock.

Item 6. Selected Financial Data.
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

	Years Ended December 31,
Statement of income data:	2012	2011	2010	2009	2008
	(in thousands, except per share data)

Net revenues	$48,851	$51,143	$45,876	$43,537	$35,075
Costs and expenses	40,033	41,293	39,375	37,761	27,793
Operating income	8,818	9,849	6,502	5,777	7,282
Net income attributable to common shareholders	5,842	5,658	2,457	3,091	4,766
Earnings per share – basic	$0.30	$0.28	$0.12	$0.22	$0.47
Earnings per share – diluted	$0.30	$0.28	$0.12	$0.17	$0.29

	As of December 31,
Balance sheet data:	2012	2011	2010	2009	2008
	(in thousands)

Cash and cash equivalents	$54,349	$70,599	$65,894	$78,702	$11,830
Marketable securities	16,686	—	—	—	—
Working capital	79,177	80,708	71,811	74,549	10,104
Total assets	98,594	95,518	92,054	103,724	31,119
Total long-term debt and other long-term obligations (including current portion)	5,042	5,485	7,802	20,155	7,666
Convertible preferred stock	—	—	—	—	2,604
Retained earnings	18,499	12,657	6,999	4,542	1,451
Total equity	85,566	82,835	77,715	72,221	17,555

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
EXECUTIVE SUMMARY
We are a growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology, which are characterized by relatively concentrated physician prescriber bases that we believe can be penetrated effectively by relatively small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address poorly met medical needs.
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, and Hepatoren (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from HRS. We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised more than 65 sales representatives and managers as of March 1, 2013.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, manufacturing, sales, marketing, commercialization and finance. Our business development team identifies, evaluates and negotiates product acquisition, in-licensing and out-licensing opportunities. Our product development team develops proprietary product formulations, manages our clinical trials, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our third party distribution partners to ensure availability and delivery of our products.
We have been profitable since 2004, with annual revenues funding our development and marketing programs and generating positive cash flow. In 2009, we completed an initial public offering of our common stock, and listed on the NASDAQ exchange.
The following is a summary of our 2012 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•
In 2012, we entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company that has expertise in developing, registering, manufacturing and commercializing products in the China market.

•	We extended our international reach of Caldolor into both Canada and Australia.

•
Through CET, we expanded our collaborations on early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them. Including an expansion of our laboratory footprint.

•
We recently completed a pediatric pain study of 161 patients. Patients receiving intravenous ibuprofen demonstrated a significant decrease in the number of postoperative doses and total amount of fentanyl required after surgery.

•
We recently completed two Caldolor registry studies evaluating the safety and efficacy of Caldolor when administered over a shortened infusion time in treating pain and fever in adult patients. The studies involved 450 patients at 34 medical sites throughout the U.S.

•	We continued our international expansion in late 2012 and finalized agreements to commercialize Caldolor with SOHO Indistri Pharmas in Indonesia and Sandor Medicaids Pvt. Ltd., in India.

•
The USPTO issued the Acetadote Patent which is assigned to us and is scheduled to expire in May 2026. Following the issuance of the Acetadote Patent, we received Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC and Perrigo Company challenging the Acetadote Patent. We responded by filing five separate infringement lawsuits. Further, on November 13, 2012, we brought suit against the FDA alleging that the FDA's denial of our Citizen Petition, which requested that the FDA refrain from approving any applications for acetylcysteine injection containing EDTA, and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law. We have settled the litigation with Paddock Laboratories, LLC and Perrigo Company while the remaining lawsuits are still pending. On November 5, 2012, we received a Notice of Allowance from the USPTO for the Second Acetadote Patent, which is set to expire in August 2025.

•	In November 2012, we implemented a realignment of our national sales organization to more efficiently cover key targets in support of our three marketed products.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, marketable securities, inventory, intangible assets, research and development accounting, provision for income taxes and stock-based compensation.
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, SAB 101), and Topic 605-15 of the Accounting Standards Codification.
Our revenue is derived primarily from the product sales of Acetadote, Caldolor and Kristalose. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other income, which is a component of net revenues, includes upfront payments under licensing agreements along with grant and rental income. Other income was less than two percent of net revenues in 2012, less than one percent in 2011, and less than three percent in 2010.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.2 million at both December 31, 2012 and 2011, for chargebacks, discounts and allowances for product damaged in shipment.

The following table reflects our sales-related accrual activity for the periods indicated below:

	2012	2011	2010

Balance, January 1	$3,216,622	$2,626,313	$1,863,012
Current provision	6,000,830	4,719,231	4,933,553
Current provision for prior period sales	(367,060)	380,235	306,706
Actual product returns and credits issued	(5,478,529)	(4,509,157)	(4,476,958)
Balance, December 31	$3,371,863	$3,216,622	$2,626,313
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $3.4 million, $3.2 million and $2.6 million as of December 31, 2012, 2011 and 2010, respectively. Of these amounts, our estimated liability for fee for services represented $1.1 million, $1.0 million and $0.8 million, respectively, while our accrual for product returns totaled $1.8 million, $1.8 million and $1.4 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.1 million in each of the three years ended December 31, 2012. A change in our product return estimate of one percentage point would have impacted net sales by $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Fair Value of Marketable Securities
We invest in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate mortgage-backed securities), in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2012 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
The tax benefit associated with the exercise of nonqualified stock options is recognized when the benefit is used to offset income taxes payable. As of December 31, 2012, we have unrecognized federal net operating loss carryforwards associated with the exercise of nonqualified options of $48.6 million.
Share-Based Payments
We recognize compensation expense for all share-based payments based on the fair value of the award on the date of grant. In addition, incremental compensation expense is recognized upon the modification, cancellation or repurchase of equity awards. The fair value of stock options and warrants are calculated using the Black-Scholes option-pricing model on the date of grant. We estimate volatility in accordance with SAB No. 107, as amended by SAB No. 110. As there was no public market for our common stock prior to our initial public offering and, therefore, a lack of company-specific historical or implied volatility data, we have determined the share-price volatility based on an analysis of certain publicly-traded companies that we consider to be our peers. The comparable peer companies used for our estimated volatility are publicly-traded companies with operations which we believe to be similar to ours. When identifying companies as peers, we consider such characteristics as the type of industry, size and/or type of product(s), research and/or product development capabilities, and stock-based transactions. We intend to continue to consistently estimate our volatility to value stock options in this manner until sufficient historical information regarding the volatility of our own shares becomes available, or circumstances change such that the identified entities are no longer similar to us. In this latter case, we would utilize other similar entities whose share prices are publicly available. We estimate the expected life of employee share options based on the simplified method allowed by SAB No. 107, as amended by SAB No. 110. Under this approach, the expected term is presumed to be the average between the weighted-average vesting period and the contractual term. The expected term for options granted to non-employees is generally the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury Note, Stripped Principal, on the date of grant with a term substantially equal to the corresponding option’s expected term. We have never declared or paid any cash dividends nor do we plan to pay cash dividends in the foreseeable future.
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
In the second quarter of 2012, we implemented an Option Exchange Program (the “Exchange Program”) whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option fair value model. The Company did not grant any stock options during 2012 and 2011. The following assumptions were used in calculating the fair value of employee and non-employee options granted during 2010 as well as the Exchange Program in 2012:

	2012	2010
	Exchange Program	Employee Options	Non-Employee Options

Dividend yield	—	—	—
Expected term (years)	1.3 - 7.3	2.5 – 6.0	5.0
Expected volatility	37% - 78%	49% – 53%	52% – 53%
Risk-free interest rate	0.23% - 1.50%	0.8% – 2.8%	2.2% – 2.4%
Research and Development
We accrue for and expense research and development costs based on estimates of work performed, patient enrollment or fixed-fee-for-services. As work is performed and/or invoices are received, we adjust our estimates and accruals. To date, our accruals have been within our estimates. Total research and development costs are a function of studies being conducted and will increase or decrease based on the level of activity in any particular year.
Intangible Assets
Intangible assets include product rights, license agreements and other identifiable intangible assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. In determining the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models, as considered necessary.

RESULTS OF OPERATIONS
Year ended December 31, 2012 compared to year ended December 31, 2011
Net product revenues. Net product revenue decreased $2.9 million, or 6%, in 2012 as compared to 2011. The decrease was primarily due to a decrease in Acetadote revenue of $4.9 million, offset by the positive impact of both increased Kristalose revenue of $0.9 million and increased Caldolor revenue of $1.1 million.
The decrease in Acetadote revenue was primarily driven by lower volumes of Acetadote sales, especially in comparison to 2011 where we experienced a 13% increase over 2010 volumes. The increase in volumes during 2011 was due in part to our introduction of the new formulation of Acetadote. The formulation is free of EDTA and other stabilization and chelating agents and is also preservative-free. The new formulation of Acetadote has been well-received in the market, and continues to be the treatment of choice for acetaminophen overdose. Additionally, Acetadote revenue was positively impacted by the shortage of the oral form of n-acetylcysteine due to manufacturing delays. During 2012, the volume decline was partially offset by the impact of increases in the average selling price. During 2012, Acetadote product revenue was positively impacted by $0.3 million in sales under our product licensing agreement with Perrigo for our Authorized Generic product.
The increase in Kristalose net revenue was primarily due to an increase in the average selling price of the 10g and 20g packets, with a small increase in overall sales volumes.
The increase in Caldolor revenue was due to increased volume. Gross product revenue for Caldolor increased $1.1 million in 2012 as compared to 2011. The increase in revenue and gross revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product. In the fourth quarter of 2011, we notified our wholesalers that we discontinued the 400mg offering of Caldolor in the United States and concentrate our sales efforts on 800mg. As a result, during 2011, we recognized additional expense amounts for potential returns related to the 400mg product, of which a majority was related to sales in prior years.
Other revenue. Other revenue increased $0.7 million in 2012 as compared to 2011. The increase was primarily a result of an upfront payment we received in connection with an out-licensing agreement with our commercial partner in China, Harbin Gloria Pharmaceuticals.
Cost of products sold. Cost of products sold as a percentage of net revenues decreased from 10.5% in 2011 to 10.3% in 2012. The decrease is primarily due to a change in product mix.
Selling and marketing. Selling and marketing expense totaled $20.3 million in 2012, representing a decrease of $0.6 million, or 3%, as compared to 2011. The decrease was primarily due to decreases in royalty expenses and employee related expenses for recruitment, travel and training, partially offset by increased costs incurred as a result of the realignment of our sales force of $0.7 million.
Research and development. Research and development expense totaled $5.1 million in 2012, representing an increase of $0.1 million, or 1%, over 2011. The increase consisted of a $0.4 million increase in salaries and hiring expense due to the expansion of our research and development team, mostly offset by $0.3 million in decreased expenses for studies and lower consulting expenses.
General and administrative. General and administrative expense totaled $9.1 million in 2012, representing a decrease of $0.2 million, or 2%, over 2011. The decrease was primarily due to a decrease in charitable donations of inventory partially offset by increased legal and printing costs associated with our stock option exchange program during 2012.
Interest income. Interest income totaled $0.3 million in 2012 as compared to $0.2 million in 2011, representing an increase of $0.1 million due primarily to the investment of a portion of our cash balances in longer duration marketable securities beginning in the first quarter of 2012.
Interest expense. Interest expense totaled $0.1 million in 2012, representing a decrease of $0.3 million or 80% over 2011. This decrease was due to the early payoff of our term debt in 2011.

Income tax expense. As a percentage of income before income taxes, the effective tax rate decreased from 42% in 2011 to 36% in 2012. The decrease in effective tax rate was primarily due to the recognition of a deferred tax asset in 2012 related to the recognition of a deferred tax benefit associated with the option Exchange Program during the second quarter of 2012.
Year ended December 31, 2011 compared to year ended December 31, 2010
Net product revenues. Net product revenue increased $6.2 million, or 14%, in 2011 as compared to 2010. Net product revenue increased $7.4 million for Acetadote, which was partially offset by a decreases in Kristalose revenue of $1.0 million and Caldolor of $0.2 million.
An increase in volume of approximately 13% and an increase in the average selling price contributed to the increase in Acetadote revenue. In early 2011, we introduced the new formulation of Acetadote that is free of EDTA or other stabilization and chelating agents and is preservative-free. The new formulation of Acetadote has been well-received in the market, and continues to be the treatment of choice for acetaminophen overdose. Additionally, Acetadote revenue was positively impacted by the shortage of the oral form of n-acetylcysteine due to manufacturing delays.
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
Gross product revenue for Caldolor increased $0.2 million in 2011 as compared to 2010. The increase in gross revenue was primarily due to increased volume as we continue to penetrate our target market. Additionally, during the first quarter of 2011, we initiated a shift in focus and began transitioning part of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product. In the fourth quarter of 2011, we notified our wholesalers that we were discontinuing the 400mg offering of Caldolor and concentrating our sales efforts on 800mg. As a result, we recognized a reserve for potential returns related to the 400mg product, of which a majority was related to sales in prior years. The result of this reserve plus the normal sales allowances resulted in a decrease in net product revenue of $0.2 million.
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
Selling and marketing. Selling and marketing expense totaled approximately $20.9 million in 2011, representing a decrease of $1.7 million, or 8%, over 2010. The decrease was primarily due a decrease in royalty expense as a result of the Acetadote royalty agreement which expired in January 2011, decrease in sales force and related expenses and savings associated with bringing the field sales force in-house, rather than outsourcing. These decreases were partially offset by increased marketing and advertising expense due to significant investments made in marketing the new formulation of Acetadote and enhancing the brand message.
Research and development. Research and development expense totaled $5.0 million in 2011, representing an increase of $0.7 million, or 16%, over 2010. The increase was primarily due to increased personnel costs as we expanded our research and development team and increased annual product and establishment fees from the FDA for our products.
General and administrative. General and administrative expense totaled $9.3 million in 2011, representing an increase of $1.2 million, or 15%, over 2010. The increase was primarily due to increased charitable contributions as we donated inventory for humanitarian needs, increased travel expenses as we continued to expand our products world-wide and increased consulting and personnel costs.

Interest expense. Interest expense totaled $0.4 million in 2011, representing a decrease of $1.1 million, or 75%, over 2010. The decrease in interest expense was primarily due to the payoff of our term debt in July 2011 and lower interest rates as a result of modifying our line of credit agreement. In August 2011, we amended our debt agreement to provide up to $10 million of availability under our line of credit, with the option of increasing it to $20 million upon the satisfaction of certain conditions. As a result of amending our debt agreement, we were able to reduce the interest cost through the term of the line of credit facility (December 31, 2014).
Income tax expense. As a percentage of income before income taxes, the tax rate decreased from 54% in 2010 to 42% in 2011. The decrease was primarily due to an increase in pretax income without a corresponding increase in the nature and amount of permanent differences and the effects of the Therapeutic Discovery Tax Credit in 2010. As previously noted, we received $0.9 million of federal tax grants in 2010, which represented 50% of the eligible expenses. The full amount of the eligible expenses was not deductible for federal income purposes. The Therapeutic Discovery Tax Credit was not available in 2011.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the years ended December 31, 2012, 2011 and 2010, we generated $7.1 million, $8.7 million and $0.3 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
In 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2012, we had a total of approximately $16.7 million invested in marketable securities.
As of December 31, 2012 and 2011, our cash and cash equivalents, including marketable securities, totaled $71.0 million and $70.6 million, respectively. Our working capital (current assets minus current liabilities) was $79.2 million and $80.7 million, respectively, and our current ratio (current assets to current liabilities) was 10.8x and 13.2x, respectively. As of December 31, 2012, we also had approximately $5.6 million available on our line of credit.
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2012	2011	2010
	(in thousands)

Cash provided by (used in):
Operating activities	$7,135	$8,722	$347
Investing activities	(19,177)	(438)	(769)
Financing activities	(4,208)	(3,579)	(12,386)
Net (decrease) increase in cash and cash equivalents (1)	$(16,250)	$4,705	$(12,808)

(1)	The sum of the individual amounts may not agree due to rounding.
The net decrease in cash and cash equivalents of $16.2 million for the year ended December 31, 2012 was primarily due to the previously noted investment of our cash reserves in government and government-backed securities which are reflected as a net use of cash in investing activities of $16.6 million. Our cash flows from operating activities were primarily due to the $5.8 million in net income for the year supplemented by cash inflows from our receivables. In addition, our financing activities included the repurchase of common stock of $8.1 million in connection with our share repurchase program discussed in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K. During 2012, we recognized approximately $3.8 million of excess tax benefits. The excess tax benefit represents the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.
The net increase in cash and cash equivalents of $4.7 million for the year ended December 31, 2011 was primarily due to cash generated from our operating activities. Our net income increased from $2.4 million in 2010 to $5.7 million in 2011. The increase in cash and cash equivalents from operating activities was offset by increased purchases of fixed assets and intangibles of $0.4 million and cash used in financing activities of $3.6 million. During 2011, we paid in full our term debt facility of $5.3 million. In connection with the termination of the term debt facility, we increased our borrowings under our line of credit by $3.0 million. In addition, our financing activities included the repurchase of common stock of $4.4 million in connection with our share repurchase program discussed above. During 2011, we recognized approximately $2.4 million of excess tax benefits. The excess tax benefit represents the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.
The net decrease in cash and cash equivalents of $12.8 million for year ended December 31, 2010 was primarily due to cash used in financing activities, which included principal payments on our term debt of $12.7 million and the repurchase of common stock of approximately $4.8 million. These expenditures were offset by proceeds from the exercise of stock options of approximately $1.4 million and the excess tax benefit derived from the exercise of non-qualified options of approximately $3.9 million. Cash provided by operating activities for the year ended December 31, 2010 was primarily due to net income for the period and the collection of accounts receivable offset by the purchase of inventory.
In July 2011, we paid in full the outstanding term debt balance. In August 2011, we entered into a Fifth Amended and Restated Loan Agreement with our primary lender (the Agreement) to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. The interest rate is the BBA LIBOR Daily Floating Rate plus an Applicable Margin, as those terms are defined in the Agreement (2.21% at December 31, 2012). In addition, a commitment fee of 0.25% per annum is charged on the unused line of credit. The credit facility was extended to expire on December 31, 2014, at which time all principal amounts are due and payable. Interest is payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. We are no longer required to maintain minimum deposits with the lender The Amendment includes certain financial and restrictive covenants, all of which we are in compliance with.
Our manufacturing and supply agreement with one manufacturer, which expires in 2014, contains a minimum annual purchase obligation. We expect our normal inventory purchasing levels to be above the required minimum amounts. As of December 31, 2012, we had met our purchase obligations for 2012 under this agreement.

The following table summarizes our contractual cash obligations as of December 31, 2012:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2013	2014	2015	2016	2017
	(in thousands)

Amounts reflected in the balance sheet:
Line of credit	$4,360	$—	$4,360	$—	$—	$—
Estimated interest on debt (3)	214	107	107	—	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	4,281	953	1,022	1,053	941	312
Purchase obligations (4)	1,584	975	609	—	—	—
Total (1)	$10,439	$2,035	$6,098	$1,053	$941	$312

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

(3)
Represents the estimated interest payments on our line of credit based on the December 31, 2012 interest rate of LIBOR plus an applicable margin, or 2.21%. Interest payments are due and payable quarterly in arrears. The line of credit becomes due and payable in December 2014. Estimated interest for the line of credit is based on the assumption of a consistent outstanding balance.

(4)	Represents minimum purchase obligations under our manufacturing agreements.

OFF-BALANCE SHEET ARRANGEMENTS
During 2012, 2011 and 2010, we did not engage in any off-balance sheet arrangements.

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS
There are no recently issued but not yet adopted accounting pronouncements that would materially impact our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
In the first quarter of 2012, we analyzed our return on our investments and determined investing in variable rate demand notes and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDN's, which allows us to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $16.7 million in marketable securities a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.2 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is a variable rate of LIBOR plus an applicable margin, as defined in the loan agreement (2.21% at December 31, 2012). As of December 31, 2012, we had outstanding borrowings of $4.4 million under our line of credit. If interest rates increased by 1.0%, the impact on interest expense in future periods would be less than $0.1 million. We have sufficient cash balances to pay down the line of credit to minimize our interest rate exposure.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2012, 2011 and 2010. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting and the related attestation report of KPMG LLP, our independent registered public accounting firm, are included on page F-1 and F-3, respectively, of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).

Item 9B. Other Information.
None.

PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2013 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 13, 2013.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Valuation and Qualifying Accounts	F-32

(b)	Exhibits

Exhibit Number	Description

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

4.6.1#	Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc.

4.6.2#	Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc.

4.7#	Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2007 Directors’ Compensation Plan of Cumberland Pharmaceuticals Inc.

4.8
Warrant to Purchase Common Stock of Cumberland Pharmaceuticals Inc., issued to Bank of America, N.A. on July 22, 2009, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 19, 2010

4.9
Form of Senior Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012.

4.10
Form of Subordinated Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012

10.1†
Manufacturing and Supply Agreement for N-Acetylcysteine, dated January 15, 2002, by and between Bioniche Life Sciences, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on August 6, 2007

Exhibit Number	Description

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

10.11#	Employment Agreement dated March 8, 2013, effective as of January 1, 2013, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 8, 2013, effective as of January 1, 2013, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2013, effective as of January 1, 2013, by and between Leo Pavliv and Cumberland Pharmaceuticals Inc.

10.16†
Fifth Amended and Restated Loan Agreement by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., dated August 2, 2011, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 8, 2011

10.16.1	First Amendment to Fifth Amended and Restated Loan Agreement, dated March 29, 2012, by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., originally dated August 2, 2011

10.16.2	Waiver and Second Amendment to Fifth Amended and Restated Loan Agreement, dated March 7, 2013, by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., originally dated August 2, 2011

Exhibit Number	Description

10.17#
1999 Stock Option Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.18#
Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix A of the Registrant’s Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.19#
Amended and Restated 2007 Directors’ Incentive Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix B of the Registrant's Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.20
Form of Indemnification Agreement between Cumberland Pharmaceuticals Inc. and all members of its Board of Directors, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.21†
Lease Agreement, dated September 10, 2005, by and between Nashville Hines Development, LLC and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.21.1†
First Amendment to Office Lease Agreement, dated April 25, 2008, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.21.2†
Second Amendment to Office Lease Agreement, dated March 2, 2010, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 17, 2010

10.23†
Amended and Restated Lease Agreement, dated November 11, 2004, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24
First Amendment to Amended and Restated Lease Agreement, dated August 23, 2005, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24.1
Second Amendment to Amended and Restated Lease Agreement, dated January 9, 2006, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.24.2†
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.25†
Manufacturing Agreement, dated February 6, 2008, by and between Bayer HealthCare, LLC, and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on June 20, 2008

Exhibit Number	Description

10.25.1
First Amendment to the Manufacturing Agreement, effective January 19, 2009, between Bayer HealthCare, LLC and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.25.2†
Second Amendment to the Manufacturing Agreement, effective June 30, 2012, 2009, between Bayer HealthCare, LLC and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.26#	Employment Agreement dated March 8, 2013, effective as of January 1, 2013, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.27#	Employment Agreement dated March 8, 2013, effective as of January 1, 2013, by and between Rick S. Greene and Cumberland Pharmaceuticals Inc.

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.29†	Packaging Agreement effective November 1, 2011 by and among Mylan Institutional Inc., Mylan Pharmaceuticals Inc. and Cumberland Pharmaceuticals Inc.

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31††	Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company

10.32††	License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2013.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 12, 2013
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Rick S. Greene	Vice President and CFO	March 12, 2013
Rick S. Greene	(Principal Financial and Accounting Officer

/s/ Robert G. Edwards	Director	March 12, 2013
Robert G. Edwards

/s/ Thomas R. Lawrence	Director	March 12, 2013
Thomas R. Lawrence

/s/ Martin E. Cearnal	Director	March 12, 2013
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 12, 2013
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 12, 2013
Jonathan I. Griggs

/s/ James R. Jones	Director	March 12, 2013
James R. Jones

/s/ Joey A. Jacobs	Director	March 12, 2013
Joey A. Jacobs

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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on its assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
Cumberland Pharmaceuticals Inc.’s independent registered public accounting firm has issued an audit report on the effectiveness of Cumberland Pharmaceuticals Inc.’s internal control over financial reporting. This report appears on page F-3 of this annual report on Form 10-K.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 12, 2013

/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:

We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:

We have audited Cumberland Pharmaceuticals Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
March 12, 2013

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$54,349,381	$70,599,146
Marketable securities	16,686,136	—
Accounts receivable, net of allowances	6,017,201	7,082,890
Inventories	6,218,355	5,774,694
Prepaid and other current assets	1,671,091	1,627,455
Deferred tax assets	2,290,078	2,223,882
Total current assets	87,232,242	87,308,067
Property and equipment, net	1,188,914	1,119,339
Intangible assets, net	9,476,798	7,023,064
Deferred tax assets	50,411	—
Other assets	645,366	67,846
Total assets	$98,593,731	$95,518,316

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,790,554	$1,513,548
Accrued liabilities	5,264,806	5,086,400
Total current liabilities	8,055,360	6,599,948
Revolving line of credit	4,359,951	4,859,951
Deferred tax liabilities	—	645,029
Other long-term liabilities	611,933	578,119
Total liabilities	13,027,244	12,683,047
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 18,937,107 and 20,020,535 shares issued and outstanding as of December 31, 2012 and 2011, respectively	67,197,167	70,272,155
Retained earnings	18,499,154	12,656,662
Total shareholders’ equity	85,696,321	82,928,817
Noncontrolling interests	(129,834)	(93,548)
Total equity	85,566,487	82,835,269
Total liabilities and equity	$98,593,731	$95,518,316
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Revenues:
Net product revenue	$47,944,031	$50,893,794	$44,704,570
Other revenue	907,206	248,982	1,171,801
Net revenues	48,851,237	51,142,776	45,876,371
Costs and expenses:
Cost of products sold	5,046,179	5,362,554	3,586,646
Selling and marketing	20,329,493	20,940,060	22,674,505
Research and development	5,095,172	5,028,072	4,327,485
General and administrative	9,096,165	9,307,301	8,099,077
Amortization	466,126	655,302	686,911
Total costs and expenses	40,033,135	41,293,289	39,374,624
Operating income	8,818,102	9,849,487	6,501,747
Interest income	304,865	210,727	200,207
Interest expense	(71,985)	(353,497)	(1,423,523)
Income before income taxes	9,050,982	9,706,717	5,278,431
Income tax expense	(3,244,776)	(4,080,204)	(2,851,420)
Net income	5,806,206	5,626,513	2,427,011
Net loss at subsidiary attributable to noncontrolling interests	36,286	31,343	29,669
Net income attributable to common shareholders	$5,842,492	$5,657,856	$2,456,680

Earnings per share attributable to common shareholders:
Basic	$0.30	$0.28	$0.12
Diluted	$0.30	$0.28	$0.12
Weighted-average common shares outstanding:
Basic	19,564,625	20,342,913	20,333,932
Diluted	19,787,537	20,572,132	21,058,577

Comprehensive income	$5,806,206	$5,626,513	$2,427,011

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities:
Net income	$5,806,206	$5,626,513	$2,427,011
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	901,649	1,040,407	978,398
Deferred tax (benefit) expense	(829,846)	1,665,110	(332,349)
Share-based compensation	636,528	779,305	768,630
Excess tax benefit derived from exercise of stock options	(3,760,766)	(2,355,345)	(3,874,966)
Noncash interest expense	24,075	137,487	352,484
Noncash investment gains	(45,814)	—	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,065,689	(1,937,396)	1,031,091
Inventory	(443,661)	1,909,148	(2,860,969)
Prepaid, other current assets and other assets	(648,941)	(399,393)	1,342,032
Accounts payable and other accrued liabilities	4,373,276	2,296,535	201,725
Other long-term liabilities	56,787	(40,224)	313,575
Net cash provided by operating activities	7,135,182	8,722,147	346,662
Cash flows from investing activities:
Additions to property and equipment	(464,893)	(257,502)	(577,159)
Additions to intangible assets	(2,071,926)	(180,269)	(191,483)
Proceeds from sale of marketable securities	5,220,480	—	—
Purchases of marketable securities	(21,860,802)	—	—
Net cash used in investing activities	(19,177,141)	(437,771)	(768,642)
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(500,000)	3,034,000	—
Principal payments on note payable	—	(5,333,333)	(12,666,667)
Payments made in connection with repurchase of common shares	(8,086,594)	(4,247,440)	(4,846,791)
Costs of financing for long-term debt and credit facility	—	(17,637)	(110,000)
Proceeds from exercise of stock options	618,022	629,865	1,362,760
Excess tax benefit derived from exercise of stock options	3,760,766	2,355,345	3,874,966
Net cash used in financing activities	(4,207,806)	(3,579,200)	(12,385,732)
Net (decrease) increase in cash and cash equivalents	(16,249,765)	4,705,176	(12,807,712)
Cash and cash equivalents, beginning of year	70,599,146	65,893,970	78,701,682
Cash and cash equivalents, end of year	$54,349,381	$70,599,146	$65,893,970

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$47,910	$191,410	$814,373
Income taxes	112,381	304,480	52,136
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	888,141	97,806	—
Reclass of redeemable common stock to (from) equity	—	—	1,930,000
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2012, 2011 and 2010

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2009	20,180,486	$67,711,746	$4,542,126	$(32,536)	$72,221,336
Net income			2,456,680	(29,669)	2,427,011
Share-based compensation	5,636	786,649			786,649
Exercise of options and related tax benefit	767,794	5,237,726			5,237,726
Repurchase of common shares	(615,455)	(4,887,247)			(4,887,247)
Reclass of redeemable common stock		1,930,000			1,930,000
Balance, December 31, 2010	20,338,461	70,778,874	6,998,806	(62,205)	77,715,475
Net income			5,657,856	(31,343)	5,626,513
Share-based compensation	10,144	755,511			755,511
Exercise of options and related tax benefit	415,003	2,985,210			2,985,210
Repurchase of common shares	(743,073)	(4,247,440)			(4,247,440)
Balance, December 31, 2011	20,020,535	70,272,155	12,656,662	(93,548)	82,835,269
Net income			5,842,492	(36,286)	5,806,206
Share-based compensation	20,199	632,818			632,818
Exercise of options and related tax benefit	165,182	4,378,788			4,378,788
Repurchase of common shares	(1,268,809)	(8,086,594)			(8,086,594)
Balance, December 31, 2012	18,937,107	$67,197,167	$18,499,154	$(129,834)	$85,566,487
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
Cumberland Pharmaceuticals Inc. and its subsidiaries (the Company or Cumberland) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by relatively small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address poorly met medical needs.
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
In order to create access to a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. (CET), which assists universities and other research organizations to help bring biomedical projects from the laboratory to the marketplace. The Company’s ownership in CET is 85%. The remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to the noncontrolling interests in the consolidated statements of income were approximately $36,000, $31,000 and $30,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. (CPSC), for the purpose of employing the hospital sales forces that promote the Company’s products, Acetadote and Caldolor, in the acute care market. In September 2010, the Company converted its field sales force, which promotes Caldolor and Kristalose, to Cumberland employees. Previously, these sales forces were contracted through third-party sales organizations. In November 2012, the Company implemented a realignment of its national sales organization to more efficiently cover key targets in support of its three marketed products. Costs related to the realignment during 2012 totaled approximately $685,000 and were included as a component of selling and marketing expenses.

(2)Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. generally accepted accounting principles. These financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns and (2) the allowances for obsolescent or unmarketable inventory.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $0.7 million, $0.1 million and $0.1 million for 2012, 2011 and 2010, respectively.
Fair Value of Financial Instruments
Fair value of financial assets and liabilities is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company's fair value measurements follow the appropriate rules as well as the fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
A summary of the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described below:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.
We maintain policies and procedures to value instruments using the best and most relevant data available. The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and a revolving line of credit. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The revolving line of credit has a variable interest rate, which approximates the current market rate.
The Company's fair values of marketable securities are determined based on valuations provided by a third-party pricing service, as derived from such services' pricing models, and are considered either Level 1 or Level 2 measurements, depending on the nature of the investment. The Company has no marketable securities in which the fair value is determined based on Level 3. The level of management judgment required in evaluating fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments valued using valuation models that are standard across the industry and whose parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker / dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Based on the information available, the Company believes that the valuations provided by the third-party pricing service, as derived from such services' pricing models, are representative of prices that would be received to sell the assets at the measurement date (exit prices).

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2012 and 2011, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2012, marketable securities was comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of income.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, including amounts related to chargebacks, cash discounts and credits for damaged product. The Company reviews each customer balance to assess collectibility.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. Net product revenues and accounts receivable take into account the sale of the product at the wholesale acquisition cost, and an accrual is recorded to reflect the difference between the wholesale acquisition cost and the estimated average end-user contract price. This accrual is calculated on a product-specific basis and is based on the estimated number of outstanding units sold to wholesalers that will ultimately be sold in end-user contracts. When the wholesaler sells the product to the end-user at the agreed upon end-user contract price, the wholesaler charges the Company for the difference between the wholesale acquisition price and the end-user contract price and this chargeback is offset against the initial accrual balance.
Cash discounts are reductions to invoiced amounts offered to customers for payment within a specified period of time from the date of the invoice.
At the time a transaction is recognized as a sale, the Company records a reduction in revenues for an estimate of damaged product in the shipment. The Company’s estimate of the allowance for damaged product is based upon historical experience of claims made for damaged product.
Inventories
The Company works closely with third parties to manufacture and package finished goods for sale, takes title to finished goods at the time of shipment from the manufacturer and warehouses such goods until distribution and sale. Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.
The Company continually evaluates inventories for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value.
Prepaid and Other Current Assets
Prepaid and other current assets consist of the current portion of unamortized deferred financing costs, prepaid insurance premiums, prepaid consulting services and annual fees paid to the U.S. Food and Drug

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Administration (FDA). The Company expenses all prepaid amounts as used or over the period of benefit primarily on a straight-line basis, as applicable.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the initial lease term plus renewal options, if reasonably assured, or the remaining useful life of the asset. Upon retirement or disposal of assets, any gain or loss is reflected as a component of operating income in the consolidated statement of income. Improvements that extend an asset’s useful life are capitalized. Repairs and maintenance costs are expensed as incurred.
Intangible Assets
The Company’s intangible assets consist of capitalized costs related to product and license rights, patents and trademarks.
The cost of acquiring product and license rights are capitalized at fair value at the date of acquisition for products that are approved by the FDA for commercial use. These costs are amortized ratably over the estimated economic life of the product. The economic life is estimated based upon the term of the license agreement, patent life or market exclusivity of the product and based on management's assessment of future sales and profitability of the product. This estimate is evaluated on a regular basis during the amortization period and adjusted if appropriate.
Capitalized patent costs consist of outside legal costs associated with obtaining and protecting patents on products that have been approved for marketing by the FDA. If it becomes probable that a patent will not be issued, related costs associated with the patent application is expensed at the time such determination is made. All costs associated with obtaining patents for products that have not been approved for marketing by the FDA are expensed as incurred.
Amortization expense is recognized on a straight-line basis over the following periods:

Product rights	15 years
License rights	Term of license agreement
Patents	Life of patent
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no further depreciation or amortization is recorded on the asset upon classification as held-for-sale. The assets and liabilities of a disposal group classified as held-for-sale, if any, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company recorded no impairment charges during 2012, 2011 and 2010.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition
Revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed and determinable; and collectibility of the related receivable is reasonably assured. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction.
Product Revenues
The Company’s net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, product returns, certain administrative and service fees.
As discussed above, the allowances against accounts receivable for chargebacks, discounts and damaged goods are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and credits claimed for damaged product.
Other organizations, such as managed care providers, pharmacy benefit management companies and government agencies, may receive rebates from the Company based on either negotiated contracts to carry the Company’s products or reimbursements for filled prescriptions. These entities are considered indirect customers of the Company. In addition, the Company may provide rebates to end-user customers. In conjunction with recognizing a sale to a wholesaler, sales revenues are reduced and accrued liabilities are increased by the Company’s estimate of the rebate that may be claimed.
Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company’s estimate of the provision for returns is based upon historical experience. Any changes in the assumptions used to estimate the provision for returns are recognized in the period those assumptions changed.
The Company has agreements with certain key wholesalers that include a fee for service costs. These costs are netted against product revenues.
Other Revenues
Other revenues primarily consist of income from grant funding programs, licensing agreements, leases and contract services. Revenue related to grants is recognized when all conditions related to such grants have been met. All other revenue is recognized when earned.
The Company is a party to several licensing arrangements with customers that purchase product from the Company. Under these licensing arrangements, the third-party licensee may have access to the Company's FDA registration file. Licensing arrangements typically include an up-front payment for gaining access to the FDA registration file, royalties and milestone payments upon the achievement of specific sales levels. The amounts received for access to the FDA registration file are evaluated and based on the evaluation, the resulting revenue either recognized upfront or recognized over the term of the arrangement. Royalties and milestones are recognized as revenue when earned. For substantive milestones, the Company uses the milestone method of recognizing revenue if it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, it relates solely to past performance and it is reasonable relative to other milestones.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Cost of Products Sold
Cost of products sold consists principally of the cost to acquire each unit of product sold, including in-bound freight expense. Cost of products sold also includes expenses associated with the write-down of slow-moving or expired product.
Selling and Marketing Expense
Selling and marketing expense consists primarily of expense relating to the advertising, promotion, distribution and sale of products, including royalty expense, salaries and related costs.
Distribution Costs
Distribution costs are expensed as incurred and totaled $0.9 million, $1.2 million and $1.2 million in 2012, 2011 and 2010, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of income.
Advertising Costs
Advertising costs are expensed as incurred and totaled $1.8 million, $0.9 million and $0.8 million in 2012, 2011 and 2010, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of income.
Research and Development
Research and development costs are expensed in the period incurred. Research and development costs are comprised mainly of clinical trial expenses, salaries and wages, and other related costs such as materials and supplies. Development expense includes activities performed by third-party providers participating in the Company’s clinical studies. The Company accounts for these costs based on estimates of work performed, patients enrolled or fixed fees for services.
Income Taxes
The Company provides for deferred taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to operating loss and tax credit carryforwards, as well as differences between the carrying amounts of existing assets and liabilities and their respective tax bases. The Company’s principal differences are related to the timing of deductibility of certain items, such as inventory, depreciation, amortization and expense for nonqualified stock options. Deferred tax assets and liabilities are measured using enacted statutory tax rates that are expected to apply to taxable income in the years such temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company only recognizes income tax benefits associated with an income tax position in which it is “more likely than not” that the position would be sustained upon examination by the taxing authorities.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income
Total comprehensive income was comprised solely of net income for all periods presented.
Earnings per Share
Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares outstanding. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options and warrants, unrecognized compensation costs, as well as the related income tax benefits.
Share-Based Payments
The Company recognizes compensation cost for all share-based payments issued, modified, repurchased or canceled. The cost of stock options is measured based on the grant-date fair value using the Black-Scholes option-pricing model, and the expense is recognized over the employee’s requisite service period. Depending on the nature of the vesting provisions, restricted stock awards are measured using either the fair value on the grant date or the fair value of common stock on the date the vesting provisions lapse. Prior to the lapse for those equity grants not valued on the grant date, the fair value is measured on the last day of the reporting period.
Collaborative Agreements
The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party's rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenues in the consolidated statements of income.
Recent Accounting Guidance
In June 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on "Comprehensive Income - Presentation of Comprehensive Income," to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this guidance effective January 1, 2012 and has applied it retrospectively. There was no significant impact to the Company's interim consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)    Revenues
Product Revenues
The Company’s net product revenues (loss) consisted of the following for the years ended December 31:

	2012	2011	2010

Acetadote	$37,522,180	$42,454,055	$35,092,796
Kristalose	9,429,741	8,517,873	9,510,275
Caldolor	992,110	(78,134)	101,499
Total net product revenues	$47,944,031	$50,893,794	$44,704,570
In December 2011, the Company discontinued sales of the 400mg Caldolor offering domestically and focused on the 800mg Caldolor offering. Gross product revenue for Caldolor was approximately $1.3 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recognized approximately $0.4 million of sales allowances in the fourth quarter of 2011 primarily for estimated return of the discontinued product.
As part of the November 12, 2012, Settlement Agreement with Paddock and Perrigo, the Company will supply Perrigo with an Authorized Generic version of the Company's Acetadote product, as discussed in Note 19, Commitments and Contingencies. Acetadote product revenue in 2012 includes $0.3 million in our share of the Authorized Generic distributed by Perrigo.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.2 million at December 31, 2012 and 2011, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $3.4 million and $3.2 million, respectively, at December 31, 2012 and 2011.
Other Revenues
Other revenues during 2012, 2011 and 2010 are comprised of revenue generated by CET through grant funding from federal Small Business (SBIR/STTR) grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.1 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. Other revenues in 2010 also included approximately $0.9 million of federal grants associated with the Therapeutic Discovery Project Credit, a component of the U.S. health care reform act enacted in March 2010. The Therapeutic Discovery Project Credit allowed entities to apply for funding based on qualified research activities. Funds were then granted to entities based on their qualified research expenses. Revenue was recognized after the application was approved and as qualified research expenses were incurred.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company that has expertise in developing, registering, manufacturing and commercializing products in the China market. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. The Company determined the agreement contains two units of accounting being the transfer of certain rights, including the product dossier, for Acetadote and Caldolor, separately. During 2012, the Company received nonrefundable, up-front payments totaling $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized the

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

payments as other revenue in the consolidated statement of income when the intellectual property was provided to the licensee.
The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. The Company is also entitled to receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of December 31, 2012, no revenue has been recognized related to milestones associated with Harbin Gloria.

(4)    Inventories
The Company's inventories consisted of the following as of December 31:

	2012	2011

Raw materials	$1,310,670	$774,637
Finished goods	4,907,685	5,000,057
Total inventories	$6,218,355	$5,774,694
Caldolor inventory represented the majority of net inventory on hand at December 31, 2012 and 2011 and has varying expiration dates that begin in the second quarter of 2014 and extend through January 2015. At December 31, 2012 and 2011, the Company has recognized amounts for potential obsolescence and discontinuance of approximately $2.6 million and $2.1 million, respectively, primarily for Caldolor. If actual sales in future periods are less than projected sales, the Company could incur additional obsolescence losses.
In the fourth quarter of 2010, the Company purchased certain packaging materials for the Caldolor product which is included in raw materials inventory and maintained at its third-party manufacturer.
In connection with the acquisition of certain product right assets related to the Kristalose brand as discussed in Note 6, the Company is responsible for purchasing the active pharmaceutical ingredient for Kristalose and maintains this raw material inventory at its third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(5)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2012	2011

Computer equipment	3 – 5 years	$710,099	$536,702
Office equipment	3 – 15 years	123,937	116,502
Furniture and fixtures	5 – 15 years	609,544	598,510
Leasehold improvements	3 – 15 years, or remaining lease term	1,186,306	951,688
Total property and equipment, gross		2,629,886	2,203,402
Less: accumulated depreciation and amortization		(1,440,972)	(1,084,063)
Total property and equipment, net		$1,188,914	$1,119,339
Depreciation expense, including amortization expense related to leasehold improvements, during 2012, 2011 and 2010 was approximately $0.4 million, $0.4 million and $0.3 million, respectively, and is included in general and administrative expense in the consolidated statements of income.

(6)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2012	2011

Product and license rights	$7,352,308	$6,518,798
Less: accumulated amortization	(520,385)	(54,259)
Total product and license rights	6,831,923	6,464,539
Patents	2,735,117	608,561
Less: accumulated amortization	(90,242)	(50,389)
Total patents	2,644,875	558,172
Trademarks	9,020	9,020
Less: accumulated amortization	(9,020)	(8,667)
Total trademarks	—	353
Total intangible assets	$9,476,798	$7,023,064
In 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly payments over a seven-year period equal to a percentage of Kristalose net sales. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, generally 15 years.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

During 2012, the Company recorded an additional $1.7 million in intangible assets for capitalized patent costs incurred in the protection of the Company's intellectual property.
Amortization expense related to product and license rights, trademarks and patents was $0.5 million, $0.7 million and $0.7 million in 2012, 2011 and 2010, and is expected to be approximately $0.7 million in each of the years 2013 through 2017.

(7)    Accrued Liabilities
Accrued liabilities consisted of the following at December 31:

	2012	2011

Rebates, product returns, administrative fees and service fees	$3,371,863	$3,216,622
Employee wages and benefits	1,473,983	1,071,691
Other	418,960	798,087
Total accrued liabilities	$5,264,806	$5,086,400

(8)    Debt
In July 2011, the outstanding term debt balance of $4.0 million was paid in full. The Company did not incur any prepayment penalties or other fees associated with the payoff. In connection with the repayment, approximately $0.1 million of unamortized deferred loan costs associated with the term debt was written off. These costs are included in interest expense in the consolidated statement of income for the year ended December 31, 2011.
In August 2011, the Company entered into a Fifth Amended and Restated Loan Agreement with its primary lender (the Agreement) to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. The interest rate is the BBA LIBOR Daily Floating Rate plus an Applicable Margin, as those terms are defined in the Agreement (2.21% at December 31, 2012). In addition, a commitment fee of 0.25% per annum is charged on the unused line of credit. The credit facility was extended to expire on December 31, 2014, at which time all principal amounts are due and payable. Interest is payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Agreement, the Company is subject to certain financial covenants including, but not limited to, maintaining a Leverage Ratio and Interest Coverage Ratio, as those terms are defined in the Agreement, that are determined on a quarterly basis.
During March 2013, the Company and its primary lender amended certain provisions of the Agreement related to the repurchase of the Company's common stock. Previously, the Agreement allowed the Company to expend $10 million for share repurchases over the term of the Agreement. The amendment allows the Company $10 million for share repurchases from March 1, 2013 through the remaining term of the Agreement. The Company is in compliance with all covenants.
Furthermore, the lender may terminate the Agreement and require the Company to repay all outstanding amounts under certain conditions, as described in the Agreement, including, but not limited to: cross-default on any other credit agreement with an outstanding principal amount in excess of $500,000, material adverse

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

change in our business condition, operations or properties, violation of any covenant or a change in control of the Company.

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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2012 and 2011, there was no preferred stock outstanding.
(c)    Common Stock
During 2012, 2011 and 2010, the Company issued 20,199 shares, 10,144 shares and 5,636 shares of common stock, respectively, valued at $78,000, $59,000 and $56,000, respectively, as compensation for services, which is included in general and administrative expenses in the consolidated statements of income.
In the second quarter of 2012, the Company implemented an Option Exchange Program (the "Exchange Program") whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program expired on May 21, 2012, at which time 424,475 outstanding options were exchanged for 147,828 shares of restricted stock. The restriction period on the restricted stock lapse from one to four years after issuance. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option pricing model, and the following assumptions:

Range of Assumptions

Dividend yield	—
Expected term (years)	1.3 - 7.3
Expected volatility	37% - 78%
Risk-free interest rate	0.23% - 1.50%
The Exchange Program resulted in no incremental compensation expense during 2012. The remaining unrecognized compensation costs for the exchanged options on the date of the exchange was approximately $0.3 million, and will be recognized over the restriction period.
The payment of dividends is restricted by the Agreement with the Company’s primary lender.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(d)    Warrants
In 2003, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share as partial consideration for a modification to its line of credit. The warrants expire 10 years from the date of issuance. All of these warrants were outstanding and exercisable as of December 31, 2012 and 2011.
In connection with the issuance of shares of common stock to a related party in 2004, the Company issued warrants to purchase 40,000 shares of common stock at $6.00 per share at any time within 10 years of issuance. All of these warrants were outstanding and exercisable as of December 31, 2012 and 2011.
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share that expire in April 2016. All of these warrants were outstanding and exercisable as of December 31, 2012 and 2011.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2012 and 2011.
(e)    Share Repurchases
In February and April 2010, the Company repurchased 163,022 shares of common stock totaling approximately $1.9 million for the settlement of tax liabilities associated with the exercise of certain stock options in 2009. The repurchase amount was based on the fair-market value of common stock on the date of settlement.
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10 million authorizations for repurchases of the Company's outstanding common stock. The Company repurchased 1,268,809 shares, 743,073 shares and 452,433 shares of common stock for approximately $8.1 million, $4.2 million and $3.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(10)    Earnings Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings per share for the years ended December 31:

	2012	2011	2010

Numerator:
Net income attributable to common shareholders	$5,842,492	$5,657,856	$2,456,680

Denominator:
Weighted-average shares outstanding – basic	19,564,625	20,342,913	20,333,932
Dilutive effect of restricted stock and stock options	222,912	229,219	724,645
Weighted-average shares outstanding – diluted	19,787,537	20,572,132	21,058,577
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2012	2011	2010

Anti-dilutive shares	687,430	1,079,904	640,718

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2012	2011

Deferred Tax Assets
Net operating loss and tax credits	$1,159,865	$1,025,621
Property and equipment and intangibles	153,361	92,470
Allowance for accounts receivable	74,362	92,977
Reserve for expired product	706,960	735,992
Inventory	1,185,419	1,079,541
Deferred charges	582,480	563,141
Cumulative compensation costs incurred on deductible equity awards	1,251,382	584,212
Total deferred tax assets	5,113,829	4,173,954

Deferred Tax Liabilities
Intangible assets	(2,665,022)	(2,500,642)
Net deferred tax assets, before valuation allowance	2,448,807	1,673,312
Less: deferred tax asset valuation allowance	(108,318)	(94,459)
Net deferred tax assets	$2,340,489	$1,578,853
As a result of the Exchange Program, discussed in Note 9, Shareholder's Equity, the Company recognized a deferred tax asset in 2012 related to the expected tax benefit of previously recognized compensation expense for incentive stock options that were exchanged. The deferred tax asset will be realized when the restrictions lapse on the restricted stock.
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2012:

Years of expiration	Federal	State

2014	$—	$2,249,078
2015 - 2017	—	504,822
2018 - 2024	—	51,629,844
2029	48,566,499	—
Total federal and state net operating loss carryforwards	$48,566,499	$54,383,744
The Company has unrecognized federal net operating loss carryforwards as a result of the exercise of nonqualified options of approximately $48.6 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. The usage of these net operating losses carryforwards resulted in the Company paying minimal income taxes in 2009 through 2012, and the Company expects to pay minimal income taxes in 2013. The Company has $54.4 million of state net operating loss carryforwards. This amount includes $51.8 million from the exercise of nonqualified options during 2009. The state net

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

operating loss carryforwards above include approximately $2.4 million that is subject to a full valuation allowance at December 31, 2012.
Income tax (expense) benefit includes the following components for the years ended December 31:

	2012	2011	2010

Current:
Federal	$(3,185,743)	$(1,992,804)	$(2,665,404)
State and other	(820,669)	(422,290)	(518,365)
Total current income tax expense	(4,006,412)	(2,415,094)	(3,183,769)

Deferred:
Federal	677,190	(1,543,261)	268,563
State	84,446	(121,849)	63,786
Total deferred income tax benefit (expense)	761,636	(1,665,110)	332,349
Total income tax expense	$(3,244,776)	$(4,080,204)	$(2,851,420)
The Company's deferred tax benefit in 2012 was primarily a result of the income tax benefit arising from the Exchange Program. The Company’s deferred tax expense in 2011 was primarily due to the write-off for tax purposes of the Kristalose license rights but maintained as a component of products rights for book purposes, and due to inventory write-downs. The deferred tax benefit for 2010 was primarily due to rent and expired product expenses recognized for book purposes in 2010 that will not be deductible for tax purposes until the future.
Deferred income tax benefit (expense) is comprised of the following components for the years ended December 31:

	2012	2011	2010

Deferred tax (expense) benefit, excluding items below	$(39,870)	$439,744	$459,575
Inventory write-downs	179,755	817,840	31,228
Creation of operating loss carryforwards	25,552	11,348	9,567
Creation (utilization) of tax credit carryforwards	108,699	56,395	(3,115)
Change in valuation allowance due to changes in net deferred tax asset balances	(15,291)	(13,597)	(10,750)
Deductible equity awards	667,171	(330,329)	(132,193)
Intangible assets	(164,380)	(2,646,511)	(21,963)
Deferred income tax benefit (expense)	$761,636	$(1,665,110)	$332,349
The valuation allowance at December 31, 2012 and 2011 is primarily related to state tax benefits at CET that will likely not be realized.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company’s effective income tax rate for 2012, 2011 and 2010 reconciles with the federal statutory tax rate as follows:

	2012	2011	2010

Federal tax expense at statutory rate	34%	35%	34%
State income tax expense (net of federal income tax benefit)	4%	4%	6%
Permanent differences associated with tax grants	—%	—%	5%
Permanent differences associated with stock options	(5)%	2%	4%
Other permanent differences	3%	2%	4%
Other	—%	(1)%	1%
Net income tax expense	36%	42%	54%
During 2010, the Company applied for and received tax-free grants under the Therapeutic Discovery Project. Qualifying expenses certified under this program are nondeductible for federal income tax purposes. Approximately $0.4 million of qualifying expenses related to 2009 for which the Company filed an amended tax return in 2011.
The Company’s 2009 federal tax return was selected for examination during 2012, and this examination was completed during the year with no significant findings or adjustments. Federal tax years that remain open to examination are 2010 through 2012. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. State tax years that remain open to examination are 2007 to 2012.
Excluding the alternative minimum tax (AMT) tax credits, the Company will need to generate future taxable income of approximately $5.7 million in order to fully realize the deferred tax assets. Taxable income, excluding tax deductions generated by the exercise of nonqualified options, for 2012, 2011 and 2010 was approximately $9.4 million, $5.7 million and $7.3 million, respectively. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(12)    Stock-Based Compensation Plans
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
During 2011, the Company began issuing shares of restricted stock with no exercise price to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant.
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of income. Stock compensation expense recorded as a component of equity consisted of the following for the years ended December 31:

	2012	2011	2010

Share-based compensation - employees	$555,898	$627,353	$688,408
Share-based compensation - nonemployees	76,920	128,158	98,241
Total share-based compensation	$632,818	$755,511	$786,649
At December 31, 2012, there was approximately $1.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 3.0 years. This amount relates primarily to unrecognized compensation cost for employees.
Stock Options
Stock option activity for 2012 and 2011 was as follows:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2010	1,905,470	$6.45	3.3	$2,853,707
Options granted	—	—
Options exercised	(503,411)	2.19
Options forfeited or expired	(125,901)	10.24
Outstanding, December 31, 2011	1,276,158	7.75	2.9	700,294
Options granted	—	—
Options exercised	(173,688)	3.55
Options forfeited or expired	(435,599)	12.22
Outstanding, December 31, 2012	666,871	5.93	1.4	$132,348
Exercisable at December 31, 2012	660,023	$5.88	1.4	$132,348

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Information related to the stock option plans during 2012, 2011 and 2010 was as follows:

	2012	2011	2010

Intrinsic value of options exercised	$495,480	$1,742,103	$5,519,588
Weighted-average fair value of options exercised	$1.00	$2.06	$4.13
The Company did not grant any stock options during 2012 and 2011. The fair value of employee and nonemployee options granted during 2010 was estimated using the Black-Scholes option-pricing model and consisted of the following assumptions:

Range of Assumptions
	Employee Options	Non-Employee Options

Dividend yield	—	—
Expected term (years)	2.5 – 6.0	5.0
Expected volatility	49% – 53%	52% – 53%
Risk-free interest rate	0.8% – 2.8%	2.2% – 2.4%
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
The Company agreed to repurchase up to $1.9 million in common stock during the first quarter of 2010 to provide for the settlement of the remaining tax liabilities associated with the exercise of stock options in 2009. The repurchase of these shares was completed in 2010.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards
As previously noted, the Company began issuing restricted stock to employees and directors in 2011 under the provisions of the 2007 Plan and the Directors’ Plan. Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2010	—	$—
Shares granted	149,320	5.40
Shares vested	(1,000)	5.28
Shares forfeited	(12,150)	5.28
Nonvested, December 31, 2011	136,170	5.41
Shares granted	286,453	4.87
Shares vested	(7,000)	5.28
Shares forfeited	(32,093)	5.68
Nonvested, December 31, 2012	383,530	4.99
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant.

(13)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2012, 2011 and 2010, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012, the Company established a non-qualified unfunded deferred compensation plan that allows participants to defer receipt of a portion of their compensation. The liability under the plan was $0.1 million as of December 31, 2012. The Company had assets of $0.6 million, consisting of company-owned life insurance contracts as of December 31, 2012, generally designated to pay benefits of the deferred compensation plan.

(14)    Leases
The Company is obligated under long-term real estate leases for corporate office space expiring in October 2016. In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through 2018, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases. Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense for 2012, 2011 and 2010 was approximately $0.9 million, $0.8 million and $0.6 million, respectively, and sublease income was approximately $0.5 million,

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

$0.4 million and $0.3 million. Future minimum sublease income under noncancelable operating subleases is approximately $0.6 million through October 2016. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2013	$953,440
2014	1,022,019
2015	1,052,662
2016	941,247
2017 and thereafter	311,816
Total future minimum lease payments	$4,281,184

(15)    Fair Value of Financial Instruments
In 2012, the Company began purchasing marketable securities that are solely classified as trading securities. The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$2,473,596	$—	$2,473,596
U.S. Agency issued mortgage-backed securities - variable rate	—	3,708,920	3,708,920
U.S. Agency notes and bonds - fixed rate	—	1,505,177	1,505,177
SBA loan pools - variable rate	—	1,988,443	1,988,443
Municipal bonds - VRDN	7,010,000	—	7,010,000
Total fair value of marketable securities	$9,483,596	$7,202,540	$16,686,136
We had no marketable securities outstanding as of December 31, 2011. The fair values of all other financial instruments outstanding as of December 31, 2012 approximate their carrying values.

(16)    Market Concentrations
The Company currently focuses on acquiring, developing, and commercializing branded prescription products for the acute care and gastroenterology markets. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the Federal Deposit Insurance Corporation insurance limits.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total gross revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the years ended December 31:

	2012	2011	2010

Customer 1	35%	36%	35%
Customer 2	30%	28%	31%
Customer 3	28%	31%	26%
The Company’s accounts receivable, net of allowances, due from these three customers at December 31, 2012 and 2011 was 81% and 95%, respectively.

(17)    Manufacturing and Supply Agreements
The Company utilizes one primary supplier to manufacture each of its products and product candidates. The Company has an agreement with a second supplier of Acetadote that expires in February 2014. Although there are a limited number of manufacturers of pharmaceutical products, the Company believes it could utilize other suppliers to manufacture its prescription products on comparable terms. A change in suppliers, problems with its third-party manufacturing operations or related production capacity, or contract disputes with suppliers could cause a delay in manufacturing or shipment of finished goods and possible loss of sales, which could adversely affect operating results.

(18)    Employment Agreements
The Company has entered into employment agreements with all its full-time and part-time employees. Each employment agreement provides for a salary for services performed, a potential annual bonus and, if applicable, a grant of restricted common shares pursuant to a restricted stock agreement.

(19)    Commitments and Contingencies
Commitments
In connection with the acquisition of certain Kristalose assets during 2011, the Company is required to make quarterly payments based on a percentage of Kristalose net sales through November 2018. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, generally 15 years.
In connection with its licensing agreements for Caldolor, the Company is required to pay royalties based on Caldolor net sales over the life of the contracts. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.
Legal Matters
The Company developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the Food and Drug Administration (“FDA”). In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “Acetadote Patent”), which is assigned to the Company and scheduled to expire in May 2026.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Following the issuance of the Acetadote Patent, the Company received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC and Perrigo Company challenging the Acetadote Patent on the basis of non-infringement and/or invalidity. The Company responded by filing five separate infringement lawsuits to contest each of the challenges.
On November 12, 2012, the Company entered into a settlement agreement with Paddock Laboratories, LLC and Perrigo Company to resolve the challenges and the pending litigation with those two companies. The remaining infringement suits are currently pending.
On November 13, 2012, the Company brought suit against the FDA contesting the FDA's decision to approve the Innopharma Inc. generic. The Company intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.
In November 2012, the Company also received a Notice of Allowance for a second Acetadote patent with a term that expires in August 2025. If the Company is unable to successfully defend the Acetadote patents and related intellectual property rights associated with its Acetadote product, its financial condition and results of operations could be adversely affected in the event of a loss of patent and lower sales volumes due to competition.
The Company is a party to various other legal proceedings in the ordinary course of its business. In the opinion of management, the liability associated with these matters, other than the Acetadote patent issue discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Table of Contents

(20)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2012:
Net revenues	$10,256,212	$12,366,940	$12,531,719	$13,696,366	$48,851,237
Operating income	646,015	1,939,931	2,979,163	3,252,993	8,818,102
Net income attributable to common shareholders	423,208	1,744,290	1,869,494	1,805,500	5,842,492
Earnings per share attributable to common shareholders (1)
Basic	$0.02	$0.09	$0.10	$0.09	$0.30
Diluted	$0.02	$0.09	$0.10	$0.09	$0.30

2011:
Net revenues	$10,666,927	$14,389,741	$13,054,278	$13,031,830	$51,142,776
Operating income	1,408,001	3,631,857	3,098,360	1,711,269	9,849,487
Net income attributable to common shareholders	721,160	2,177,619	1,847,412	911,665	5,657,856
Earnings per share attributable to common shareholders (1)
Basic	$0.04	$0.11	$0.09	$0.05	$0.28
Diluted	$0.03	$0.11	$0.09	$0.04	$0.28

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2010	$235,280	$1,494,834	$—	$(1,566,366)	(1)	$163,748
2011	163,748	2,151,890	—	(2,080,058)	(1)	235,580
2012	235,580	2,069,470	—	(2,116,463)	(1)	188,587

Valuation allowance for deferred tax assets:
For the years ended December 31:
2010	$70,112	$10,750	$—	$—		$80,862
2011	80,862	13,597	—	—		94,459
2012	94,459	13,859	—	—		108,318
(1) Composed of actual returns and credits for chargebacks and cash discounts.