Form 10-Q
period 2013-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2013-05-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common stock, no par value	18,445,689

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,209,544	$54,349,381
Marketable securities	18,958,810	16,686,136
Accounts receivable, net of allowances	5,967,631	6,017,201
Inventories	5,992,031	6,218,355
Other current assets	3,892,239	3,961,169
Total current assets	86,020,255	87,232,242
Property and equipment, net	1,153,426	1,188,914
Intangible assets, net	10,403,974	9,476,798
Other assets	700,095	695,777
Total assets	$98,277,750	$98,593,731
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,427,256	$2,790,554
Other current liabilities	4,808,531	5,264,806
Total current liabilities	8,235,787	8,055,360
Revolving line of credit	4,359,951	4,359,951
Other long-term liabilities	652,371	611,933
Total liabilities	13,248,109	13,027,244
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 18,549,749 and 18,937,107 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	65,818,995	67,197,167
Retained earnings	19,353,863	18,499,154
Total shareholders’ equity	85,172,858	85,696,321
Noncontrolling interests	(143,217)	(129,834)
Total equity	85,029,641	85,566,487
Total liabilities and equity	$98,277,750	$98,593,731
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2013	2012
Net revenues	$10,258,132	$10,256,212
Costs and expenses:
Cost of products sold	1,108,635	848,550
Selling and marketing	3,673,939	4,980,553
Research and development	1,448,718	1,404,022
General and administrative	2,575,739	2,265,025
Amortization	125,050	112,047
Total costs and expenses	8,932,081	9,610,197
Operating income	1,326,051	646,015
Interest income	92,377	72,281
Interest expense	(17,735)	(22,427)
Income before income taxes	1,400,693	695,869
Income tax expense	(559,367)	(282,028)
Net income	841,326	413,841
Net loss at subsidiary attributable to noncontrolling interests	13,383	9,367
Net income attributable to common shareholders	$854,709	$423,208
Earnings per share attributable to common shareholders
- basic	$0.05	$0.02
- diluted	$0.05	$0.02
Weighted-average shares outstanding
- basic	18,758,383	20,007,998
- diluted	18,925,165	20,234,438

Comprehensive income	$841,326	$413,841
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$841,326	$413,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	290,508	217,263
Deferred tax expense	65,413	—
Share-based compensation	128,625	214,381
Excess tax benefit derived from exercise of stock options	(478,698)	(191,081)
Noncash interest expense	6,019	6,019
Noncash investment gains (losses)	10,571	(8,800)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	49,570	2,619,523
Inventory	226,324	(230,784)
Other current assets and other assets	(8,298)	(324,954)
Accounts payable and other current liabilities	492,983	(282,862)
Other long-term liabilities	46,308	178,120
Net cash provided by operating activities	1,670,651	2,610,666
Cash flows from investing activities:
Additions to property and equipment	(60,911)	(32,800)
Purchases of marketable securities	(2,970,000)	(15,992,822)
Proceeds from sale of marketable securities	686,755	—
Additions to intangible assets	(961,013)	(180,787)
Net cash used in investment activities	(3,305,169)	(16,206,409)
Cash flows from financing activities:
Net borrowings on line of credit	—	250,000
Proceeds from exercise of stock options	(41,292)	545,601
Excess tax benefit derived from exercise of stock options	478,698	191,081
Repurchase of common shares	(1,942,725)	(2,346,524)
Net cash used in financing activities	(1,505,319)	(1,359,842)
Net decrease in cash and cash equivalents	(3,139,837)	(14,955,585)
Cash and cash equivalents at beginning of period	54,349,381	70,599,146
Cash and cash equivalents at end of period	$51,209,544	$55,643,561
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$160,272	$82,696
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2012	18,937,107	$67,197,167	$18,499,154	$(129,834)	$85,566,487
Share-based compensation	9,050	127,147	—	—	127,147
Exercise of options and related tax benefit	36,758	437,406	—	—	437,406
Repurchase of common shares	(433,166)	(1,942,725)	—	—	(1,942,725)
Net income	—	—	854,709	(13,383)	841,326
Balance, March 31, 2013	18,549,749	$65,818,995	$19,353,863	$(143,217)	$85,029,641
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
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
Cumberland focuses its resources on maximizing the commercial potential of its products, as well as developing new product candidates, and has both internal development and commercial capabilities. The Company's products are manufactured by third parties, which are overseen by Cumberland's quality control and manufacturing professionals. The Company works closely with its third-party distribution partner to make its products available in the United States.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Cumberland Pharmaceuticals Inc. and its subsidiaries, or the Company or Cumberland, have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the first three months of 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three months ended March 31, 2013 and 2012.
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
Operating Segments
The Company operates in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of our assets are located in the United States.
(2) MARKETABLE SECURITIES

The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2013 and December 31, 2012, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of income.
The Company uses the fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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
The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$2,468,712	$—	$2,468,712	$2,473,596	$—	$2,473,596
U.S. Agency issued mortgage-backed securities – variable rate	—	3,577,120	3,577,120	—	3,708,920	3,708,920
U.S. Agency notes and bonds – fixed rate	—	1,002,202	1,002,202	—	1,505,177	1,505,177
SBA loan pools – variable rate	—	1,930,776	1,930,776	—	1,988,443	1,988,443
Municipal bonds – VRDN	9,980,000	—	9,980,000	7,010,000	—	7,010,000
Total fair value of marketable securities	$12,448,712	$6,510,098	$18,958,810	$9,483,596	$7,202,540	$16,686,136

(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Numerator:
Net income attributable to common shareholders	$854,709	$423,208
Denominator:
Weighted-average shares outstanding – basic	18,758,383	20,007,998
Dilutive effect of other securities	166,782	226,440
Weighted-average shares outstanding – diluted	18,925,165	20,234,438
As of March 31, 2013 and 2012, restricted stock awards and options to purchase 878,480 and 666,733 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Products:
Acetadote	$7,251,995	$7,351,084
Kristalose	2,117,250	2,256,273
Caldolor	410,424	99,079
Other	478,463	549,776
Total net revenues	$10,258,132	$10,256,212
As part of the November 12, 2012, Settlement Agreement with Paddock Laboratories, LLC and Perrigo Company ("Perrigo"), the Company supplies Perrigo with an authorized generic version of the Company's Acetadote product. In 2013, Acetadote product revenue includes $3.0 million for the Company's share of revenue from sales of the authorized generic distributed by Perrigo.
Other Revenues
During 2013, the Company entered into three separate agreements with international partners for commercialization of certain of the Company's products into additional international territories. Each of the international partners has expertise in registering and commercializing products in their respective markets. The Company recognized approximately $0.4 million as other revenue in the condensed consolidated statement of income during the first quarter of 2013 upon completion of the agreements and the transfer of certain intellectual property, including product dossiers, to the licensees.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property, product formulations, development and manufacturing, and will provide finished product for sale. Under the licensing agreements the Company is entitled to receive additional milestone payments upon the achievement of defined regulatory approvals and sales milestones. The Company is also entitled to receive royalties on future sales of the products under the agreements. The Company will recognize revenue for these substantive milestones using the milestone method. The Company uses the milestone method of recognizing revenue for substantive milestones if (1) it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, (2) it relates solely to past performance and (3) it is reasonable relative to the other milestones. The agreements provide for up to $0.4 million in milestone payments related to regulatory approvals and up to $3.0 million in milestone payments related to total and annual product sales. As of March 31, 2013, the Company has not recognized any revenues related to milestones associated with the new agreements.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company that has expertise in developing, registering, manufacturing and commercializing products in the China market. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. The Company determined the agreement contains two units of accounting being the transfer of certain rights, including the product dossier, for Acetadote and Caldolor, separately. During 2012, the Company received nonrefundable, up-front payments totaling $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized the payments as other revenue in the condensed consolidated statement of income when the intellectual property was provided to the licensee. The Company recognized approximately $0.5 million as other revenue during the first quarter of 2012.
The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. In addition, the Company will receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of March 31, 2013, the Company has not recognized any revenue related to milestones associated with Harbin Gloria.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

In addition to the revenue recognized for the up-front payments from our international partners, the Company had product sales of less than $0.1 million to non-U.S. customers for each of the three months ended March 31, 2013 and 2012.
(5) INVENTORIES
The Company works closely with third parties to manufacture and package finished goods for sale and it takes title to the finished goods at the time of shipment from the manufacturer and maintains such goods until distribution and sale. Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value may not be recoverable, a charge is taken to reduce the inventory to the net realizable value.
Caldolor inventory represented the majority of net inventory on hand at March 31, 2013 and December 31, 2012, and has varying expiration dates that begin in the second quarter of 2014 and extend through January 2015. Through March 31, 2013 and December 31, 2012, the Company has recognized charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.6 million. If actual sales in future periods are less than projected sales, the Company could incur additional obsolescence losses.
In connection with the purchase of certain Kristalose assets in 2011, the Company is responsible for the purchase of the active pharmaceutical ingredient for Kristalose and maintains the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods inventory.
As of March 31, 2013 and December 31, 2012, inventory was comprised of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,424,496	$1,310,670
Finished goods	4,567,535	4,907,685
Total	$5,992,031	$6,218,355
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. The Company repurchased 433,166 shares and 319,723 shares of common stock for approximately $1.9 million and $2.3 million in the first three months of 2013 and 2012, respectively.
Restricted Share Grants
During 2013, the Company issued approximately 196,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income.
Debt Agreement
In August 2011, the Company entered into a Fifth Amended and Restated Loan Agreement with its primary lender (the "Agreement") to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.
Under the Agreement, the Company is subject to certain financial covenants including, but not limited to, maintaining a Leverage Ratio and Interest Coverage Ratio, as those terms are defined in the Agreement, that are determined on a quarterly basis. The Company is in compliance with all covenants.
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
(7) INCOME TAXES
At March 31, 2013, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $48.1 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. The usage of these net operating loss carryforwards resulted in the Company paying minimal income taxes in 2009 through 2012, and the Company expects to pay minimal income taxes in 2013.
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
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012 that its Acetadote patent was being challenged on the basis of invalidity or non- infringement by others.  The Company intends to vigorously defend and protect its Acetadote product and related intellectual property rights and has filed lawsuits to contest the infringement of the Acetadote patent.  At this point, it is too early to evaluate the outcomes of the lawsuits.
If the Company is unable to successfully defend the Acetadote patents and related intellectual property rights associated with its Acetadote product, its financial condition and results of operations could be adversely affected in the event of a loss of patent and lower sales volumes due to competition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 17 through 32, and “Special Note Regarding Forward-Looking Statements” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2012. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q.
OVERVIEW
Our Business
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
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, and Hepatoren®(ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised more than 65 sales representatives and managers as of March 31, 2013.
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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing products while continuing to build a portfolio of new, differentiated products. Specifically, we expect to grow by executing the following plans:
◦Continue to build a high-performance sales organization to address our target markets. We believe our commercial infrastructure can help to maximize prescription volume and product sales. We currently utilize two distinct sales teams to address our primary target markets: a hospital sales force for the acute care market and a field sales force for the gastroenterology market.
◦Expand our product portfolio by acquiring rights to additional products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary products. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable trademarks or other intellectual property, and allow us to leverage our existing infrastructure. We also plan to explore opportunities to seek approval for new uses of existing pharmaceutical products.
◦Expand our global presence through select international partnerships. We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.
◦Develop a pipeline of early-stage products through Cumberland Emerging Technologies, or CET. In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities of CET, our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them.
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
Quarter Highlights and Recent Developments
Caldolor® Registry Studies
In February 2013, we announced the top-line results from two registry studies evaluating the safety and efficacy of Caldolor® (ibuprofen) Injection administered over a shortened infusion time in treating pain and fever in adult patients. The studies involved 450 patients receiving Caldolor at 34 leading medical centers throughout the United States.

The first of two registry studies was a phase IV multi-center, open-label surveillance clinical study to assess the safety and efficacy of ibuprofen administered intravenously over five to ten minutes to adult patients in the hospital setting with temperature fever (>101ºF) and/or pain (visual analog scale (VAS) assessment >3). Eligible patients were enrolled to receive one of two dose strengths (400 mg for treatment of fever, 800 mg for treatment of pain) of intravenous ibuprofen for up to a 24-hour dosing period. One hundred fifty patients from 13 clinical sites were enrolled in this study. Intravenous ibuprofen reduced fever and pain and the shortened infusion time was well tolerated.

The second of two registry studies was a phase IV multi-center, open-label surveillance clinical study to assess the safety of ibuprofen administered intravenously over five to ten minutes to adult hospitalized patients undergoing surgical procedures. Eligible patients were enrolled to receive 800 mg intravenous ibuprofen administered at induction of anesthesia and could continue Caldolor therapy for up to 24 hours. Three hundred patients from 21 clinical sites were enrolled in this study. The shortened infusion time was well tolerated.

A comparison study of Caldolor and a competitor product, ketorolac, was recently completed through The Ohio State University Medical Center. The study enrolled fifty-one patients and the results indicate, compared to patients receiving ketorolac, patients receiving intravenous ibuprofen experienced less postoperative pain prior to discharge. Patients receiving Caldolor also needed fewer narcotics and were less likely to require narcotics prior to discharge. This data supports the benefits of using Caldolor in a pre-emptive model of multimodal analgesia.
We expect the results from this study, in combination with the ongoing work to evaluate the treatment of adult medical procedures will be used to pursue additional adult indications for Caldolor.
Acetadote Clinical Study
The safety and efficacy of a new formulation of Acetadote has been under investigation in a multi-center, double-blind, randomized controlled study. We have terminated this study due to lack of enrollment.
Acetadote Patent Challenge Update
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the Food and Drug Administration (“FDA”). In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC and Perrigo Company challenging the 356

Acetadote Patent on the basis of non-infringement and/or invalidity. We responded by filing five separate infringement lawsuits to contest each of the challenges.
On November 12, 2012, we entered into a settlement agreement with Paddock Laboratories, LLC and Perrigo Company to resolve the challenges and the pending litigation with those two companies. The remaining infringement suits are currently pending.
On November 13, 2012, we brought suit against the FDA contesting the FDA's decision to approve the Innopharma Inc. generic. We intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013 the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025.
We also have additional patent applications relating to Acetadote which are pending with the USPTO.
International Licensing Agreements
During 2013, we entered into three separate agreements with international partners for commercialization of certain of our products into additional international territories. One of the three agreements is with an India-based Company that will register and commercialize Caldolor® (ibuprofen) Injection in India and surrounding territories. Another agreement is with an Indonesia-based Company that will register and commercialize Caldolor throughout Indonesia. A third agreement is with a Qatar-based Company that will register and commercialize Caldolor, Acetadote® (acetylcysteine) Injection and Kristalose® (lactulose) within the greater Arabian Peninsula market. Each of the international partners has expertise in registering and commercializing products in their respective markets. We recognized approximately $0.4 million as other revenue in the condensed consolidated statement of income during the first quarter of 2013 upon completion of the agreements and the transfer of certain intellectual property, including product dossiers, to the licensees.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. We maintain responsibility for the intellectual property, product formulations, development and manufacturing, and will provide finished product for sale. Under the licensing agreements we are entitled to receive additional milestone payments upon the achievement of defined regulatory approvals and sales milestones.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 38 through 41 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2012.
Accounting Estimates and Judgments
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, fair value of marketable securities, inventories, provision for income taxes, share-based compensation, research and development expenses and intangible assets.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to the Three Months ended March 31, 2012
Net revenues. Net revenues for the three months ended March 31, 2013 and March 31, 2012 remained constant at approximately $10.3 million for both periods. The total net revenues were impacted by decreases in Acetadote product revenue of $0.1 million and Kristalose product revenue of $0.1 million with an offsetting increase in Caldolor product revenue of $0.3 million.
The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.

The $0.1 million decrease in Acetadote net revenue is driven by a decrease in sales volume of the branded Acetadote product, partially offset by the impact of increases in the average selling price. In 2013, Acetadote product revenue includes $3.0 million for our share of revenue from sales of the authorized generic distributed by Perrigo.
We recognized $0.4 million and $0.5 million in 2013 and 2012, respectively, of other revenue as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 10.8% during the three months ended March 31, 2013 compared to 8.3% during the three months ended March 31, 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the three months ended March 31, 2013 totaled approximately $3.7 million, compared to $5.0 million in 2012, representing a decrease of approximately $1.3 million, or 26.2%, over the three months ended March 31, 2012. The decrease was driven by $1.5 million in decreased salaries, benefits and selling expenses. These reductions were primarily a result of our new commercial strategy and sales force realignment in 2012. These cost decreases were offset by a $0.3 million increase in meeting costs, marketing samples and printed materials.
General and administrative. General and administrative expense for the three months ended March 31, 2013 totaled approximately $2.6 million, representing an increase of approximately $0.3 million, or 13.7%, over the $2.3 million incurred in the three months ended March 31, 2012. The increase was primarily due to accounting and legal fees as well as inventory donations made in 2013 for humanitarian needs.
Interest income. Interest income for the three months ended March 31, 2013 totaled approximately $0.09 million as compared to approximately $0.07 million for the same period in 2012. The increase in 2013 was primarily due to investing a portion of our cash balances in longer duration marketable securities for the entire period during 2013 compared to only a portion of the first quarter of 2012.

Interest expense. Interest expense for the three months ended March 31, 2013 totaled approximately $0.018 million as compared to approximately $0.022 million in 2011. The decrease was primarily due to a lower average outstanding balance on our revolving line of credit during 2013 compared to 2012.

Income tax expense. Income tax expense for the three months ended March 31, 2013 totaled approximately $0.6 million, representing a decrease of approximately $0.3 million, over the same period in 2012. As a percentage of net income before income taxes, income tax expense decreased from 40.5% for the three months ended March 31, 2012 to 39.9% for the three months ended March 31, 2013. The decrease in tax rate was primarily due to the reinstatement of the U.S. research and development tax credit during 2013.

As of March 31, 2013, we have approximately $48.1 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the three months ended March 31, 2013 and 2012, we generated $1.7 million and $2.6 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
During 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At March 31, 2013 and December 31, 2012, we had a total of approximately $19.0 million and $16.7 million invested in marketable securities.
As of March 31, 2013 and December 31, 2012, our cash and cash equivalents, including marketable securities, totaled $70.2 million and $71.0 million, respectively. Our working capital (current assets minus current liabilities) was $77.8 million and $79.2 million, respectively, and our current ratio (current assets to current liabilities) was 10.4x and 10.8x, respectively. As of March 31, 2013, we also had approximately $5.6 million available on our line of credit.
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,671	$2,611
Investing activities	(3,305)	(16,206)
Financing activities	(1,505)	(1,360)
Net decrease in cash and cash equivalents (1)	$(3,139)	$(14,955)

(1)	The sum of the individual amounts may not agree due to rounding.
The net decrease in cash and cash equivalents for three months ended March 31, 2013 was attributable to the net investment of $2.3 million of our cash reserves in certain government and government-backed securities, as previously noted. We continue to repurchase shares of our common stock, totaling $1.9 million during the period. These decreases were offset by $0.8 million in net income.
The net decrease in cash and cash equivalents for three months ended March 31, 2012 was attributable to the investment of $16.0 million of our cash reserves in certain government and government-backed securities, as previously noted. We continued to repurchase shares of our common stock, totaling $2.3 million during the period. These decreases were offset by $0.4 million in net income.

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2013 and 2012, we did not engage in any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on our revolving credit facility. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage exposure to interest rate changes. The main objective of our cash investment activities is to preserve principal while maximizing interest income through low-risk investments.
The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.2% at March 31, 2013). As of March 31, 2013, we had outstanding borrowings of approximately $4.4 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by less than $0.1 million.
Exchange Rate Risk
While we operate primarily in the United States, some of our research and development is performed abroad. As of March 31, 2013, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 30 days based on invoice terms. Foreign currency exchange gains and losses were not significant for the three months ended March 31, 2013 and 2012. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

PART II – OTHER FINANCIAL INFORMATION
Item 1. Legal Proceedings
See Item 1A, Risk Factors, below for a discussion regarding legal proceedings, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 17 through 32 in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2012 and has been updated for recent developments:
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
In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC and Mylan Institutional LLC challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the 356 Acetadote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock Laboratories, LLC and Perrigo Company. On May 20, 2012, we received a fourth Paragraph IV certification notice from Sagent Agila LLC challenging the 356 Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the 356 Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo Company. On August 9, 2012, the Company filed a lawsuit for infringement of the 356 Acetadote Patent against Perrigo Company in the United States District Court for the Northern District of Illinois, Eastern Division.
By statute, where the Paragraph IV certification is to a patent timely listed before an Abbreviated New Drug Application (“ANDA”) is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us with respect to each of the lawsuits.
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

Table of Contents

On May 18, 2012, we submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that we evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying our request and stating that ANDAs referencing Acetadote that contain EDTA may be accepted and approved provided they meet all applicable requirements. We believe this response contradicts the FDA's request to evaluate the reduction or removal of EDTA. On November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. On November 13, 2012, we brought suit against the FDA in the United States District Court for the District of Columbia alleging that the FDA's denial of our Citizen Petition and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law. We found during the resulting legal proceedings that the FDA initially concluded that the original Acetadote formulation was withdrawn for safety reasons and no generic versions should be approved. The FDA later reversed its position based on the possibility of drug shortages and the presence of EDTA in other formulations. At the same time, the FDA noted that exclusively marketing a non-EDTA containing product would be preferable because it would eliminate the potential risk of EDTA.
On January 7, 2013, Perrigo announced initial distribution of our authorized generic acetylcysteine injection product.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we have received separate Paragraph IV certification notices from Perrigo Company and Sagent Pharmaceuticals, Inc. challenging the 445 Acetadote Patent on the basis of non-infringement.
We also have additional patent applications relating to Acetadote which are pending with the USPTO and may or may not be issued. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights. If we are unsuccessful in protecting our Acetadote intellectual property rights, our competitors may be able to introduce products into the marketplace that reduce the sales and market share of our Acetadote product which may require us to take measures such as reducing prices or increasing our marketing expense, any of which may result in a material adverse effect to our financial condition and results of operations.

We have a U.S. patent for Caldolor, and some related international patents, which are directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor-ibuprofen-is in the public domain, and if a competitor were to develop a sufficiently distinct formulation, it could develop and seek FDA approval for another ibuprofen product that competes with Caldolor. Upon receipt of FDA approval in June 2009, we received three years of marketing exclusivity for Caldolor. Upon the expiration of our marketing exclusivity, a competitor with a generic form of injectable ibuprofen could enter the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes the purchase of equity securities by the Company during the three months ended March 31, 2013:

Table of Contents

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	93,849	$4.30	93,849	$5,515,646
February	186,564	4.42	186,564	9,175,361
March	152,753	4.68	152,753	8,460,477
Total	433,166		433,166

(1)	In January 2013, our Board of Directors modified the repurchase plan for an additional purchase of up to $10.0 million of our outstanding common stock, in addition to the amounts previously purchased.
Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: May 7, 2013	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer