Form 10-Q
period 2013-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2013-08-09
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common stock, no par value	18,265,888

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,664,762	$54,349,381
Marketable securities	19,513,639	16,686,136
Accounts receivable, net of allowances	3,970,942	6,017,201
Inventories	6,094,294	6,218,355
Other current assets	3,197,594	3,961,169
Total current assets	82,441,231	87,232,242
Property and equipment, net	1,055,677	1,188,914
Intangible assets, net	10,649,164	9,476,798
Other assets	1,319,538	695,777
Total assets	$95,465,610	$98,593,731
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,094,071	$2,790,554
Other current liabilities	3,000,549	5,264,806
Total current liabilities	6,094,620	8,055,360
Revolving line of credit	5,859,951	4,359,951
Other long-term liabilities	637,671	611,933
Total liabilities	12,592,242	13,027,244
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 18,306,364 and 18,937,107 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	64,311,576	67,197,167
Retained earnings	18,714,845	18,499,154
Total shareholders’ equity	83,026,421	85,696,321
Noncontrolling interests	(153,053)	(129,834)
Total equity	82,873,368	85,566,487
Total liabilities and equity	$95,465,610	$98,593,731
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$7,081,088	$12,366,940	$17,339,220	$22,623,152
Costs and expenses:
Cost of products sold	1,154,833	1,103,005	2,263,468	1,951,555
Selling and marketing	3,542,049	5,491,964	7,215,988	10,472,517
Research and development	1,386,904	1,553,343	2,835,622	2,957,365
General and administrative	1,855,201	2,147,518	4,430,940	4,412,543
Amortization	282,645	131,179	407,695	243,226
Total costs and expenses	8,221,632	10,427,009	17,153,713	20,037,206
Operating (loss) income	(1,140,544)	1,939,931	185,507	2,585,946
Interest income	48,982	76,074	141,359	148,355
Interest expense	(20,700)	(16,720)	(38,435)	(39,147)
(Loss) income before income taxes	(1,112,262)	1,999,285	288,431	2,695,154
Income tax benefit (expense)	463,408	(263,031)	(95,959)	(545,059)
Net (loss) income	(648,854)	1,736,254	192,472	2,150,095
Net loss at subsidiary attributable to noncontrolling interests	9,836	8,036	23,219	17,403
Net (loss) income attributable to common shareholders	$(639,018)	$1,744,290	$215,691	$2,167,498
Earnings (loss) per share attributable to common shareholders
- basic	$(0.03)	$0.09	$0.01	$0.11
- diluted	$(0.03)	$0.09	$0.01	$0.11
Weighted-average shares outstanding
- basic	18,405,522	19,771,167	18,580,891	19,889,583
- diluted	18,405,522	19,996,805	18,756,691	20,117,246

Comprehensive (loss) income	$(648,854)	$1,736,254	$192,472	$2,150,095
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$192,472	$2,150,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	610,052	441,199
Deferred tax expense	65,413	—
Share-based compensation	305,199	390,788
Excess tax benefit derived from exercise of stock options	(15,288)	(854,988)
Noncash interest expense	12,038	12,038
Noncash investment (gains) losses	62,323	(34,604)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,046,259	2,091,278
Inventory	124,061	(1,541,912)
Other current assets and other assets	59,877	(173,889)
Accounts payable and other current liabilities	(1,707,560)	1,362,385
Other long-term liabilities	37,479	(596,911)
Net cash provided by operating activities	1,792,325	3,245,479
Cash flows from investing activities:
Additions to property and equipment	(69,119)	(178,886)
Purchases of marketable securities	(4,371,508)	(18,356,482)
Proceeds from sale of marketable securities	1,481,682	145,646
Additions to intangible assets	(1,829,693)	(519,719)
Net cash used in investment activities	(4,788,638)	(18,909,441)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	1,500,000	(500,000)
Exercise of stock options	(41,292)	545,601
Excess tax benefit derived from exercise of stock options	15,288	854,988
Repurchase of common shares	(3,162,302)	(3,562,381)
Net cash used in financing activities	(1,688,306)	(2,661,792)
Net decrease in cash and cash equivalents	(4,684,619)	(18,325,754)
Cash and cash equivalents at beginning of period	54,349,381	70,599,146
Cash and cash equivalents at end of period	$49,664,762	$52,273,392
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$249,633	$73,457
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2012	18,937,107	$67,197,167	$18,499,154	$(129,834)	$85,566,487
Share-based compensation	9,050	302,715	—	—	302,715
Exercise of options and related tax benefit	36,758	(26,004)	—	—	(26,004)
Repurchase of common shares	(676,551)	(3,162,302)	—	—	(3,162,302)
Net income	—	—	215,691	(23,219)	192,472
Balance, June 30, 2013	18,306,364	$64,311,576	$18,714,845	$(153,053)	$82,873,368
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company, have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive (loss) income was comprised solely of net (loss) income for the three and six months ended June 30, 2013 and 2012.
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
Operating Segments
The Company operates in one segment, specialty pharmaceutical products. Substantially all of the Company's assets are located in the United States.
Reclassifications
Beginning in 2013, the Company reflects all amortization expense of intangible assets in Amortization in the condensed consolidated statements of operations and comprehensive income (loss). A portion of these amounts were previously included as a component of General and Administrative and the 2012 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation in 2013.
(2) MARKETABLE SECURITIES

The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2013 and December 31, 2012, the marketable securities are

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$2,844,625	$—	$2,844,625	$2,473,596	$—	$2,473,596
U.S. Agency issued mortgage-backed securities – variable rate	—	3,404,482	3,404,482	—	3,708,920	3,708,920
U.S. Agency notes and bonds – fixed rate	—	1,495,905	1,495,905	—	1,505,177	1,505,177
SBA loan pools – variable rate	—	1,893,627	1,893,627	—	1,988,443	1,988,443
Municipal bonds – VRDN	9,875,000	—	9,875,000	7,010,000	—	7,010,000
Total fair value of marketable securities	$12,719,625	$6,794,014	$19,513,639	$9,483,596	$7,202,540	$16,686,136

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012
Numerator:
Net (loss) income attributable to common shareholders	$(639,018)	$1,744,290
Denominator:
Weighted-average shares outstanding – basic	18,405,522	19,771,167
Dilutive effect of other securities	—	225,638
Weighted-average shares outstanding – diluted	18,405,522	19,996,805

	Six months ended June 30,
	2013	2012
Numerator:
Net income attributable to common shareholders	$215,691	$2,167,498
Denominator:
Weighted-average shares outstanding – basic	18,580,891	19,889,583
Dilutive effect of other securities	175,800	227,663
Weighted-average shares outstanding – diluted	18,756,691	20,117,246

As of June 30, 2013 and 2012, restricted stock awards and options to purchase 554,279 and 271,256 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Products:
Acetadote	$4,146,974	$9,770,168	$11,398,968	$17,121,252
Kristalose	2,041,043	2,140,783	4,158,293	4,397,056
Caldolor	615,547	210,323	1,025,971	309,403
Other	277,524	245,666	755,988	795,441
Total net revenues	$7,081,088	$12,366,940	$17,339,220	$22,623,152
As part of the November 12, 2012, Settlement Agreement with Paddock Laboratories, LLC and Perrigo Company ("Perrigo"), the Company supplies Perrigo with an authorized generic version of the Company's Acetadote product. Acetadote product revenue includes the Company's share of revenue from sales of the authorized generic distributed by Perrigo, with those revenues totaling $2.1 million and $5.0 million for the three and six months ended June 30, 2013.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

Other Revenues
During the second quarter of 2013, the Company entered into two new agreements for the registration and commercialization of Caldolor outside the United States and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd to extend its territory.
Earlier in 2013, the Company entered into three separate agreements with international partners for commercialization of certain of the Company's products into additional international territories. As a result of the new and amended agreements, the Company recognized approximately $0.2 million and $0.6 million of non-refundable up-front payments, respectively, as other revenue in the condensed consolidated statement of income during the during the three and six months ended June 30, 2013.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the licensing agreements, the Company is entitled to receive additional milestone payments upon the partners achievement of defined regulatory approvals and sales milestones.
The Company is also entitled to receive royalties on future sales of the products under the agreements. The Company will recognize revenue for these substantive milestones using the milestone method. The Company uses the milestone method of recognizing revenue for substantive milestones if (1) it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, (2) it relates solely to past performance and (3) it is reasonable relative to the other milestones. The agreements provide for up to $0.5 million in milestone payments related to regulatory approvals and up to $3.7 million in milestone payments related to total and annual product sales. As of June 30, 2013, the Company has not recognized any revenues related to milestones associated with the new agreements.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria Pharmaceuticals Co., Ltd., a Chinese pharmaceutical company. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. The Company determined the agreement contains two units of accounting being the transfer of certain rights, including the product dossier, for Acetadote and Caldolor, separately. During 2012, the Company received nonrefundable, up-front payments totaling $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized the payments as other revenue in the condensed consolidated statement of income when the intellectual property was provided to the licensee. The Company recognized approximately $0.7 million as other revenue during the first six months of 2012.
The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. In addition, the Company will receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of June 30, 2013, the Company has not recognized any revenue related to milestones associated with Harbin Gloria.
In addition to the revenue recognized for the up-front payments from our international partners, the Company had product sales of less than $0.1 million to non-U.S. customers for each of the three and six months ended June 30, 2013 and 2012.

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
Caldolor inventory represented the majority of net inventory on hand at June 30, 2013 and December 31, 2012, and has varying expiration dates that begin in the second quarter of 2014 and extend through January 2015. The Company believes and is currently performing stability tests to support that the Caldolor product expiration dates may be extended by up to a year. The Company anticipates that prior to December 31, 2013, it will have completed the stability tests and will have requested that the Food and Drug Administration approve extended expiration dates. Through June 30, 2013 and December 31, 2012, the Company has recognized charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.6 million. If actual Caldolor sales in future periods are less than projected sales, or the Company is not successful in extending the Caldolor expiration dates, the Company could incur additional obsolescence losses.
In connection with the purchase of certain Kristalose assets in 2011, the Company is responsible for the purchase of the active pharmaceutical ingredient for Kristalose and maintains the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods inventory.
As of June 30, 2013 and December 31, 2012, inventory was comprised of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,354,545	$1,310,670
Finished goods	4,739,749	4,907,685
Total	$6,094,294	$6,218,355
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. The Company repurchased 676,551 shares and 491,123 shares of common stock for approximately $3.2 million and $3.6 million in the first six months of 2013 and 2012, respectively.
Restricted Share Grants
During 2013, the Company issued approximately 196,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
Under the Agreement, the Company is subject to certain financial covenants including, but not limited to, maintaining a Leverage Ratio and Interest Coverage Ratio, as those terms are defined in the Agreement, that are determined on a quarterly basis. As of June 30, 2013, the Company is in compliance with all covenants.

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
(7) INCOME TAXES
At June 30, 2013, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $48.6 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. The usage of these net operating loss carryforwards resulted in the Company paying minimal income taxes in 2009 through 2012, and the Company expects to pay minimal income taxes in 2013.
(8) COLLABORATIVE AGREEMENTS
We are a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the condensed consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of operations and comprehensive income (loss).
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012 and 2013 that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company intends to vigorously defend and protect its Acetadote product and related intellectual property rights and has filed lawsuits to contest the infringement of the Acetadote patents.  The Company continues to evaluate the potential outcomes of the lawsuits.
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
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, for the treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, and Hepatoren®(ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised more than 61 sales representatives and managers as of June 30, 2013.
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
Since 2004, we have been profitable on an annual basis generating sufficient cash flows to fund our development and marketing programs. In 2009, we completed an initial public offering of our common stock to help facilitate our further growth.
Growth Strategy
Our growth strategy involves maximizing the potential of our existing products while continuing to build a portfolio of new, differentiated products. Specifically, we expect to grow by executing the following plans:
Continue to build a high-performance sales organization to address our target markets. We believe our commercial infrastructure can help to maximize prescription volume and product sales. We currently utilize a distinct sales team to address our primary target markets: a hospital sales force for the acute care market and a field sales force for the gastroenterology market.
Expand our product portfolio by acquiring rights to additional products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary products. We focus on under-promoted, FDA-approved drugs ("FDA" or "Food and Drug Administration") as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable trademarks or other intellectual property, and allow us to leverage our existing infrastructure. We also plan to explore opportunities to seek approval for new uses of existing pharmaceutical products.
Expand our global presence through select international partnerships. We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.
Develop a pipeline of early-stage products through Cumberland Emerging Technologies, or CET. In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities of CET, our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them.
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
Recent Developments and Highlights
Caldolor®
Caldolor Pediatric Fever Study
In August 2013, we announced top-line results from a clinical pediatric fever study evaluating the safety and efficacy of Caldolor (ibuprofen) Injection compared to acetaminophen in treating fever (greater than or equal to 101.0ºF) in hospitalized patients ranging from birth to 16 years old. One hundred and three patients were enrolled in this multi-center, randomized, open-label active comparator study. The pediatric patients received either 10 mg/kg intravenous ibuprofen (not to exceed 400 mg per dose) or 10 mg/kg acetaminophen (not to exceed 650 mg per dose).
The primary endpoint of the study was to assess the area under the change in temperature versus time curve from baseline to 2 hours after the start of the initial dose of study drug. In the two hours following dosing, pediatric patients receiving intravenous ibuprofen experienced a greater temperature reduction compared to patients receiving acetaminophen, p=0.012; therefore meeting the primary endpoint of the study.
After a single dose, significantly more patients receiving intravenous ibuprofen (93%) were no longer considered to be febrile (temperature less than 100.4ºF) compared to patients receiving acetaminophen (78%), p= 0.036.
Patients receiving intravenous ibuprofen experienced a greater temperature reduction compared to patients receiving acetaminophen upon all temperature assessments during the four hours after dosing with reductions reaching statistical significance by ninety minutes post-dose.
No safety concerns were identified in the study, as the incidence of adverse events was similar across treatment groups.
Caldolor Follow-Up Knee Arthroscopy Study

In February 2013, we announced favorable top line results from a pilot clinical study evaluating the safety and analgesic efficacy of Caldolor (ibuprofen) Injection compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. A follow-up, larger, multi-center study has been initiated to further study the safety and analgesic efficacy of Caldolor (ibuprofen) Injection compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. One hundred patients are to be enrolled across three US medical centers.
Acetadote®
Acetadote Updated Labeling

In June 2013, we announced that the U.S. Food and Drug Administration (“FDA”) has approved updated labeling for Acetadote (acetylcysteine) Injection. The new labeling revises the product's indication and offers new dosing guidance for specific patient populations. The new indication states, "Acetadote is an antidote for acetaminophen overdose indicated to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen." The product's previous indication included the qualifying phrase, "administered intravenously within 8 to 10 hours," which was originally intended to impress the urgency for early treatment. This phrase has been removed to avoid any potential confusion concerning efficacy when administration within that time period is not possible.
In addition, specific dosing guidance is now included for patients weighing over 100 kg. New language has also been added to alert health care providers that in certain clinical situations, therapy should be extended for some patients.
Acetadote does not contain Ethylene diamine tetracetic acid (EDTA) or any other stabilization or chelating agents and is free of preservatives. The product's formulation was developed as part of our Phase IV commitment in response to a request by the FDA to evaluate the reduction of EDTA. The current formulation's 30 month shelf life is longer than the shelf life of the previous formulation.
Acetadote Patent Challenge Update
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA. In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC and Perrigo Company ("Perrigo") challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. We responded by filing five separate infringement lawsuits to contest each of the challenges.
On November 12, 2012, we entered into a settlement agreement with Paddock Laboratories, LLC and Perrigo to resolve the challenges and the pending litigation with those two companies. The remaining infringement suits are currently pending.
On November 13, 2012, we brought suit against the FDA contesting the FDA's decision to approve the Innopharma Inc. generic.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we received separate Paragraph IV certification notices from Perrigo and Sagent Pharmaceuticals, Inc. challenging the 445 Acetadote Patent on the basis of non-infringement.
On June 10, 2013, we became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in the United States District Court for the District of Delaware. We intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights.
We also have additional patent applications relating to Acetadote which are pending with the USPTO.
Kristalose®
Pilot Study
In June 2013, we initiated a pilot study to evaluate the use of Kristalose in a new patient population following clearance by the FDA of our Investigational New Drug Application (IND) for the study.
International Licensing Agreements
During the second quarter of 2013, we entered into two new agreements for the registration and commercialization of Caldolor outside the United States. The first agreement is with a Spanish-based company for a territory that includes Spain, Portugal,

Argentina, Chile, Brazil, Ecuador, Peru, and Uruguay. The second agreement is with an Indonesian-based company and includes a territory of Singapore, Thailand, Vietnam, Cambodia, Laos, Brunei and the Philippines.
Also during the second quarter, we amended our agreement with Harbin Gloria Pharmaceuticals for the registration and commercialization of Caldolor and Acetadote in China by extending the territory to include Hong Kong and Macau.
Earlier in 2013, we entered into three separate agreements with international partners for commercialization of certain of our products into additional international territories. One of the three agreements is with an India-based Company that will register and commercialize Caldolor® (ibuprofen) Injection in India and surrounding territories. Another agreement is with an Indonesia-based Company that will register and commercialize Caldolor throughout Indonesia. A third agreement is with a Qatar-based Company that will register and commercialize Caldolor, Acetadote® (acetylcysteine) Injection and Kristalose® (lactulose) within the greater Arabian Peninsula market.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. We maintain responsibility for the intellectual property, product formulations, development and manufacturing and will provide finished product for sale. Under the licensing agreements we are entitled to receive upfront and milestone payments upon the achievement of defined regulatory approvals and sales milestones.
Amended Distribution Agreement
Like many other pharmaceutical companies, we engage a third party contractor with appropriate facilities and logistical expertise to support our distribution efforts. Since August 2002, Cardinal Health (Cardinal) has exclusively handled U.S. product logistics efforts, including warehousing, shipping, customer billing and collections.
We extended our distribution relationship with Cardinal during May 2013, when we entered into the First Amendment ("First Amendment") to the Exclusive Distribution Agreement under which we have operated since August 2010. The Amendment primarily serves to extend the term of the Agreement through June 30, 2016 and revises the fee schedule under the Agreement. Combined, the Agreement and Amendment appoint Cardinal, as the exclusive distribution agent for Acetadote, Caldolor and Kristalose in the United States and Puerto Rico. Under the Amendment, we have also engaged Cardinal to assist with our physician sample orders based on the Prescription Drug Marketing Act of 1987 (the “PDMA”) for samples shipping. After June 30, 2016, the contract is automatically renewed on a year-to-year basis that is terminable by either party with ninety days' notice. Under the Amendment and Agreement, Cardinal agrees to provide various services, including storage, distribution, returns, customer support, and system access support to us in connection with the distribution of our products under certain guidelines at established fees.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2013 Compared to the Three months ended June 30, 2012
Net revenues. Net revenues for the three months ended June 30, 2013 decreased to approximately $7.1 million compared to $12.4 million for the three months ended June 30, 2012. Total net revenues were impacted by decreases in Acetadote product revenue of $5.6 million and decreases in Kristalose product revenue of $0.1 million. These decreases were partially offset by an increase in Caldolor product revenue of $0.4 million.

The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.
The $5.6 million decrease in Acetadote net revenue was a result of decreased sales volume of the branded Acetadote product largely as a result of generic competition during 2013. Generic competition may continue to place downward pressure on our branded Acetadote product sales. However, Acetadote product revenue for the three months ended June 30, 2013 also includes $2.1 million in revenue resulting from sales of the authorized generic distributed by Perrigo.
We recognized $0.2 million of other revenue in both 2013 and 2012 as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 16.3% during the three months ended June 30, 2013 compared to 8.9% during the three months ended June 30, 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the three months ended June 30, 2013 totaled approximately $3.5 million, compared to $5.5 million in the three months ended June 30, 2012, representing a decrease of approximately $2.0 million, or 35.5%. The decrease was driven by $2.1 million in decreased salaries, benefits and other selling expenses. These reductions were primarily a result of our new commercial strategy and sales force realignment that went into effect during the fourth quarter of 2012. These cost decreases were partially offset by a $0.1 million increase in marketing research and direct marketing.
General and administrative. General and administrative expense for the three months ended June 30, 2013 totaled approximately $1.9 million, representing a decrease of approximately $0.2 million, or 13.6%, over the $2.1 million incurred in the three months ended June 30, 2012. The decrease was primarily due to decreased consulting fees as well as inventory donations made during 2012.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2013 totaled approximately $0.3 million, representing an increase of approximately $0.2 million, over the $0.1 million incurred in the three months ended June 30, 2012. The increase was primarily due to increased capitalized patents and capitalized patent defense costs.
Income tax benefit (expense). Income tax benefit for the three months ended June 30, 2013 totaled approximately $0.5 million, representing a decrease in expense of approximately $0.7 million, over the same period in 2012. As a percentage of (loss) income before income taxes, the income tax benefit was 41.7% for the three months ended June 30, 2013 compared to income tax expense of 13.2% for the three months ended June 30, 2012 . The tax rate percentage in 2012 was impacted by the recognition of approximately $0.5 million of tax benefits for previously recognized compensation expense associated with certain incentive stock options that were exchanged for shares of restricted stock in 2012. In prior years, we did not recognize a tax benefit for the incentive stock options because the compensation expense was not deductible for tax purposes. Expense associated with restricted stock is generally deductible for tax purposes in the year the restrictions lapse. Therefore, when the incentive stock options were exchanged for restricted stock during 2012, the previously recognized compensation expense became deductible for tax purposes, and a tax benefit was recognized in the condensed consolidated financial statements.

As of June 30, 2013, we have approximately $48.6 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012
Net revenues. Net revenues for the six months ended June 30, 2013 decreased to approximately $17.3 million compared to $22.6 million for the six months ended June 30, 2012, representing a decrease of approximately $5.3 million or 23.4%. The total net revenues were impacted by decreases in Acetadote product revenue of $5.7 million and decreases of Kristalose product revenue of $0.2 million. These decreases were partially offset by an increase in Caldolor product revenue of $0.7 million.
The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.
The $5.7 million decrease in Acetadote net revenue was a result of decreased sales volume of the branded Acetadote product largely as a result of generic competition during 2013. However, Acetadote product revenue for the six months ended June 30, 2013, also includes $5.0 million in revenue resulting from sales of the authorized generic distributed by Perrigo.

We recognized $0.6 million and $0.7 million in the six months ended June 30, 2013 and 2012, respectively, of other revenue as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 13.1% during the six months ended June 30, 2013 compared to 8.6% during the six months ended June 30, 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2013 totaled approximately $7.2 million, compared to $10.5 million for the six months ended June 30, 2012, representing a decrease of approximately $3.3 million, or 31.1%. The decrease was driven by $3.5 million in decreased salaries, benefits and other selling expenses. These reductions were primarily a result of our new commercial strategy and sales force realignment that went into effect during the fourth quarter of 2012. These cost decreases were partially offset by a $0.2 million increase in marketing research and direct marketing.
General and administrative. General and administrative expense for the six months ended June 30, 2013 totaled approximately $4.4 million, which was consistent with the $4.4 million incurred during the six months ended June 30, 2012.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2013 totaled approximately $0.4 million , representing an increase of approximately $0.2 million, over the $0.2 million incurred in the six months ended June 30, 2012. The increase was primarily due to increased capitalized patents and capitalized patent defense costs.

Income tax expense. Income tax expense for the six months ended June 30, 2013 totaled approximately $0.1 million, representing a decrease of approximately $0.4 million over the $0.5 million for the six months ended June 30, 2012. As a percentage of income before income taxes, income tax expense was 33.3% for the six months ended June 30, 2013 compared to 20.2% for the six months ended June 30, 2012. The tax rate percentage in 2012 was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the six months ended June 30, 2013 and 2012, we generated $1.8 million and $3.2 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
During 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At June 30, 2013 and December 31, 2012, we had a total of approximately $19.5 million and $16.7 million invested in marketable securities.
As of June 30, 2013 and December 31, 2012, our cash and cash equivalents, including marketable securities, totaled $69.2 million and $71.0 million, respectively. Our working capital (current assets minus current liabilities) as of June 30, 2013 and December 31, 2012, totaled $76.3 million and $79.2 million, respectively. We had current ratios (current assets to current liabilities) of 13.5x and 10.8x, respectively at June 30, 2013 and December 31, 2012. As of June 30, 2013, we also had approximately $4.1 million available on our line of credit.

The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,792	$3,245
Investing activities	(4,789)	(18,909)
Financing activities	(1,688)	(2,662)
Net decrease in cash and cash equivalents (1)	$(4,685)	$(18,326)

(1)	The sum of the individual amounts may not agree due to rounding.
The net decrease in cash and cash equivalents for the six months ended June 30, 2013 was attributable to the net investment of $2.9 million of our cash reserves in certain government and government-backed securities, as previously noted. We continue to repurchase shares of our common stock, totaling $3.2 million during the period. These decreases were offset by $0.2 million in net income.
The net decrease in cash and cash equivalents for six months ended June 30, 2012 was attributable to the investment of $18.2 million of our cash reserves in certain government and government-backed securities, as previously noted. We continued to repurchase shares of our common stock, totaling $3.6 million during the period. These decreases were offset by $2.2 million in net income.
As of June 30, 2013, we have approximately $48.6 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2013 and 2012, we did not engage in any off-balance sheet arrangements.
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
The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.2% at June 30, 2013). As of June 30, 2013, we had outstanding borrowings of approximately $5.9 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by less than $0.1 million.
Exchange Rate Risk
While we operate primarily in the United States, some of our research and development is performed abroad. As of June 30, 2013, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 30 days based on invoice terms. Foreign currency exchange gains and losses were not significant for the six months ended June 30, 2013 and 2012. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

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
In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026 which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC ("Paddock") and Mylan Institutional LLC challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the 356 Acetadote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock and Perrigo Company ("Perrigo"). On May 20, 2012, we received a Paragraph IV certification notice from Sagent Agila LLC challenging the 356 Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the 356 Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo. On August 9, 2012, the Company filed a lawsuit for infringement of the 356 Acetadote Patent against Perrigo in the United States District Court for the Northern District of Illinois, Eastern Division.
On November 12, 2012, we entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with each of Paddock and Perrigo involving the 356 Acetadote Patent. Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, if a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party has made such generic version available for purchase in commercial quantities in the United States, we will supply Perrigo with an authorized generic version of our Acetadote product (the “Authorized Generic”).
By statute, where the Paragraph IV certification is to a patent timely listed before an Abbreviated New Drug Application (“ANDA”) is filed, a company has 45 days to institute a patent infringement lawsuit during which period the FDA may not approve another application. In addition, such a lawsuit for patent infringement filed within such 45-day period may stay, or bar, the FDA from approving another product application for two and a half years or until a district court decision that is adverse to the asserted patents, whichever is earlier. On May 18, 2012, we requested the aforementioned bar or stay in connection with the filing of the three lawsuits on May 17, 2012. The aforementioned bar or stay may or may not be available to us with respect to the remaining lawsuits.

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
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we have received separate Paragraph IV certification notices from Perrigo and Sagent Pharmaceuticals, Inc. challenging the 445 Acetadote Patent on the basis of non-infringement.
On June 10, 2013, we announced that the FDA approved updated labeling for Acetadote and we also became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in the United States District Court for the District of Delaware.
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
The following table summarizes the purchase of equity securities by the Company during the three months ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	104,060	$5.06	104,060	$7,934,305
May	80,391	4.92	80,391	7,539,014
June	58,934	5.06	58,934	7,240,900
Total	243,385		243,385

(1)	In January 2013, our Board of Directors modified the repurchase plan for an additional purchase of up to $10.0 million of our outstanding common stock, in addition to the amounts previously purchased.

Item 6. Exhibits

No.	Description

10.7.1†
First Amendment to Exclusive Distribution Agreement, effective as of March 31, 2013, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on June 3, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from Exhibit 10.7.1 and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: August 9, 2013	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer