Form 10-Q
period 2013-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2013-11-06
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common stock, no par value	18,105,750

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$46,011,203	$54,349,381
Marketable securities	19,163,442	16,686,136
Accounts receivable, net of allowances	4,194,415	6,017,201
Inventories	5,435,613	6,218,355
Other current assets	3,465,791	3,961,169
Total current assets	78,270,464	87,232,242
Property and equipment, net	975,016	1,188,914
Intangible assets, net	11,235,866	9,476,798
Other assets	1,429,951	695,777
Total assets	$91,911,297	$98,593,731
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,272,018	$2,790,554
Other current liabilities	3,139,884	5,264,806
Total current liabilities	5,411,902	8,055,360
Revolving line of credit	4,859,951	4,359,951
Other long-term liabilities	707,062	611,933
Total liabilities	10,978,915	13,027,244
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 18,157,957 and 18,937,107 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	63,203,085	67,197,167
Retained earnings	17,894,903	18,499,154
Total shareholders’ equity	81,097,988	85,696,321
Noncontrolling interests	(165,606)	(129,834)
Total equity	80,932,382	85,566,487
Total liabilities and equity	$91,911,297	$98,593,731
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$6,528,575	$12,531,719	$23,867,795	$35,154,871
Costs and expenses:
Cost of products sold	1,030,943	921,862	3,294,411	2,873,417
Selling and marketing	3,410,205	4,914,551	10,626,193	15,387,068
Research and development	1,440,584	1,696,592	4,276,206	4,653,957
General and administrative	1,958,629	1,890,849	6,389,569	6,303,392
Amortization	202,982	128,702	610,677	371,928
Total costs and expenses	8,043,343	9,552,556	25,197,056	29,589,762
Operating (loss) income	(1,514,768)	2,979,163	(1,329,261)	5,565,109
Interest income	20,350	107,719	161,709	256,074
Interest expense	(24,286)	(17,222)	(62,721)	(56,369)
(Loss) income before income taxes	(1,518,704)	3,069,660	(1,230,273)	5,764,814
Income tax benefit (expense)	686,209	(1,207,504)	590,250	(1,752,563)
Net (loss) income	(832,495)	1,862,156	(640,023)	4,012,251
Net loss at subsidiary attributable to noncontrolling interests	12,553	7,338	35,772	24,741
Net (loss) income attributable to common shareholders	$(819,942)	$1,869,494	$(604,251)	$4,036,992
Earnings (loss) per share attributable to common shareholders
- basic	$(0.04)	$0.10	$(0.03)	$0.20
- diluted	$(0.04)	$0.10	$(0.03)	$0.20
Weighted-average shares outstanding
- basic	18,233,407	19,432,715	18,420,465	19,737,216
- diluted	18,233,407	19,670,741	18,420,465	19,969,051

Comprehensive (loss) income	$(832,495)	$1,862,156	$(640,023)	$4,012,251
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(640,023)	$4,012,251
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	917,012	664,369
Deferred tax benefit	(76,332)	—
Share-based compensation	480,806	556,704
Excess tax expense (benefit) derived from exercise of stock options	511,908	(2,176,222)
Noncash interest expense	12,038	16,050
Noncash investment losses (gains)	135,296	(99,286)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,822,786	1,615,435
Inventory	782,742	(1,736,947)
Other current assets and other assets	(177,754)	(1,228,382)
Accounts payable and other current liabilities	(2,942,455)	4,178,708
Other long-term liabilities	112,737	(655,201)
Net cash provided by operating activities	938,761	5,147,479
Cash flows from investing activities:
Additions to property and equipment	(92,435)	(293,693)
Purchases of marketable securities	(4,371,508)	(18,849,492)
Proceeds from sale of marketable securities	1,758,906	389,302
Additions to intangible assets	(2,600,266)	(1,621,100)
Net cash used in investment activities	(5,305,303)	(20,374,983)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	500,000	(500,000)
Exercise of stock options	(41,292)	580,101
Excess tax (expense) benefit derived from exercise of stock options	(511,908)	2,176,222
Repurchase of common shares	(3,918,436)	(6,826,394)
Net cash used in financing activities	(3,971,636)	(4,570,071)
Net decrease in cash and cash equivalents	(8,338,178)	(19,797,575)
Cash and cash equivalents at beginning of period	54,349,381	70,599,146
Cash and cash equivalents at end of period	$46,011,203	$50,801,571
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$230,522	$95,272
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2012	18,937,107	$67,197,167	$18,499,154	$(129,834)	$85,566,487
Share-based compensation	12,643	477,554	—	—	477,554
Exercise of options and related tax benefit	36,758	(553,200)	—	—	(553,200)
Repurchase of common shares	(828,551)	(3,918,436)	—	—	(3,918,436)
Net loss	—	—	(604,251)	(35,772)	(640,023)
Balance, September 30, 2013	18,157,957	$63,203,085	$17,894,903	$(165,606)	$80,932,382
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company, have been prepared on a basis consistent with the December 31, 2012 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and nine months ended September 30, 2013 and 2012.
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
Reclassifications
Beginning in 2013, the Company reflects all amortization expense of intangible assets in Amortization in the condensed consolidated statements of operations and comprehensive income (loss). A portion of these amounts were previously included as a component of General and Administrative. The 2012 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation in 2013.
(2) MARKETABLE SECURITIES

The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2013 and December 31, 2012, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$2,838,754	$—	$2,838,754	$2,473,596	$—	$2,473,596
U.S. Agency issued mortgage-backed securities – variable rate	—	3,136,389	3,136,389	—	3,708,920	3,708,920
U.S. Agency notes and bonds – fixed rate	—	1,494,792	1,494,792	—	1,505,177	1,505,177
SBA loan pools – variable rate	—	1,818,507	1,818,507	—	1,988,443	1,988,443
Municipal bonds – VRDN	9,875,000	—	9,875,000	7,010,000	—	7,010,000
Total fair value of marketable securities	$12,713,754	$6,449,688	$19,163,442	$9,483,596	$7,202,540	$16,686,136

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012
Numerator:
Net (loss) income attributable to common shareholders	$(819,942)	$1,869,494
Denominator:
Weighted-average shares outstanding – basic	18,233,407	19,432,715
Dilutive effect of other securities	—	238,026
Weighted-average shares outstanding – diluted	18,233,407	19,670,741

	Nine months ended September 30,
	2013	2012
Numerator:
Net (loss) income attributable to common shareholders	$(604,251)	$4,036,992
Denominator:
Weighted-average shares outstanding – basic	18,420,465	19,737,216
Dilutive effect of other securities	—	231,835
Weighted-average shares outstanding – diluted	18,420,465	19,969,051

As of September 30, 2013 and 2012, restricted stock awards and options to purchase 554,029 and 271,256 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Products:
Acetadote	$3,770,302	$9,802,744	$15,169,270	$26,923,996
Kristalose	2,207,586	2,376,231	6,365,879	6,773,287
Caldolor	484,651	295,011	1,510,622	604,414
Other	66,036	57,733	822,024	853,174
Total net revenues	$6,528,575	$12,531,719	$23,867,795	$35,154,871
As part of the November 12, 2012, Settlement Agreement with Paddock Laboratories, LLC and Perrigo Company ("Perrigo"), the Company supplies Perrigo with an authorized generic version of the Company's Acetadote product. Acetadote product revenue includes the Company's share of revenue from sales of the authorized generic distributed by Perrigo, with those revenues totaling $1.9 million and $7.0 million for the three and nine months ended September 30, 2013.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

Other Revenues
During 2013, the Company entered into five new agreements with international partners for commercialization of certain of the Company's products into additional international territories and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd ("Harbin Gloria"), a Chinese pharmaceutical company, to extend its territory. As a result of the new and amended agreements, the Company recognized approximately $0.6 million of non-refundable up-front payments as other revenue in the condensed consolidated statement of income during the during the first half of 2013.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the licensing agreements, the Company is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The agreements provide for up to $0.5 million in milestone payments related to regulatory approvals and up to $3.7 million in milestone payments related to total and annual product sales. As of September 30, 2013, the Company has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. During 2012, the Company received nonrefundable, up-front payments totaling approximately $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized these payments as other revenue during the first six months of 2012 when the intellectual property was provided to the licensee. The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. In addition, the Company will receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of September 30, 2013, the Company has not recognized any revenue related to milestones associated with Harbin Gloria.
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
Caldolor inventory represented the majority of net inventory on hand at September 30, 2013 and December 31, 2012, and has varying expiration dates that begin in the second quarter of 2014 and extend through January 2015. The Company has provided stability data to the Food and Drug Administration ("FDA") supporting that the Caldolor product expiration dates may be extended by up to a year. The Company expects a decision from the FDA by the end of January 2014. Through September 30, 2013 and December 31, 2012, the Company has recognized charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.5 million. If actual Caldolor sales in future periods are less than projected sales, or the Company is not successful in extending the Caldolor expiration dates, the Company will incur additional obsolescence losses.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

As of September 30, 2013 and December 31, 2012, inventory was comprised of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,116,625	$1,310,670
Finished goods	4,318,988	4,907,685
Total	$5,435,613	$6,218,355
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the first nine months of 2013 and 2012, the Company repurchased 828,551 shares and 1,029,414 shares of common stock for approximately $3.9 million and $6.8 million, respectively.
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
As of September 30, 2013, the Company had outstanding borrowings of approximately 4.9 million under its revolving credit facility. Given the amounts outstanding and the maximum loan amount, the balance available for borrowing under the revolving credit facility was $5.1 million as of September 30, 2013. The interest rate related to borrowings under the Company's revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.2% at September 30, 2013).
Under the Agreement, the Company is subject to certain financial covenants including, but not limited to, maintaining a Leverage Ratio and Interest Coverage Ratio, as those terms are defined in the Agreement, that are determined on a quarterly basis. As of September 30, 2013, the Company is in compliance with all covenants.
In March 2013, the Company and its primary lender amended certain provisions of the Agreement related to the repurchase of the Company's common stock. Previously, the Agreement allowed the Company to expend $10 million for share repurchases over the term of the Agreement. The amendment allows the Company $10 million for share repurchases from March 1, 2013, through the remaining term of the Agreement.
(7) INCOME TAXES
At September 30, 2013, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $49.2 million. These benefits will be recognized in the year in which they are able to reduce current income taxes payable. The usage of these net operating loss carryforwards resulted in the Company paying minimal income taxes in 2009 through 2012.
(8) COLLABORATIVE AGREEMENTS
We are a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined that these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(unaudited)

the condensed consolidated statements of income. Funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of operations and comprehensive income (loss).

(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012 and 2013, that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company intends to vigorously defend and protect its Acetadote product and related intellectual property rights, has filed lawsuits to contest the infringement of the Acetadote patents and continues to evaluate the potential outcomes of the lawsuits.
If the Company is unable to successfully defend the Acetadote patents and related intellectual property rights associated with its Acetadote product, its financial condition and results of operations could be adversely affected in the event of a loss of patent rights and lower sales volumes due to competition.
(10) SUBSEQUENT EVENTS
Pernix Therapeutics agreement
On October 28, 2013 the Company and Pernix Therapeutics, LLC (“Pernix”) announced an agreement for the promotion of Omeclamox-Pak® covering the United States. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It is the first FDA approved triple combination medication to contain omeprazole as the proton pump inhibitor and is prescribed over a shortened treatment period of ten days.
Under the terms of the agreement, the Company will promote the product to gastroenterologists across the United States through its field sales force which also promotes its Kristalose brand. Pernix will promote the product through its specialty sales force focusing on select primary care physicians. The companies will cooperate in the marketing and other activities needed to support the commercialization of the brand.

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
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, for the treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, and Hepatoren®(ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised more than 60 sales representatives and managers as of September 30, 2013.
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

•
Expand our product portfolio by acquiring rights to additional products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary products. We focus on under-promoted, FDA-

approved drugs ("FDA" or "Food and Drug Administration") as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to the risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable trademarks or other intellectual property, and allow us to leverage our existing infrastructure. We also plan to explore opportunities to seek approval for new uses of existing pharmaceutical products.

•
Expand our global presence through select international partnerships. We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.

•
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
The primary endpoint of the study was to assess the area under the change in temperature versus time curve from baseline to two hours after the start of the initial dose of the study drug. In the two hours following dosing, pediatric patients receiving intravenous ibuprofen experienced a greater temperature reduction compared to patients receiving acetaminophen, p=0.012; therefore meeting the primary endpoint of the study.
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
Caldolor Follow-Up Knee Arthroscopy Study
In February 2013, we announced favorable top-line results from a pilot clinical study evaluating the safety and analgesic efficacy of Caldolor (ibuprofen) Injection compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. A follow-up, larger, multi-center study has been initiated to further study the safety and analgesic efficacy of Caldolor (ibuprofen) Injection compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. One hundred patients are to be enrolled across three U.S. medical centers.
Caldolor Poster Presentations
Posters with data from three Caldolor studies were presented at the Annual Meeting of the American Society of Anesthesiologists in San Francisco in October 2013. The poster presentations were presented by Dr. Alberto Uribe, Post-Doctoral Researcher, Department of Anesthesiology, Wexner Medical Center at the Ohio State University.

A poster entitled "Multicenter, Open-label Surveillance Trials to Evaluate the Safety and Efficacy of a Shortened Infusion Time of Intravenous Ibuprofen" was presented. Two registry studies made up this presentation. In the first registry study eligible patients were enrolled to receive one of two dose strengths (400 mg for treatment of fever, 800 mg for treatment of pain) of intravenous ibuprofen for up to a 24-hour dosing period. One hundred fifty patients from 13 clinical sites were enrolled in this study. Intravenous ibuprofen reduced fever and pain and the shortened infusion time was well tolerated.
The second registry study was a phase IV multi-center, open-label surveillance clinical study to assess the safety of ibuprofen administered intravenously over five to ten minutes to adult hospitalized patients undergoing surgical procedures. Eligible patients were enrolled to receive 800 mg of intravenous ibuprofen administered at induction of anesthesia and could continue Caldolor therapy for up to 24 hours. Three hundred patients from 21 clinical sites were enrolled in this study. The shortened infusion time was well tolerated.
Another poster presentation was entitled "A Pilot Study to Determine the Efficacy of Intravenous Ibuprofen for Pain Control Following Arthroscopic Knee Surgery." This study was conducted at the Ohio State University Medical Center. The study enrolled fifty-one patients and the results indicate, compared to patients receiving ketorolac, patients receiving intravenous ibuprofen experienced less postoperative pain prior to discharge. Patients receiving Caldolor also needed fewer narcotics and were less likely to require narcotics prior to discharge. This data supports the benefits of using Caldolor in a pre-emptive model of multimodal analgesia.
Acetadote®
Acetadote Patent Challenge Update
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA. In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompasses the Acetadote formulation and includes composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc. ("InnoPharma"), Paddock Laboratories, LLC, Mylan Institutional LLC, Sagent Agila LLC ("Sagent") and Perrigo Company ("Perrigo") challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. We responded by filing five separate infringement lawsuits to contest each of the challenges.
On November 12, 2012, we entered into a settlement agreement with Paddock Laboratories, LLC and Perrigo to resolve the challenges and the pending litigation with those two companies. The remaining infringement suits are currently pending.
On November 13, 2012, we brought suit against the FDA contesting the FDA's decision to approve the InnoPharma generic.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we received separate Paragraph IV certification notices from Perrigo, Sagent Pharmaceuticals, Inc., and Mylan Institutional LLC challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
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
On September 30, 2013, the United States District Court for the District of Columbia filed an opinion granting a summary judgment in favor of the FDA regarding Cumberland’s November 13, 2012 suit.  On November 1, 2013, the United States District Court for the District of Delaware filed opinions granting Sagent’s and InnoPharma’s motions to dismiss our May 2012 and June 2012 suits. We are considering our legal options and intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights.

International Licensing Agreements
During the first quarter of 2013, we entered into three separate agreements with international partners for commercialization of certain of our products into additional international territories. One of the three agreements was with an India-based Company that will register and commercialize Caldolor® (ibuprofen) Injection in India and several adjacent countries. Another agreement was with an Indonesia-based Company that will register and commercialize Caldolor throughout Indonesia. A third agreement was with a Qatar-based Company that will register and commercialize Caldolor, Acetadote® (acetylcysteine) Injection and Kristalose® (lactulose) within the greater Arabian Peninsula market.
During the second quarter of 2013, we entered into two additional agreements for the registration and commercialization of Caldolor outside the United States. The first agreement was with a Spanish-based company for a territory that includes Spain, Portugal, Argentina, Chile, Brazil, Ecuador, Peru, and Uruguay. The second agreement was with an Indonesian-based company and includes a territory of Singapore, Thailand, Vietnam, Cambodia, Laos, Brunei and the Philippines.
Also during the second quarter, we amended our agreement with Harbin Gloria Pharmaceuticals (“Gloria”) for the registration and commercialization of Caldolor and Acetadote in China by extending the territory to include Hong Kong and Macau. During the third quarter, we entered into an agreement with Gloria for their participation in Cumberland Emerging Technologies Inc. (“CET”). Gloria will purchase shares in CET in exchange for rights to CET products for the Chinese market.
The commercialization agreements entered into during 2013, provide that each of the partners, are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. We maintain responsibility for the intellectual property and product formulations. With the exception of one partner, we will maintain responsibility for the development and manufacturing and will provide finished product for sale. Under the licensing agreements, we are entitled to receive upfront and milestone payments upon the achievement of defined regulatory approvals and sales milestones.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Net revenues. Net revenues for the three months ended September 30, 2013 decreased to approximately $6.5 million compared to $12.5 million for the three months ended September 30, 2012. The decline was attributable to a decrease in Acetadote product revenue of $6.0 million. An increase in Caldolor product revenue of $0.2 million was offset by a decrease in Kristalose product revenue of $0.2 million.
The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.
The decrease in Acetadote net revenue was due to decreased sales volume of the branded Acetadote product largely as a result of generic competition during 2013. Generic competition may continue to place downward pressure on our branded Acetadote product sales. Our Acetadote product revenue for the three months ended September 30, 2013 also included $1.9 million in sales of the authorized generic distributed by Perrigo.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 15.8% during the three months ended September 30, 2013 compared to 7.4% during the three months ended September 30, 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the three months ended September 30, 2013 totaled approximately $3.4 million, compared to $4.9 million in the three months ended September 30, 2012, representing a decrease of approximately $1.5 million, or 30.6%. The decrease was driven by $1.6 million in decreased salaries, benefits and other selling expenses. These reductions were primarily a result of our new commercial strategy and sales force realignment that went into effect during the fourth quarter of 2012.
Research and development. Research and development costs for the three months ended September 30, 2013 totaled approximately $1.4 million, compared to $1.7 million in the three months ended September 30, 2012, representing a decrease of approximately $0.3 million, or 15.1%. The decrease is a result of lower study costs in 2013 compared to 2012.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2013 totaled approximately $0.2 million, representing an increase of approximately $0.1 million over the three months ended September 30, 2012. The increase was primarily due to increased capitalized patents and capitalized patent defense costs.
Income tax benefit (expense). Income tax benefit for the three months ended September 30, 2013 totaled approximately $0.7 million, representing a decrease in expense of approximately $1.9 million, from the same period in 2012. As a percentage of (loss) income before income taxes, the income tax benefit was 45.2% for the three months ended September 30, 2013 compared to an income tax expense of 39.3% for the three months ended September 30, 2012. The tax rate for the three months ended September 30, 2013 was impacted positively by the reinstatement of the U.S. research and development tax credit during 2013.

As of September 30, 2013, we have approximately $49.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Net revenues. Net revenues for the nine months ended September 30, 2013 decreased approximately $11.3 million compared to the nine months ended September 30, 2012. The decline in net revenues was attributable to decreases in Acetadote product revenue of $11.8 million and decreases of Kristalose product revenue of $0.4 million. These decreases were partially offset by an increase in Caldolor product revenue of $0.9 million.
The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.
The decrease in Acetadote net revenue was a result of decreased sales volume of the branded Acetadote product largely as a result of generic competition during 2013. Our Acetadote product revenue for the nine months ended September 30, 2013 also included $7.0 million in sales of the authorized generic distributed by Perrigo.

We recognized $0.8 million of other revenue in both the nine months ended September 30, 2013 and 2012, primarily as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 13.8% during the nine months ended September 30, 2013 compared to 8.2% during the nine months ended September 30, 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2013 totaled approximately $10.6 million, compared to $15.4 million for the nine months ended September 30, 2012. The $4.8 million decrease was driven by $5.2 million in decreased salaries, benefits and other selling expenses. These reductions were primarily a result of our new commercial strategy and sales force realignment that went into effect during the fourth quarter of 2012. These cost decreases were partially offset by a $0.4 million increase in marketing research and direct marketing.
Research and development. Research and development costs for the nine months ended September 30, 2013 totaled approximately $4.3 million, compared to $4.7 million in the nine months ended September 30, 2012, representing a decrease of approximately $0.4 million, or 8.1%. The decrease is a result of lower study costs in 2013 compared to 2012.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2013 totaled approximately $0.6 million, representing an increase of approximately $0.2 million compared to the nine months ended September 30, 2012. The increase was primarily due to increased capitalized patents and capitalized patent defense costs.

Income tax expense. Income tax benefit for the nine months ended September 30, 2013 totaled approximately $0.6 million, representing a decrease in expense of $2.3 million from the $1.8 million of income tax expense for the same period of 2012. As a percentage of income before income taxes, the income tax benefit was 48.0% for the nine months ended September 30, 2013 compared to 30.4% for the nine months ended September 30, 2012. The tax rate for the nine months ended September 30, 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013.
The tax rate percentage in 2012 was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the nine months ended September 30, 2013 and 2012, we generated $0.9 million and $5.1 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
During 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At September 30, 2013 and December 31, 2012, we had a total of approximately $19.2 million and $16.7 million invested in marketable securities.

The following table summarizes our liquidity and working capital as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$46,011,203	$54,349,381
Marketable securities	19,163,442	16,686,136
Total cash, cash equivalents and marketable securities	$65,174,645	$71,035,517

Working capital (current assets less current liabilities)	$72,858,562	$79,176,882
Current ratio (multiple of current assets to current liabilities)	14.5	10.8

Revolving line of credit availability	$5,140,049	$5,640,049
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2013 and September 30, 2012:

	Nine months ended September 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$938,761	$5,147,479
Investing activities	(5,305,303)	(20,374,983)
Financing activities	(3,971,636)	(4,570,071)
Net decrease in cash and cash equivalents	$(8,338,178)	$(19,797,575)

The net decrease in cash and cash equivalents for the nine months ended September 30, 2013 was partly attributable to the net investment of $2.6 million of our cash reserves in certain government and government-backed securities, as previously noted. In addition, we continue to repurchase shares of our common stock, totaling $3.9 million during the period. The year-to-date net loss of $0.6 million also contributed to the net decrease.
The net decrease in cash and cash equivalents for the nine months ended September 30, 2012 was primarily attributable to the investment of $18.5 million of our cash reserves in certain government and government-backed securities. We repurchased shares of our common stock totaling $6.8 million during the period. These decreases were partially offset by $4.0 million in net income.
As of September 30, 2013, we have approximately $49.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

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
The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.2% at September 30, 2013). As of September 30, 2013, we had outstanding borrowings of approximately $4.9 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by less than $0.1 million.
Exchange Rate Risk
While we operate primarily in the United States, some of our research and development is performed abroad. As of September 30, 2013, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 30 days based on invoice terms. Foreign currency exchange gains and losses were not significant for the nine months ended September 30, 2013 and 2012. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

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
In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc., Paddock Laboratories, LLC ("Paddock") and Mylan Institutional LLC challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. On May 17, 2012, we responded to the Paragraph IV certification notices by filing three separate lawsuits for infringement of the 356 Acetadote Patent. The first lawsuit was filed against Mylan Institutional LLC and Mylan Inc. ("Mylan") in the United States District Court for the Northern District of Illinois, Eastern Division. The second lawsuit was filed against InnoPharma, Inc. in the United States District Court for the District of Delaware. The third lawsuit was also filed in the United States District Court for the District of Delaware against Paddock and Perrigo Company ("Perrigo"). On May 20, 2012, we received a Paragraph IV certification notice from Sagent Agila LLC challenging the 356 Acetadote Patent. On June 26, 2012, we filed a lawsuit for infringement of the 356 Acetadote Patent against Sagent Agila LLC and Sagent Pharmaceuticals, Inc. ("Sagent") in the United States District Court for the District of Delaware. On July 9, 2012, we received a Paragraph IV certification notice from Perrigo. On August 9, 2012, we filed a lawsuit for infringement of the 356 Acetadote Patent against Perrigo in the United States District Court for the Northern District of Illinois, Eastern Division.
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
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we have received separate Paragraph IV certification notices from Perrigo, Sagent, and Mylan challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
On June 10, 2013, we became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in the United States District Court for the District of Delaware.
On June 10, 2013, we announced that the FDA approved updated labeling for Acetadote. The new labeling revises the product's indication and offers new dosing guidance for specific patient populations.
On September 30, 2013, the United States District Court for the District of Columbia filed an opinion granting a Summary Judgment in favor of the FDA regarding Cumberland’s November 13, 2012 suit.  On November 1, 2013, the United States District Court for the District of Delaware filed opinions granting Sagent’s and InnoPharma’s motions to dismiss our May 2012 and June 2012 suits. We are considering our legal options and intend to continue to vigorously defend and protect our Acetadote product and related intellectual property.
We also have additional patent applications relating to Acetadote which are pending with the USPTO and may or may not be issued. As noted, we intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights. If we are unsuccessful in protecting our Acetadote intellectual property rights, our competitors may be able to introduce products into the marketplace that reduce the sales and market share of our Acetadote product which may require us to take measures such as reducing prices or increasing our marketing expense, any of which may result in a material adverse effect to our financial condition and results of operations.

We have a U.S. patent for Caldolor, and some related international patents, which are directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and if a competitor were to develop a sufficiently distinct formulation, it could develop and seek FDA approval for another ibuprofen product that competes with Caldolor. Upon receipt of FDA approval in June 2009, we received three years of marketing exclusivity for Caldolor. As our marketing exclusivity has expired, a competitor with a generic form of injectable ibuprofen could enter the market.

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
The following table summarizes our purchase of Cumberland equity securities during the three months ended September 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	49,776	$5.50	49,776	$6,967,330
August	39,955	4.89	39,955	6,772,130
September	62,269	4.61	62,269	6,484,766
Total	152,000		152,000

(1)	In January 2013, our Board of Directors modified the repurchase plan for an additional purchase of up to $10.0 million of our outstanding common stock, in addition to the amounts previously purchased.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: November 6, 2013	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer