Form 10-K
period 2013-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2014-03-11
CIK 1087294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
of

CUMBERLAND PHARMACEUTICALS INC.
A Tennessee Corporation
IRS Employer Identification No. 62-1765329
Commission file number 001-33637

2525 West End Avenue, Suite 950
Nashville, Tennessee 37203
(615) 255-0068

Cumberland Pharmaceuticals Inc. Common Stock, no par value, shares are registered pursuant to Section 12(b) of the Act and are listed on the Nasdaq Global Select Market.

Cumberland Pharmaceuticals Inc. is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Cumberland Pharmaceuticals Inc. is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Cumberland Pharmaceuticals Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Cumberland Pharmaceuticals Inc. has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cumberland Pharmaceuticals Inc. is an accelerated filer as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

The aggregate market value of common stock held by non-affiliates as of June 30, 2013 was $51,343,000. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 3, 2014 was 17,878,619.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2014 annual meeting of shareholders.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

2

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised approximately 60 sales representatives and managers as of December 31, 2013.
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning,

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever,

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation,

•	Omeclamox®-Pak, triple therapy combination medication for Helicobacter pylori (H. pylori) infection and duodenal ulcer disease,

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of hepatorenal syndrome.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, in-licensing and out-licensing opportunities. Our product development team develops proprietary product formulations, manages our clinical trials, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture and release of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
Our strategy includes maximizing the potential of our existing products and selectively expanding our portfolio of differentiated products. We market four products approved for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, which Cumberland has the opportunity to commercialize.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission, (“SEC”). These filings are also available to the public at www.sec.gov.

PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed following FDA approval in 2004; new formulation FDA approved in 2011.
Caldolor®	Pain and Fever	Marketed following FDA approval in 2009.
Kristalose®	Chronic and Acute Constipation	Marketed by us since 2006.
Omeclamox®-Pak	H. pylori infection and duodenal ulcer disease	Marketed by us since January 1, 2014.
Hepatoren®	Hepatorenal Syndrome	In Phase II clinical development.
Acetadote
Acetadote is an intravenous formulation of N-acetylcysteine, or ("NAC"), indicated for the treatment of acetaminophen poisoning. Acetadote, which has been available in the United States since Cumberland's 2004 introduction of the product, is currently used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen continues to be the leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
Originally approved in January 2004, Acetadote received U.S. Food and Drug Administration ("FDA") approval as an orphan drug, which provided seven years of marketing exclusivity from the date of approval. In connection with the FDA's approval of Acetadote, we committed to certain post-marketing activities for the product. Our first Phase IV commitment (pediatric) was completed in 2004 and resulted in the FDA's 2006 approval of expanded labeling for Acetadote for use in pediatric patients. Our second Phase IV commitment (clinical) was completed in 2006 and resulted in further revised labeling for the product with FDA approval of additional safety data in 2008. We completed our third and final Phase IV commitment (manufacturing) for Acetadote in 2010, which culminated in the approval and launch of a new, next generation formulation of the product.
In October 2010, we submitted a supplemental new drug application (“sNDA”) to the FDA for approval of the new formulation of Acetadote designed to replace our original formulation. The new formulation, which is the result of the aforementioned Phase IV commitment, contains no ethylene diamine tetracetic acid ("EDTA") or other stabilization agent, chelating agent or preservative. In January 2011, we received FDA approval and commenced U.S. launch activities for this new Acetadote formulation. The original formulation has been removed from FDA reference materials and we no longer manufacture it. In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompasses the Acetadote formulation and includes composition of matter claims. The 356 Acetadote Patent will expire in May 2026.
In March 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. The 445 Acetadote Patent will expire in August 2025.
On February18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which is assigned to us. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. Following its issuance, the 061 Acetadote Patent was listed in the FDA Orange Book. The 061 Acetadote Patent is scheduled to expire in August 2025. We are continuing to seek additional claims to protect our intellectual property associated with Acetadote.

On February 24, 2014, we received a Notice of Allowance from the USPTO for a patent relating to the use of the Acetadote formulation to treat patients with acetaminophen overdose. The new patent will include claims regarding the administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection, and is scheduled to expire in April 2032.
On November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. That product, with the formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, around the end of 2012. On January 7, 2013, Perrigo announced initial distribution of our authorized generic acetylcysteine injection product. Both Acetadote and our authorized generic utilize the new, EDTA-free formulation which accounted for significant market share in 2013.
Acetadote Labeling Update
In June 2013, we announced that the FDA has approved updated labeling for Acetadote. The new labeling revises the product's indication and offers new dosing guidance for specific patient populations. The new indication states, "Acetadote is an antidote for acetaminophen overdose indicated to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen." The product's previous indication included the qualifying phrase, "administered intravenously within 8 to 10 hours," which was originally intended to impress the urgency for early treatment. This phrase has been removed to avoid any potential confusion concerning efficacy when administration within that time period is not possible.
In addition, specific dosing guidance is now included for patients weighing over 100 kg. New language has also been added to alert health care providers that in certain clinical situations, therapy should be extended for some patients.
Supplemental New Drug Application for Acetadote
In the first quarter of 2010, we submitted an application to the FDA for the use of Acetadote in patients with non-acetaminophen acute liver failure. This sNDA included data from a clinical trial led by investigators at the University of Texas Southwestern Medical Center indicating that early-stage acute liver failure patients treated with Acetadote have a significantly improved chance of survival without a transplant and that these patients can also survive a significant number of days longer without transplant. In December 2010, the FDA issued a Complete Response Letter indicating that it had completed its review of the application and identified additional items that must be addressed prior to approval of the potential new indication. Since then, we have been gathering additional data to determine whether we can address the FDA’s additional requirements.
Caldolor
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the United States for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our submission for FDA approval. The FDA approved Caldolor for marketing in the United States in June 2009 following a priority review. The product is indicated for use in adults for the management of mild to moderate pain, for the management of moderate to severe pain as an adjunct to opioid analgesics, and for the reduction of fever.
In September 2009, we launched Caldolor and stocked the product at major wholesalers serving hospitals nationwide. We initially worked to establish a core group of medical facilities approving and purchasing the product. We then focused on building more sales volume and treating a broader range of patients within those stocked facilities.
We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those completed studies involved another 1,000 patients. The studies included evaluation of the product for the treatment of pediatric pain and pediatric fever in order to address our Phase IV commitment to the FDA for Caldolor. We are also evaluating improved packaging for the product.
We have worldwide commercial rights to Caldolor. We promote Caldolor in the United States through our dedicated hospital sales force. We have entered into several licensing agreements with experienced international partners to reach markets and patients outside the United States.

Kristalose
Kristalose is a prescription laxative administered orally for the treatment of constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient compliance and acceptance. We acquired exclusive U.S. commercialization rights to Kristalose in 2006, assembled a dedicated field sales force and re-launched the product in September 2006 as a Cumberland brand. We direct our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists, pediatricians and internists.
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
Omeclamox-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin. Omeclamox-Pak is the first FDA approved triple therapy combination medication to contain omeprazole as the proton pump inhibitor, which works to decrease the amount of acid the stomach produces. Clarithromycin and amoxicillin are both antibiotic agents which hinder the growth of H. pylori. Interaction of these agents allows the stomach lining to heal effectively. The medications are packaged together on convenient daily dosing cards, making it simple to follow the AM/PM twice a day dosing before meals.
Our involvement with Omeclamox-Pak was effective October 2013, through an agreement with Pernix Therapeutics ("Pernix"). Under the terms of the agreement, we promote the product to gastroenterologists across the United States through our field sales force that also promotes our Kristalose brand. Pernix continues to promote the product through its specialty sales force focusing on select primary care physicians. We are responsible for the marketing, sale and distribution of the product. We launched our promotion and distribution efforts to support Omeclamox-Pak in early 2014.
Hepatoren
In April 2011, we entered into an agreement to acquire the rights to ifetroban, a new Phase II product candidate. We have initiated clinical development under the brand name Hepatoren (ifetroban) Injection and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"), a life-threatening condition involving progressive kidney failure for which there is no U.S. approved pharmaceutical treatment. We would also seek orphan drug status and the associated seven years of marketing exclusivity for this indication.
Our acquisition of the rights to the ifetroban program includes an extensive clinical database and non-clinical data package as well as manufacturing processes, know-how and intellectual property. Ifetroban was initially developed by a large pharmaceutical company for significant cardiovascular indications. They conducted extensive studies for their target indications and eventually donated the entire program to Vanderbilt University. Researchers at Vanderbilt identified ifetroban as a potentially valuable compound in treating patients for several niche indications. We acquired the rights to the ifetroban program from Vanderbilt through CET and intend to develop the product for several potential indications.
We have commenced manufacturing of an intravenous formulation of ifetroban and the FDA has cleared our Investigational New Drug ("IND") application for this product candidate. We have initiated a Phase II dose escalation clinical study to evaluate Hepatoren for the treatment of HRS and significantly progressed study enrollment in 2013. We have also filed patent applications to protect intellectual property related to the new indications for this product. We believe this product candidate is an excellent strategic fit given our established presence in the hospital acute care market.

OUR STRATEGY
Continue to build a high-performance sales organization to address our target markets
We believe that our commercial infrastructure can help drive prescription volume and product sales. We currently utilize two distinct sales teams to address our primary target markets: a hospital sales force for the acute care market and a field sales force for the gastroenterology market.
Hospital market: We promote Caldolor and Acetadote through our dedicated hospital sales team. This team targets key hospitals across the U.S., and is comprised of sales professionals with substantial experience in the hospital market. According to IMS Health, U.S. hospitals accounted for approximately $28 billion, or 9%, of U.S. pharmaceutical sales in 2011. However, IMS also reports that only 2% of approximately $23 billion total pharmaceutical industry promotional spending was focused on hospital-use drugs in 2011. The majority of promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use. We believe the hospital market is underserved and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our strategy has also involved increasing the focus of the hospital sales team on our Caldolor product and specifically our high priority accounts that already carry Caldolor. This strategy continues to contribute to Caldolor sales growth.
Gastroenterology market: We promote Kristalose and Omeclamox-Pak through a dedicated field sales team addressing a targeted group of physicians who are responsible for a majority of total retail prescriptions for both products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides product opportunities that can be penetrated with a modest sized sales force. By investing in our sales and marketing activities we believe that we can increase market share for both the products. Our focus on the gastroenterology market and our existing field sales infrastructure provided us with the rationale to add another gastroenterology product in 2013. We believe that our newest product, Omeclamox-Pak is an excellent fit for our field sales force. This force can feature both Kristalose and Omeclamox-Pak during most of their physician calls, expanding our presence in the gastroenterology market.
Expand our product portfolio by acquiring rights to additional products and late-stage product candidates
In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary products. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. The addition of Omeclamox-Pak reflects our strategy as it meets our select criteria and our commitment to expanding our product portfolio. We will also continue to explore opportunities for label expansion to bring our products to new patient populations.
Expand our global presence through select international partnerships
We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We have established a network of select international partners to register our products and make them available to patients in their countries. We will continue to expand our network of international partners and continue to encourage our partners’ commercialization efforts in their respective territories.
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

CLINICAL DEVELOPMENT OVERVIEW
Caldolor Pediatric Fever Study
In August 2013, we announced top-line results from a clinical pediatric fever study evaluating the safety and efficacy of Caldolor compared to acetaminophen in treating fever (greater than or equal to 101.0ºF) in hospitalized patients ranging from birth to 16 years old. One hundred and three patients were enrolled in this multi-center, randomized, open-label active comparator study. The pediatric patients received either 10 mg/kg intravenous ibuprofen (not to exceed 400 mg per dose) or 10 mg/kg acetaminophen (not to exceed 650 mg per dose).
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
Patients receiving intravenous ibuprofen experienced a greater temperature reduction compared to patients receiving acetaminophen at all temperature assessments during the four hours after dosing with reductions reaching statistical significance by ninety minutes post-dose.
No safety concerns were identified in the study and the incidence of adverse events was similar across treatment groups.
Caldolor Follow-Up Knee Arthroscopy Study
In February 2013, we announced favorable top-line results from a pilot clinical study evaluating the safety and analgesic efficacy of Caldolor compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. A follow-up, larger, multi-center study has been initiated to further study the safety and analgesic efficacy of Caldolor compared to ketorolac injection in treating pain following knee arthroscopy procedures in adult patients. One hundred patients are to be enrolled across four U.S. medical centers.
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
Caldolor Safety Summary
Extensive use and worldwide literature support the strong safety profile of oral ibuprofen. Building on the oral safety profile, we have assembled an integrated intravenous ibuprofen safety database combining data from our clinical trials as well as previously published study data. We used this data to support our NDA filing and continue to use and update the data as a part of our ongoing safety evaluation. In addition, this data will be used by our sales force and in our marketing materials to promote Caldolor.
In clinical trials supporting our proposed indications, the number and percentage of all patients in pivotal studies who reported treatment emergent adverse events was comparable between IV ibuprofen and placebo treatment groups. Additionally, there have been no safety related differences between Caldolor and placebo involving side effects sometimes observed with oral Nonsteroidal Anti-Inflammatory Drugs ("NSAIDs"), such as changes in renal function, bleeding events or gastrointestinal disorders.
Hepatoren Study
We are evaluating Hepatoren as a treatment for hepatorenal syndrome - a life threatening condition, with a high mortality rate and no approved treatment in this country. We have launched a sixty four patient study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need. The study is designed to evaluate escalating dose levels of Hepatoren. Progression to higher dose levels is reviewed and approved by an independent safety committee. Enrollment is well underway at major medical centers across the U.S. Recently, several top tier research institutions have been added to the study as we evaluate enrollment rates at all the centers.
Kristalose Pilot Study
We obtained clearance from the FDA for an IND to evaluate the use of Kristalose in a new patient population. In June 2013, we initiated a pilot study and completed enrollment of forty patients at one site. The study is pending our final report to the FDA.
Acetadote Study
We initiated a study to evaluate the safety and efficacy of the new Acetadote formulation and dosing through a multi-center, double blind randomized controlled study. The study was terminated in 2013 due to lack of enrollment.
BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source our business development leads through our senior executives and our international network of pharmaceutical and medical industry insiders. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a list of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus., employing a variety of transaction structures. Our addition of Omeclamox-Pak reflects our business development process and follows our selection criteria.
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
Through CET, we collaborate with a select group of academic research institutions located in the mid-south region of the U.S. Our business development team is responsible for identifying appropriate CET product candidates and negotiating with our university partners to secure rights to these candidates. Although we believe that these collaborations may be important to our business in the future, they are not material to our business at this time.
CET currently has five collaboration agreements with University's to co-develop promising biomedical technologies, including: Vanderbilt University, Washington University, the University of Virginia, the University of Tennessee and the University of Mississippi.
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

•
monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices ("GMPs", Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), and performing periodic audits of such vendors; and

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

SALES AND MARKETING
Our sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing professionals manage our dedicated hospital and gastroenterology sales forces, including approximately 60 sales representatives and district managers, direct our national marketing campaigns and maintain key national account relationships. In January 2007, we converted our hospital sales force, which had previously been contracted to us by Cardinal Health Inc., to Cumberland employees through our wholly-owned subsidiary, Cumberland Pharma Sales Corp.

Our gastroenterology-focused team was formed in September 2006, to coincide with our launch of Kristalose as a Cumberland product, and is a field sales force addressing high prescribers of laxatives. This gastroenterology sales force was previously contracted to us by Ventiv Commercial Services, LLC. In September 2010, we converted the field sales force to Cumberland employees.
Our sales and marketing executives conduct ongoing market analyses to evaluate marketing campaigns and promotional programs. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts. We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces and product sampling. We also regularly attend targeted trade shows to promote broad awareness of our products. Our national accounts group is responsible for key large buyers and related marketing programs. This group supports sales and marketing efforts by maintaining relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.

INTERNATIONAL PARTNERSHIPS
We have focused our products commercial efforts and sales organization on the U.S. market. Our international strategy focuses on successfully entering into agreements with a network of select international partners for commercialization of our products in international territories. Our international partners register our products and make them available to patients in their countries. Our international partners, licensed product rights and territories include the following:

International Partner	Product(s)	Territory
Alveda Pharmaceuticals	Caldolor	Canada
Phebra Pty Ltd	Caldolor and Acetadote	Australia and New Zealand
DB Pharm Korea Co. Ltd	Caldolor	South Korea
Harbin Gloria Pharmaceuticals Co. Ltd	Caldolor and Acetadote	China, Hong Kong and Macau
Sandor Medicaids Pvt. Ltd.	Caldolor	India
GerminMED	Caldolor, Acetadote and Kristalose	Qatar and the greater Arabian Peninsula
PT. SOHO Industri Pharmasi	Caldolor	Pacific Rim
PT. ETHICA Industri Farmasi	Caldolor	Indonesia
Grifols	Caldolor	Spain, Portugal and the majority of South America
Valmorca	Caldolor	Venezuela
Al-Nabil International	Caldolor and Acetadote	U.A.E.
Our international commercialization agreements include a license to one or more Cumberland products for a specific territory as noted in the table above. We seek partners who have the local infrastructure to support the registration and commercialization of our products in their territory.
Under the terms of our agreements our partners are responsible for:

•	Seeking regulatory approvals for the products,

•	Launching the brand,

•	Managing the ongoing marketing, sales and product distribution,

•	Addressing the ongoing regulatory requirements in the international territories,

•	Remitting any upfront, regulatory and sales milestone payments,

•	Providing the transfer price for supplies of product,

•	Calculating and paying any royalties, as applicable.
Our responsibilities include:

•	Providing a dossier of relevant information to support product registration,

•	Maintaining our intellectual property associated with the product,

•	Sharing our marketing strategy, experience and materials for the brand,

•	Manufacturing and providing finished product for sale.

We are currently working to support our existing international partners and to identify other companies to represent our products in select additional territories.
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

•
Mylan Inc. ("Mylan") formerly Bioniche Teoranta sources APIs and manufactures our Acetadote product for sale in the U.S. at its FDA-approved manufacturing facility in Ireland. Our relationship with Bioniche began in January 2002. Mylan manufactures and packages Acetadote for us, and we purchase Acetadote from Mylan pursuant to an agreement which expires in April 2014.

•
We entered into an agreement with Bayer Healthcare, LLC, or Bayer, in February 2008 for the manufacture of Caldolor and Acetadote. The agreement expired in September 2013. Bayer completed its obligations under the agreement in January 2014. Under the agreement, we paid Bayer a transfer price per each unit of Caldolor or Acetadote supplied.

•
In November 2011, we entered into an agreement with Mylan Inc. to package Kristalose. Under the terms of the agreement, we provide Kristalose API to Mylan and they package it into 10 gram and 20 gram finished product units for which we pay a per unit packaging fee. The agreement expires in 2016 and automatically renews for one year unless either party provides 180 day notice prior to expiration.

•
We entered into agreements with three international manufacturers for the commercial supply of Caldolor. We are working to transfer the Caldolor manufacturing process to these three manufacturers under these new agreements.

•	Under the agreement we signed with Pernix, they are responsible for providing Omeclamox-Pak inventory.
Distribution
Like many other pharmaceutical companies, we engage a third party contractor with appropriate facilities and logistical expertise to support our distribution efforts. Since August 2002, Cardinal Health ("Cardinal") has exclusively handled U.S. product logistics efforts, including warehousing, shipping, customer billing and collections.
We extended our distribution relationship with Cardinal during May 2013, when we entered into the First Amendment ("First Amendment") to the Exclusive Distribution Agreement under which we have operated since August 2010. The Amendment primarily serves to extend the term of the Agreement through June 30, 2016 and revises the fee schedule under the Agreement. Combined, the Agreement and Amendment appoint Cardinal as the exclusive distribution agent for Acetadote, Caldolor and Kristalose in the United States and Puerto Rico. Under the Amendment,

we have also engaged Cardinal to assist with our physician sample orders based on the Prescription Drug Marketing Act of 1987 (the “PDMA”) for samples shipping. After June 30, 2016, the contract is automatically renewed on a year-to-year basis that is terminable by either party with ninety days' notice. Under the Amendment and Agreement, Cardinal agrees to provide various services, including storage, distribution, returns, customer support, and system access support to us in connection with the distribution of our products under certain guidelines at established fees.

TRADEMARKS AND PATENTS
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
Acetadote and related litigation
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA to evaluate the reduction of EDTA from the product's formulation. In April 2012, the USPTO issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent” which is assigned to us. The claims of the 356 Acetadote Patent encompasses the Acetadote formulation and includes composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc. ("InnoPharma"), Paddock Laboratories, LLC (“Paddock”), Mylan Institutional LLC (“Mylan”), Sagent Agila LLC ("Sagent") and Perrigo Company ("Perrigo") challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. We responded by filing five separate infringement lawsuits, in the appropriate United States District Courts, to contest each of the challenges.
On November 12, 2012, we entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with those two companies. On November 1, 2013, the United States District Court filed opinions granting Sagent’s and InnoPharma’s motions to dismiss our suits and we agreed not to file an appeal or motion to reconsider, thereby resolving the challenges and the pending litigation with those two companies. The remaining infringement suit with Mylan is pending.
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, once a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party made such generic version available for purchase in commercial quantities in the United States, we supply Perrigo with an authorized generic version of our Acetadote product (the “Authorized Generic”).
On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that we evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying our request and on November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. We brought suit against the FDA contesting the FDA's decision to approve the InnoPharma generic On November 13, 2012. On September 30, 2013, the United States District Court filed an opinion granting a summary judgment in favor of the FDA regarding this suit.
As noted above, during 2012 the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. Upon this condition, in accordance with the License and Supply agreement with Perrigo, we began to supply Perrigo with our Authorized Generic. On January 7, 2013, Perrigo announced initial distribution of our Authorized Generic acetylcysteine injection product.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we received separate Paragraph IV certification notices from Perrigo, Sagent Pharmaceuticals, Inc., and Mylan Institutional LLC challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
On June 10, 2013, we became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in United States District Court.
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
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor.
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
In November 2012, InnoPharma Inc. was granted approval by the FDA to distribute their generic form of the old formulation of the Acetadote containing EDTA. In late 2012, we entered into the Settlement agreement with Paddock and Perrigo that included the right to distribute our Authorized Generic Acetadote injection product. Our branded Acetadote now competes with both the EDTA free Authorized Generic Acetadote distributed by Paddock and Perrigo along with generic Acetadote that contains EDTA.
Caldolor
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:

•	Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies;

•	Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market;

•	Ketorolac(brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;

•	Ofirmev®, an injectable acetaminophen product is marketed by Cadence Pharmaceuticals, Inc;

•	Exparel®, a bupivacaine delivery platform marketed by Pacira Pharmaceuticals, Inc.
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
Kristalose
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are Amitiza®, Linzess® and liquid lactuloses. Amitiza is indicated for the treatment of chronic idiopathic constipation in adults and is marketed by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited. Linzess is indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is marketed by Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc. Liquid lactulose products are marketed by a number of pharmaceutical companies.
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
Omeclamox-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It combines three well-known and widely prescribed medications packaged together for patient convenience: omeprazole, clarithromycin, and amoxicillin. The three individual components of Omeclamox-Pak are also available through three separate prescriptions. The prescription combination products which we believe are our primary competitors are PrevPac (including a recently approved generic of PrevPac), Pylera and Helidax. All the competitor products are indicated for treatment of H. pylori. While there are several competitor products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the branded competing products, Omeclamox-Pak has the lowest pill burden, fewest days of therapy and the lowest cost.
GOVERNMENT REGULATION
Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, ("FDCA"), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications, ("BLAs"), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
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
To market a prescription drug in the United States, a manufacturer needs FDA approval. To get that approval, the manufacturer must demonstrate the drug's safety and effectiveness according to criteria specified in law and agency regulations, ensure that its manufacturing plant passes FDA inspection, and obtain FDA approval for the drug's labeling, a term that includes all written material about the drug, including, for example, packaging, prescribing information for physicians, promotional materials and patient brochures.
The progression to drug approval begins before FDA involvement. First, basic scientists work in the laboratory and with animals; second, a drug or biotechnology company develops a prototype drug. That company must seek and receive FDA approval, by way of an IND application, to test the product with human subjects. Those tests, called clinical trials, are carried out sequentially in Phase I, II, and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analysis in a NDA. The FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identity, strength, quality, and purity.
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
The FDA requires that clinical trials be conducted in accordance with the FDA's GCP requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The institutional review board ("IRB"), or ethics committee (outside of the U.S.), of each clinical site generally must approve the clinical trial design and patient informed consent and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
The results of the nonclinical and clinical trials, together with detailed information on the manufacture and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60 day validation review period before it is accepted for filing. If the NDA is found to be incomplete it will not be accepted. Once the NDA is validated and accepted for filing, the FDA begins an in-depth review of the NDA. Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA V - effective October 1, 2012), the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an approval letter. If not, a Complete Response letter will be sent informing applicants of changes that must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. The General Accounting Office ("GAO") reported that standard NDAs showed a steadier increase with the percentage of first-cycle approval letters rising from 43% for FY 2000 applications to 69% for FY 2010 applications. The percentage of priority NDAs receiving an approval letter at the end of the first review cycle fluctuated from FY 2000 through FY 2010, ranging between 47% and 80% during this time. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.
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
Section 505(b)(1) or the 'full' NDA is used for new chemical entities ("NCEs") and requires full clinical and nonclinical development of a compound. Marketing exclusivity assigned to a 505(b)(1) approval is five years. A 505(b)(2) NDA permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant using previously reported safety and efficacy data, and for which the applicant has not obtained a right of reference. Generally new studies are required to provide data on the proposed change. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs which have a new dosage form, strength, route of administration, formulation or indication or combination drugs. Marketing exclusivity for a 505(b)(2) submission is three years. Any marketing exclusivity is independent of patent exclusivity.

We successfully secured FDA approvals for Acetadote in January 2004 and for Caldolor in June 2009 pursuant to the 505(b)(2) pathway.
Special protocol assessment process
The special protocol assessment, or SPA, process is designed to assess whether a planned protocol is adequate to meet scientific and regulatory requirements identified by the sponsor. Three types of protocols related to PDUFA products are eligible for this special protocol assessment under the PDUFA goals: (1) animal carcinogenicity protocols, (2) final product stability protocols, and (3) clinical protocols for phase III trials whose data will form the primary basis for an efficacy claim if the trials had been the subject of discussion at an end-of-phase 2/pre-phase 3 meeting with the review division, or in some cases, if the division agrees to such a review because the division is aware of the developmental context in which the protocol is being reviewed and the questions are being answered. The clinical protocols for phase III trials can relate to efficacy claims that will be part of an original NDA or BLA or that will be part of an efficacy supplement to an approved NDA or BLA.
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
Orphan drug designation
The Orphan Drug Act of 1983, ("Orphan Drug Act"), encourages manufacturers to seek approval of products intended to treat “rare diseases and conditions” with a prevalence of fewer than 200,000 patients in the U.S. or for which there is no reasonable expectation of recovering the development costs for the product. For products that receive orphan drug designation by the FDA, the Orphan Drug Act provides tax credits for clinical research, FDA assistance with protocol design, eligibility for FDA grants to fund clinical studies, waiver of the FDA application fee, and a period of seven years of marketing exclusivity for the product following FDA marketing approval. Acetadote received Orphan Drug designation in October 2001 and in 2004 the FDA approved the product to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen. Acetadote was entitled to marketing exclusivity until January 2011 for the treatment of this approved indication.
Section 505(j) abbreviated new drug applications
An ANDA is a type of NDA where approval of a generic drug is based on demonstrating comparability to an innovator drug product (the RLD or Reference Listed Drug). Applications are "abbreviated" because they generally don't include preclinical and clinical data to establish safety and effectiveness. Generics must demonstrate that the product is bioequivalent (i.e., performs in the same manner and is comparable to the 'innovator' product in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use). Abbreviated applications may be submitted for drug products that are the same as a listed drug and must be identical in active ingredient(s), form, strength, route of administration, and identical in conditions of use (non-exclusive uses). Products are declared suitable based on a suitability petition to the FDA. If the petition is approved, the Sponsor may then submit the ANDA.
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
Pharmaceutical Industry Fee: Beginning in calendar-year 2011, an annual fee was imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs (e.g., Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs programs, Department of Defense programs and TRICARE). The annual fee is allocated to companies based on their previous calendar-year market share using sales data that the government agencies that purchase the pharmaceuticals will provide to the Treasury Department. Although we participate in governmental programs that subject us to this fee, our sales volume in such programs is less than $10 million, with the first $5 million of sales being exempt from the fee. This fee has not had a material impact and is not expected to have a material impact on our results of operations.
Physician Payments Sunshine Act: The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or Sunshine Act, which require manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have been required to collect data regarding reportable transfers of value and will report such data to CMS by March 31, 2014. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.
Medicaid Rebate Rate: We currently provide rebates for Kristalose sold to Medicaid beneficiaries. Effective January 1, 2010, the rebate increased from eleven percent to thirteen percent of the average manufacturer price. Our sales of Kristalose under the Medicaid program have been increasing.
Post approval activities
Once a drug is on the U.S. market (following FDA approval of the NDA), the FDA continues to address drug production, distribution, and use. FDA activities are based on ensuring drug safety and effectiveness, and address product integrity, labeling, reporting of research and adverse events, surveillance, drug studies, risk management, information dissemination, off-label use, and direct-to-consumer advertising.
If we amend the NDA for an FDA approved product, such as adding safety or efficacy labeling claims, promoting those new claims, making certain manufacturing changes or product enhancements we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications, product enhancements, and manufacturing and labeling changes may require us to conduct additional clinical trials under FDA's IND regulations. Even if such studies are conducted, they are still subject to the same requirements and timelines as an original NDA.
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

ENVIRONMENTAL MATTERS
We are subject to federal, state and local environmental laws and regulations and we believe that our operations comply with such regulations. We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment will not have any material effect on our capital expenditures, earnings or competitive position.

SEASONALITY
There are no significant seasonal aspects to our business.

BACKLOG
Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not considered material to our business.

EMPLOYEES
As of December 31, 2013, we had 96 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.
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

•	Perception by physicians and other members of the healthcare community of the safety or efficacy of our products or competing products;

•	Regulatory developments related to our marketing and promotional practices or the manufacture or continued use of our products;

•	The prices of our products relative to other drugs or competing treatments;

•	The impact of current or additional generic competitors;

•	The availability and level of third-party reimbursement for sales of our products; and

•	The continued availability of adequate supplies of our products to meet demand.
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
We currently market and sell four products: Acetadote, Caldolor, Kristalose and Omeclamox-Pak. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
In 2011, the FDA issued a press announcement asking manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each tablet or capsule by January 2014. The FDA requested this action to protect consumers from the risk of severe liver damage which can result from excess acetaminophen. This category of prescription drugs combines acetaminophen with another ingredient intended to treat pain (most often an opioid), and these products are commonly prescribed to consumers for pain, such as pain from acute injuries, post-operative pain, or pain following dental procedures.
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
Caldolor was approved by the FDA in June 2009, and we started commercializing Caldolor in the United States in September 2009. The commercial success of Caldolor is dependent on many third-parties, including physicians, pharmacists, hospital pharmacy and therapeutics committees, or P&T committees, suppliers and distributors, all of whom we have little or no control over. We expect Caldolor to be administered primarily to hospitalized patients who are unable to receive oral therapies for the treatment of pain or fever. Before we can distribute Caldolor to any new hospital customers, Caldolor must be approved for addition to the hospitals’ formulary lists by their P&T committees. A hospital’s P&T committee generally governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations of drugs to the medical staff. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees to be able to optimize hospital sales of Caldolor. Even if we obtain hospital approval for Caldolor, we must still convince individual hospital physicians to prescribe Caldolor repeatedly. Because Caldolor is relatively new compared to some of its competitors, any mistakes made in the timely supply of Caldolor, education about how to properly administer Caldolor or any unexpected side effects that develop from use of the drug, may lead physicians to not accept Caldolor as a viable treatment alternative. The commercial success of Caldolor also depends on our ability to coordinate supply, distribution, marketing, sales and education efforts. We have set a price for Caldolor that we believe hospitals and other purchasers are willing to pay, but that will also generate sufficient profits. If we have set a price for Caldolor that hospitals consider too high, we may need to subsequently reduce the price for Caldolor. As with our other products, if the price for Caldolor is not accepted in the marketplace, it could have an adverse impact on our future revenues and profitability.
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
Caldolor has historically been manufactured at Hospira Australia Pty. Ltd.’s facility in Australia and Bayer’s facility in Kansas. We entered into agreements with three international manufacturers for the commercial supply of Caldolor and we are working to transfer the Caldolor manufacturing process to each of these manufacturers. Commercial units have not yet been supplied by these manufacturers. If the new international manufacturers of Caldolor are unable to begin producing inventory in the agreed upon time period,we could suffer an inability to meet demand for our products. Acetadote was previously manufactured at Bayer’s facility in Kansas and Bayer completed its obligations under the agreement in January 2014. Acetadote is currently manufactured and packaged in Ireland by Mylan pursuant to an agreement which expires in April 2014. If new manufacturer(s) of Acetadote are unable to begin producing inventory and Mylan is unable to continue to produce inventory after April 2014,we could suffer an inability to meet demand for our products. The active pharmaceutical ingredient for Kristalose is manufactured at a single facility in Italy. If any one of these facilities is damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our products. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
In addition, all manufacturers of our products and product candidates must comply with current good manufacturing practices, ("GMPs"), enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with GMP requirements and with other FDA, state and foreign regulatory requirements.
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
We have a relatively small internal infrastructure. We rely on a variety of third parties, in addition to our manufacturers, to help us operate our business. Other third parties on which we rely include:

•	Cardinal Health Specialty Pharmaceutical Services, a logistics and fulfillment company and business unit of Cardinal, which bills for, collects, warehouses and ships our marketed products; and

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
The pharmaceutical industry is intensely competitive. Our strategy is to target differentiated products in specialized markets. However, this strategy does not relieve us from competitive pressures and can entail distinct competitive risks. Certain of our competitors do not aggressively promote their products in our markets. An increase in promotional activity in our markets could result in large shifts in market share, adversely impacting us.
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
Expansion of the market for our products may be subject to certain limitations. In the past, these limitations have included FDA required Phase IV commitments. We may also experience delays associated with future required Phase IV clinical studies potentially resulting from, among other factors, difficulty enrolling patients. Such delays could impact our ability to explore opportunities for label expansion and limit our ability to bring our products to new patient populations.
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
Our future growth depends on our ability to identify and acquire rights to products. If we do not successfully identify and acquire rights to products, our growth opportunities may be limited.
We acquired rights to Caldolor, Acetadote, Omeclamox-Pak, Kristalose and Hepatoren. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or pre-clinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
Furthermore, other products in development may encounter unforeseen issues during their clinical trials. Any unforeseen issues or lack of FDA approval will negatively affect marketing and development plans for those products.
Our future growth depends on our ability to successfully integrate acquired product rights into our operations, if we do not successfully integrate acquired product rights into our operations our growth opportunities may be limited.
We recently acquired rights to Omeclamox-Pak and under the terms of the agreement, we promote the product to gastroenterologists across the United States through our field sales force that also promotes our Kristalose brand. We are responsible for the marketing, sale and distribution of the product. We launched our promotion and distribution efforts to support Omeclamox-Pak in early 2014. If we are unable to successfully integrate the marketing, sale and distribution of Omeclamox-Pak or any other potential product candidates into our current infrastructure or if they require significantly greater resources and investments than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired product rights, both current and future, these product rights acquisitions may not be beneficial to us in the long term.
Our Hepatoren product candidate has not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren product candidate. Hepatoren, which is injectable ifetroban, is a drug used to treat hepatorenal syndrome ("HRS"). However, Hepatoren has not been approved by the FDA for marketing, and it is still subject to risks associated with its development.
The FDA has cleared our IND for this product candidate as we evaluate Hepatoren as a treatment for HRS, a life threatening condition with no approved treatment in this country. We have launched a 64 patient study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need. The study is designed to evaluate escalating dose levels of Hepatoren. Enrollment is underway at major medical centers across the U.S. We have commenced manufacturing and have filed patent applications to protect intellectual property related to the new indication. Delays in the enrollment and completion of the clinical study could significantly delay commercial launch and affect our product development costs. Moreover, results from the clinical study may not be favorable.
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
As we grow, we may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our products. This risk would be accentuated if we acquire products in areas outside of hospital acute care and gastroenterology since our sales forces specialize in these areas. If we are unable to expand our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to commercialize our products and product candidates, we will need to contract with third parties to market and sell our products. We must train our employees on proper regulatory compliance, including, but not limited to, “fair balance” promotion of our products and anti-kickback laws. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may not be able to increase our product revenue, may generate increased expenses and may have regulatory compliance issues.
If governmental or third-party payors do not provide adequate reimbursement for our products, our revenue and prospects for profitability may be limited.
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
In March 2010, the U.S. government passed into law the Patient Protection and Affordable Care Act, ("PPACA") along with the Health Care and Education Reconciliation Act of 2010, ("HCERA"), which modified the revenue provisions of the PPACA. The PPACA, as amended by the HCERA, constitutes the healthcare reform legislation. The legislation calls for an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs. At this time no assurances can be given that these measures, or any other measures included in the Healthcare Reform Act, will not have an adverse effect on our revenues in the future. Furthermore, future cost control initiatives, legislation and regulations could decrease the price that we would receive for any products, which would limit our revenue and profitability.
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
Many managed healthcare organizations are now controlling the pharmaceutical products included on their formulary lists. Having products listed on these formulary lists creates competition among pharmaceutical companies which, in turn, has created a trend of downward pricing pressure in our industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. Our products might not be included on the formulary lists of managed care organizations, and downward pricing pressure in our industry generally could negatively impact our operations.
Continued consolidation of distributor networks in the pharmaceutical industry as well as increases in retailer concentration may limit our ability to profitably sell our products.
We sell most of our products to large pharmaceutical wholesalers, who in turn sell to hospitals and retail pharmacies. The distribution network for pharmaceutical products has become increasingly consolidated in recent years. Further consolidation or financial difficulties could also cause our customers to reduce the amounts of our products that they purchase, which would materially and adversely impact our business, financial condition and results of operations.
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
We are a relatively small company, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely impact our day-to-day operations. We currently have a key man life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results.

The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2013, we had 96 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
We have product liability insurance that covers our clinical trials, the marketing and sale of our products up to a $10 million annual aggregate limit, subject to specified deductibles. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us.
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
Virtually all aspects of our business activities are regulated by government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution, promotion and sampling, advertising of our products, and disposal of waste products arising from such activities are subject to governmental regulation. These activities are regulated by one or more of the FDA, the Federal Trade Commission, ("FTC"), the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, ("EPA"), as well as by comparable agencies in foreign countries. These activities are also regulated by various agencies of the states and localities in which our products are sold. For more information, see “Business—Government Regulation".
Like all pharmaceutical manufacturers, we are subject to regulation by the FDA under the FDCA. All new drugs must be the subject of an FDA-approved new drug application, ("NDA"), before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug’s safety and effectiveness. All drugs must be manufactured in conformity with GMP, and drug products subject to an approved NDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in the NDA. Since we rely on third parties to manufacture our products, GMP requirements directly affect our third party manufacturers and indirectly affect us. The manufacturing facilities of our third-party manufacturers are continually subject to inspection by such governmental agencies, and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory. Our third-party manufacturers are subject to periodic inspection by the FDA to assure such compliance.
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
Under the FDCA, the federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with GMP, and to seek civil monetary and criminal penalties. The initiation of any of these enforcement activities, including the restriction or prohibition on sales of our products, could materially adversely affect our business, financial condition and results of operations.
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
Acetadote is indicated to prevent or lessen hepatic (liver) injury when administered intravenously within eight to ten hours after ingesting quantities of acetaminophen that are potentially toxic to the liver. As discussed in Part I, Item 1, Business - Trademarks, Patents and Proprietary Rights, of this Form 10-K, during April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
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
On February18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which is assigned to us. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. Following its issuance, the 061 Acetadote Patent was listed in the FDA Orange Book. The 061 Acetadote Patent is scheduled to expire in August 2025.
On February 24, 2014, we received a Notice of Allowance from the USPTO for a patent relating to the use of the Acetadote formulation to treat patients with acetaminophen overdose. The new patent will include claims regarding the administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection, and is scheduled to expire in April 2032.
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

We have a U.S. patent and related international patents which include composition of matter claims that emcompass the Caldolor formulation and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patent is listed in the FDA Orange Book and expires in November of 2021.
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
When we license products, we often depend on our licensors to protect the proprietary rights covering those products. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining patent or other rights and prosecuting patent applications to our advantage. While any such licensor is expected to be under contractual obligations to us to diligently pursue its patent applications and allow us the opportunity to consult, review and comment on patent office communications, we cannot be sure that it will perform as required. If a licensor does not perform and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights.
If the use of our technology conflicts with the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to commercialize products based on this technology in a profitable manner or at all.
If our products conflict with the intellectual property rights of others, they could bring legal action against us or our licensors, licensees, manufacturers, customers or collaborators. If we were found to be infringing a patent or other intellectual property rights held by a third party, we could be forced to seek a license to use the patented or otherwise protected technology. We might not be able to obtain such a license on terms acceptable to us or at all. If legal action involving an alleged infringement or misappropriation were to be brought against us or our licensors, we would incur substantial costs in defending the action. If such a dispute were to be resolved against us, we could be subject to significant damages, and the manufacturing or sale of one or more of our products could be enjoined.

We may be involved in lawsuits to protect or enforce our patents or the patents of our collaborators or licensors, which could be costly and time consuming.
We have been involved in lawsuits for infringement of the Acetadote Patents as previously described. Because of their nature, these lawsuits can be costly and time-consuming, and we only experience limited benefits and patent protection. A significant adverse ruling in any such lawsuit could put the Acetadote Patents at risk of being invalidated or interpreted narrowly and could put our existing patent applications at risk of not issuing.
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
We have exclusive licenses for the marketing and sale of certain products and may acquire additional licenses. Such licenses may terminate prior to expiration if we breach our obligations under the license agreement related to these pharmaceutical products. For example, the licenses may terminate if we fail to meet specified quality control standards, including GMP with respect to the products, or commit a material breach of other terms and conditions of the licenses. Such early termination could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
RISKS RELATED TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results are likely to fluctuate from period to period.
We are a relatively new company seeking to capture significant growth. As we execute our business strategy of adding new products like Omeclamox-Pak, increasing market share in Caldolor and striving to maintain market share in our Acetadote product, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:

•	New product launches, which could increase revenues but also increase sales and marketing expenses;

•	Acquisition activity and other charges (such as for inventory expiration);

•	Increases in research and development expenses resulting from the acquisition of a product candidate that requires significant additional studies and development;

•	Changes in the competitive, regulatory or reimbursement environment, which could drive down revenues or drive up sales and marketing or compliance costs; and

•	Unexpected product liability or intellectual property claims and lawsuits.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2013, intangible assets relating to product and data acquisitions represented approximately 18% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development or commercialization and marketing efforts.
We may need to raise additional funds in order to meet the capital requirements of running our business and acquiring and developing new pharmaceutical products. If we require additional funding, we may seek to sell common stock or other equity or equity-linked securities, which could result in dilution to our shareholders. We may also seek to raise capital through a debt financing, which would result in ongoing debt-service payments and increased interest expense. Any financings would also likely involve operational and financial restrictions being imposed on us. We might also seek to sell assets or rights in one or more commercial products or product development programs. Additional capital might not be available to us when we need it. In addition, if recent trends in the stability in global credit markets continue or grow we could be adversely impacted. We are unable to predict the impact of these trends, and if economic conditions deteriorate, our business, results of operations and ability to raise needed capital could be materially and adversely affected. If we are unable to raise additional capital when needed due to the reasons listed above and lack of creditworthiness, bank failures, or price decline in market investments, we could be forced to scale back our operations to conserve cash.
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
Effective internal controls are necessary for us to provide reliable financial reports and mitigate the risk of fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to improve these controls will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue to expand. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
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
For example, the U.S.-based Financial Accounting Standards Board, ("FASB"), continues to work together with the International Accounting Standards Board, ("IASB"), on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards, ("IFRS"), outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.
RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock may fluctuate substantially.
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 3, 2014, the closing price of our common stock since our initial public offering has ranged from a low of $4.03 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2013, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2016. Of the 25,500 square feet of leased office space, we have subleased to others approximately 9,900 square feet. We believe these facilities are adequate to meet our current needs for office space. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contract groups.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” Prior to that time, there was no public market for our common stock. As of March 3, 2014, there were 81 shareholders of record, which excludes shareholders whose shares are held in nominee or street name by brokers. The closing price of our common stock on the Nasdaq Global Select Market on March 3, 2014 was $4.67 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2012 and 2013:

	High	Low

Fiscal year ended December 31, 2013:
First quarter	$5.10	$4.03
Second quarter	5.37	4.52
Third quarter	5.85	4.33
Fourth quarter	5.41	4.53

Fiscal year ended December 31, 2012:
First quarter	7.93	5.68
Second quarter	7.81	5.96
Third quarter	6.67	5.91
Fourth quarter	6.40	4.12
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

The following table summarizes the activity, by month, during the fourth quarter of 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	52,607		$4.76	52,607	$6,234,591
November	72,673	(1)	4.91	72,673	5,877,852
December	54,274		5.08	54,274	5,602,293
Total	179,554

(1)	Of this amount, 19,291 shares were repurchased directly in a private purchase at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Net revenues	$32,027	$48,851	$51,143	$45,876	$43,537
Costs and expenses	35,829	40,033	41,293	39,375	37,761
Operating (loss) income	(3,801)	8,818	9,849	6,502	5,777
Net (loss) income attributable to common shareholders	(2,105)	5,842	5,658	2,457	3,091
Earnings (loss) per share – basic	$(0.11)	$0.30	$0.28	$0.12	$0.22
Earnings (loss) per share – diluted	$(0.11)	$0.30	$0.28	$0.12	$0.17

	As of December 31,
Balance sheet data:	2013	2012	2011	2010	2009
	(in thousands)

Cash and cash equivalents	$40,869	$54,349	$70,599	$65,894	$78,702
Marketable securities	14,020	16,686	—	—	—
Working capital	61,134	79,177	80,708	71,811	74,549
Total assets	87,614	98,594	95,518	92,054	103,724
Total long-term debt and other long-term obligations (including current portion)	869	5,042	5,485	7,802	20,155
Retained earnings	16,395	18,499	12,657	6,999	4,542
Total equity	79,292	85,566	82,835	77,715	72,221

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
EXECUTIVE SUMMARY
We are a growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, the first injectable treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, Omeclamox®-Pak, triple therapy combination medication for Helicobacter pylori (H. pylori) infection and duodenal ulcer disease, and Hepatoren (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from HRS. We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised approximately 60 sales representatives and managers as of December 31, 2013.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, in-licensing and out-licensing opportunities. Our product development team develops proprietary product formulations, manages our clinical trials, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture and release of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange.
The following is a summary of our 2013 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•
In 2013, we added Omeclamox-Pak, a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin. Our involvement with Omeclamox-Pak was effective October 2013, including recognition of $1.0 million in product revenue during the fourth quarter of 2013, through an agreement with Pernix. We launched our promotion and distribution efforts to support Omeclamox-Pak in early 2014 and we are responsible for the marketing, sale and distribution of the product.

•	In June 2013, we announced that the FDA has approved updated labeling for Acetadote. The new labeling revises the product's indication and offers new dosing guidance for specific patient populations.

•
We continued our international expansion throughout 2013 by finalizing agreements to commercialize Caldolor in several new large markets including: India, Indonesia, the Pacific Rim, the Arabian Peninsula, Spain, Portugal and the majority of South America.

•
A poster with data from two Caldolor studies involving four hundred fifty patients was presented at the Annual Meeting of the American Society of Anesthesiologists in San Francisco in October 2013. The poster presentation included the safety and efficacy of a shortened infusion time of intravenous ibuprofen.

•
We obtained our second U.S. patent for Acetadote in March 2013. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. The 445 Acetadote Patent will expire in August 2025. We are continuing to seek additional claims to protect our intellectual property associated with Acetadote.

•
We extended our relationship with our long-serving, third party distribution contractor, Cardinal Health through June 30, 2016. Since August 2002 they have exclusively handled U.S. product logistics efforts, including warehousing, shipping, customer billing and collections.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, marketable securities, inventory, intangible assets, research and development accounting, provision for income taxes and share-based payment.
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, SAB 101), and Topic 605-15 of the Accounting Standards Codification.
Our revenue is derived primarily from the product sales of Acetadote, Caldolor, Omeclamox-Pak and Kristalose. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other revenue, which is a component of net revenues, includes upfront payments under licensing agreements along with grant and rental income. Other income was less than 3 percent of net revenues in 2013, less than two percent in 2012, and less than one percent in 2011.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.6 million and $0.2 million at December 31, 2013 and 2012, respectively for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2013	2012	2011

Balance, January 1	$3,371,863	$3,216,622	$2,626,313
Current provision	4,181,403	6,000,830	4,719,231
Current provision for prior period sales	—	(367,060)	380,235
Actual product returns and credits issued	(5,116,126)	(5,478,529)	(4,509,157)
Balance, December 31	$2,437,140	$3,371,863	$3,216,622
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $2.4 million, $3.4 million and $3.2 million as of December 31, 2013, 2012 and 2011, respectively. Of these amounts, our estimated liability for fee for services represented $0.5 million, $1.1 million and $1.0 million, respectively, while our accrual for product returns totaled $1.6 million, $1.8 million and $1.8 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.1 million in each of the three years ended December 31, 2013. A change in our product return estimate of one percentage point would have impacted net sales by $0.3 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2013 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
The tax benefit associated with the exercise of nonqualified stock options is recognized when the benefit is used to offset income taxes payable. As of December 31, 2013, we have unrecognized federal net operating loss carryforwards associated with the exercise of nonqualified options of $43.4 million. In addition to these unrecognized federal net operating loss carryforwards, as of December 31, 2013, we have recognized federal Orphan Drug and Research and Development tax credits of $1.0 million that expire between 2021 and 2033.
Share-Based Payments
We recognize compensation expense for all share-based payments based on the fair value of the award on the date of grant. In addition, incremental compensation expense is recognized upon the modification of equity awards.
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
The fair value of stock options and warrants are calculated using the Black-Scholes option-pricing model on the date of grant. We estimate volatility in accordance with SAB No. 107, as amended by SAB No. 110. As there was no public market for our common stock prior to our initial public offering and, therefore, a lack of company-specific historical or implied volatility data, we have determined the share-price volatility based on an analysis of certain publicly-traded companies that we consider to be our peers. The comparable peer companies used for our estimated volatility are publicly-traded companies with operations which we believe to be similar to ours. When identifying companies as peers, we consider such characteristics as the type of industry, size and/or type of product(s), research and/or product development capabilities, and stock-based transactions. If we need to evaluate volatility in the future to value stock options, we intend to use our own historical volatility to the extent it is sufficient. We would supplement the estimate of our volatility using peer companies in the above manner until historical information regarding the volatility of our own shares is sufficient. We estimate the expected life of employee share options based on the simplified method allowed by SAB No. 107, as amended by SAB No. 110. Under this approach, the expected term is presumed to be the average between the weighted-average vesting period and the contractual term. The expected term for options granted to non-employees is generally the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury Note, Stripped Principal, on the date of grant with a term substantially equal to the corresponding option’s expected term. We have never declared or paid any cash dividends nor do we plan to pay cash dividends in the foreseeable future.
In the second quarter of 2012, we implemented an Option Exchange Program (the “Exchange Program”) whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option fair value model. The following assumptions were used in calculating the fair value of options exchanged in 2012 as part of the Exchange Program.

2012
Exchange Program

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

RESULTS OF OPERATIONS
Year ended December 31, 2013 compared to year ended December 31, 2012
Net revenues. Net revenues in 2013 decreased approximately $16.8 million compared to 2012. The decline in net revenues was primarily attributable to decreases in Acetadote product revenue of $18.7 million. This decrease was partially offset by an increase in Caldolor product revenue of $1.1 million and revenue of $1.0 million generated from our new product, Omeclamox-Pak.
The increase in Caldolor revenue was primarily due to increased volume associated with continued success in penetrating our target market. We have continued to focus more of our sales and marketing resources to driving pull-through use of Caldolor in facilities stocking the product.
The decrease in Acetadote net revenue was a result of decreased sales volume of the branded Acetadote product largely as a result of generic competition during 2013. Our Acetadote product revenue also included $9.2 million in sales of our authorized generic in 2013 and $0.3 million in 2012.
Other revenue. We recognized $0.9 million of other revenue in both 2013 and 2012, primarily as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 17.0% in 2013 compared to 10.3% in 2012. The increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix along with the recognition of $0.9 million of inventory write-downs during 2013 for potentially obsolete inventory.
Selling and marketing. Selling and marketing expense for 2013 totaled $14.4 million, compared to $20.3 million for 2012. The $5.9 million decrease was driven primarily by decreased salaries, benefits and other selling expenses of $4.4 million along with $1.1 million in decreased travel, convention and promotion expense. These reductions were primarily a result of our new commercial strategy and sales force realignment that went into effect during the fourth quarter of 2012.
Research and development. Research and development costs for 2013 was $5.6 million, compared to $5.1 million in 2012, representing an increase of $0.5 million, or 10.2%. The increase was a result of increased product development and study costs in 2013 compared to 2012.
General and administrative. General and administrative expense totaled $9.5 million in 2013, representing an increase of $0.4 million, or 4.8%, over 2012. The increase was primarily due to several small cost increases including CET rent, stock-based compensation and retirement expense.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2013 totaled $0.9 million, representing an increase of approximately $0.4 million compared to 2012. The increase was primarily due to increased capitalized patents and capitalized patent defense costs.
Income taxes. Income tax benefit for 2013 was $1.5 million, representing a decrease in tax expense of $4.8 million from the $3.2 million of income tax expense in 2012. As a percentage of loss before income taxes, the income tax benefit was 41.4% for 2013 compared to expense of 35.8% of income before income taxes for 2012. The tax rate for 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013. The tax rate percentage in 2012 was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options.
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
General and administrative. General and administrative expense totaled $9.1 million in 2012, representing a decrease of $0.3 million, or 3%, over 2011. The decrease was primarily due to a decrease in charitable donations of inventory partially offset by increased legal and printing costs associated with our stock option exchange program during 2012.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the years ended December 31, 2013, 2012 and 2011, we generated $0.7 million, $7.1 million and $8.7 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
In 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2013 and 2012, we had approximately $14.0 million and $16.7 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2013	2012

Cash and cash equivalents	$40,869,457	$54,349,381
Marketable securities	14,019,761	16,686,136
Total cash, cash equivalents and marketable securities	$54,889,218	$71,035,517

Working capital (current assets less current liabilities)	$61,133,945	$79,176,882
Current ratio (multiple of current assets to current liabilities)	9.1	10.8

Revolving line of credit availability	$10,000,000	$5,640,049
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2013	2012	2011

Cash provided by (used in):
Operating activities	$746,126	$7,135,182	$8,722,147
Investing activities	(5,071,939)	(19,177,141)	(437,771)
Financing activities	(9,154,111)	(4,207,806)	(3,579,200)
Net (decrease) increase in cash and cash equivalents	$(13,479,924)	$(16,249,765)	$4,705,176

The net use of cash and cash equivalents for the year ended December 31, 2013 was partly attributable to net investing and repayment of financing activities during the year. Net investing activities which used cash included $0.1 million in purchases of equipment and investment in intangible assets of $7.5 million. The investment in intangible assets includes our $4.0 million investment in Omeclamox-Pak. The cash used in investing activities was offset by our decrease of $2.5 million in net investment in marketable securities, with the decrease primarily in our VRDN's. In addition, we continue to repurchase shares of our common stock, totaling $4.8 million during the period, discussed in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K. We also repaid the outstanding balance of our revolving line of credit of $4.4 million during the year. While net cash provided by operating activities was $0.7 million, the net loss of $2.2 million contributed to the net decrease in cash equivalents.
The net decrease in cash and cash equivalents of $16.2 million for the year ended December 31, 2012 was primarily due to the previously noted investment of our cash reserves in government and government-backed securities which are reflected as a net use of cash in investing activities of $16.6 million. Our cash flows from operating activities were primarily due to the $5.8 million in net income for the year supplemented by cash inflows from our receivables. In addition, our financing activities included the repurchase of common stock of $8.1 million in connection with our share repurchase program. During 2012, we recognized approximately $3.8 million of excess tax benefits. The excess tax benefit represents the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.
The net increase in cash and cash equivalents of $4.7 million for the year ended December 31, 2011 was primarily due to cash generated from our operating activities. Our net income increased from $2.4 million in 2010 to $5.6 million in 2011. The increase in cash and cash equivalents from operating activities was offset by increased purchases of fixed assets and intangibles of $0.4 million and cash used in financing activities of $3.6 million. During 2011, we paid in full our term debt facility of $5.3 million. In connection with the termination of the term debt facility, we increased our borrowings under our line of credit by $3.0 million. In addition, our financing activities included the repurchase of common stock of $4.2 million in connection with our share repurchase program discussed above. During 2011, we recognized approximately $2.4 million of excess tax benefits. The excess tax benefit represents the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.
In July 2011, we paid in full the outstanding term debt balance. In August 2011, we entered into a Fifth Amended and Restated Loan Agreement with our primary lender (the Agreement) to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. The interest rate is the BBA LIBOR Daily Floating Rate plus an Applicable Margin, as those terms are defined in the Agreement (2.17% at December 31, 2013). In addition, a commitment fee of 0.25% per annum is charged on the unused line of credit. The credit facility was extended to expire on December 31, 2014, and we currently do not have any outstanding principal amounts on this credit facility. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. We are no longer required to maintain minimum deposits with the lender. The Amendment includes certain financial and restrictive covenants. During March 2014, we amended certain provisions of the Agreement with our primary lender related to the aggregate ownership of the Company's common stock over 30% as well as amending certain covenants in which we were not in compliance with as a result of the net loss during 2013. As a result of the amendment, the Company is in compliance with all covenants.
Our manufacturing and supply agreement with one manufacturer, which expires in 2014, contains a minimum annual purchase obligation. We expect our normal inventory purchasing levels to be above the required minimum amounts. As of December 31, 2013, we had met our purchase obligations under this agreement.

The following table summarizes our contractual cash obligations as of December 31 2013:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2014	2015	2016	2017	2018

Amounts reflected in the balance sheet:
Line of credit	$—	$—	$—	$—	$—	$—
Estimated interest on debt (3)	21,000	21,000	—	—	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	3,327,744	1,022,019	1,052,662	941,247	232,964	78,852
Purchase obligations (4)	609,375	609,375	—	—	—	—
Total (1)	$3,958,119	$1,652,394	$1,052,662	$941,247	$232,964	$78,852

(1)
The table of contractual obligations excludes amounts due under the Kristalose purchase agreement as these amounts cannot be determined until sales of the product have occurred. As consideration for the purchase of certain Kristalose assets in November 2011, we agreed to pay the seller a percentage of net sales for a seven-year period beginning November 15, 2011. Payments are due quarterly, in arrears.

(2)	The sum of the individual amounts may not agree due to rounding.

(3)
Represents the estimated interest and unused line of credit payments on our line of credit based on the December 31, 2013 interest rate of LIBOR plus an applicable margin, or 2.17%. Interest and unused line of credit payments are due and payable quarterly in arrears. Any outstanding amounts due on the line of credit becomes due and payable in December 2014. Estimated interest for the line of credit is based on the assumption of a consistent zero outstanding balance.

(4)	Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2013, 2012 and 2011, we did not engage in any off-balance sheet arrangements.
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
In the first quarter of 2012, we analyzed our return on our investments and determined investing in variable rate demand notes and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDN's, which allows us to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $14.0 million in marketable securities outstanding at December 31, 2013, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is a variable rate of LIBOR plus an applicable margin, as defined in the loan agreement (2.17% at December 31, 2013). As of December 31, 2013, no borrowings were outstanding under our line of credit.

Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2013, 2012 and 2011. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting and the related attestation report of KPMG LLP, our independent registered public accounting firm, are included on page F-1 and F-3, respectively, of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.
None.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2014 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 12, 2014.
PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Valuation and Qualifying Accounts	F-33

(b)	Exhibits

Exhibit Number	Description

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
Form of Incentive Stock Option Agreement under the Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

4.6.2#
Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

4.7#
Form of Non-Statutory Stock Option Agreement under the Amended and Restated 2007 Directors’ Compensation Plan of Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

4.8
Warrant to Purchase Common Stock of Cumberland Pharmaceuticals Inc., issued to Bank of America, N.A. on July 22, 2009, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 19, 2010

4.9
Form of Senior Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012.

4.10
Form of Subordinated Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012

Exhibit Number	Description
10.1†
Manufacturing and Supply Agreement for N-Acetylcysteine, dated January 15, 2002, by and between Bioniche Life Sciences, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on August 6, 2007

10.2
Novation Agreement, dated January 27, 2006, by and among Bioniche Life Sciences, Inc., Bioniche Pharma Group Ltd., and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.3†
First Amendment to Manufacturing and Supply Agreement for N-Acetylcysteine, dated November 16, 2006, by and between Bioniche Teoranta and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.3.1†
Second Amendment to Manufacturing and Supply Agreement for N-Acetylcysteine, dated March 25, 2008, by and between Bioniche Teoranta and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.3.2†
Third Amendment to Manufacturing and Supply Agreement for N-Acetylcysteine, effective April 25, 2011, by and between Bioniche Teoranta and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on June 24, 2011

10.7†
Exclusive Distribution Agreement, effective as of July 1, 2010, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on August 13, 2010

10.7.1†
First Amendment to Exclusive Distribution Agreement, dated March 31, 2013, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant's Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on June 3, 2013

10.8†
Strategic Alliance Agreement, dated July 21, 2000, by and between F.H. Faulding & Co. Limited and Cumberland Pharmaceuticals Inc., including notification of assignment from F.H. Faulding & Co. Limited to Mayne Pharma Pty Ltd., dated April 16, 2002, incorporated herein by reference to the corresponding exhibit to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 23, 2007

10.10†
License Agreement, dated May 28, 1999, by and between Vanderbilt University and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.11#	Employment Agreement dated March 7, 2014, effective as of January 1, 2014, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 7, 2014, effective as of January 1, 2014, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 7, 2014, effective as of January 1, 2014, by and between Leo Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 7, 2014, effective as of January 1, 2014, by and between Rick S. Greene and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 7, 2014, effective as of January 1, 2014, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

10.16†
Fifth Amended and Restated Loan Agreement by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., dated August 2, 2011, incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 8, 2011

10.16.1
First Amendment to Fifth Amended and Restated Loan Agreement, dated March 29, 2012, by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., originally dated August 2, 2011 incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.16.2
Waiver and Second Amendment to Fifth Amended and Restated Loan Agreement, dated March 7, 2013, by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., originally dated August 2, 2011, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.16.3	Waiver to Fifth Amended and Restated Loan Agreement, dated March 6, 2014, by and between Cumberland Pharmaceuticals Inc. and Bank of America, N.A., originally dated August 2, 2011

Exhibit Number	Description

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

Exhibit Number	Description

10.25††	Omeclamox-Pak® Promotion Agreement, dated October 1, 2013, by and between Cumberland Pharmaceuticals Inc. and Pernix Therapeutics, LLC

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.29†
Packaging Agreement effective November 1, 2011 by and among Mylan Institutional Inc., Mylan Pharmaceuticals Inc. and Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2012

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2014.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 11, 2014
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Rick S. Greene	Vice President and CFO	March 11, 2014
Rick S. Greene	(Principal Financial and Accounting Officer

/s/ Robert G. Edwards	Director	March 11, 2014
Robert G. Edwards

/s/ Thomas R. Lawrence	Director	March 11, 2014
Thomas R. Lawrence

/s/ Martin E. Cearnal	Director	March 11, 2014
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 11, 2014
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 11, 2014
Jonathan I. Griggs

/s/ James R. Jones	Director	March 11, 2014
James R. Jones

/s/ Joey A. Jacobs	Director	March 11, 2014
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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).
Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
Cumberland Pharmaceuticals Inc.’s independent registered public accounting firm has issued an audit report on the effectiveness of Cumberland Pharmaceuticals Inc.’s internal control over financial reporting. This report appears on page F-3 of this annual report on Form 10-K.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 11, 2014

/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer
March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:

We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:

We have audited Cumberland Pharmaceuticals Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
March 11, 2014

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$40,869,457	$54,349,381
Marketable securities	14,019,761	16,686,136
Accounts receivable, net of allowances	4,530,424	6,017,201
Inventories	5,722,882	6,218,355
Prepaid and other current assets	825,675	1,671,091
Deferred tax assets	2,711,516	2,290,078
Total current assets	68,679,715	87,232,242
Property and equipment, net	880,647	1,188,914
Intangible assets, net	15,498,819	9,476,798
Deferred tax assets	1,208,891	50,411
Other assets	1,345,666	645,366
Total assets	$87,613,738	$98,593,731

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,035,853	$2,790,554
Other current liabilities	5,509,917	5,264,806
Total current liabilities	7,545,770	8,055,360
Revolving line of credit	—	4,359,951
Other long-term liabilities	776,125	611,933
Total liabilities	8,321,895	13,027,244
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 17,985,503 and 18,937,107 shares issued and outstanding as of December 31, 2013 and 2012, respectively	63,073,941	67,197,167
Retained earnings	16,394,540	18,499,154
Total shareholders’ equity	79,468,481	85,696,321
Noncontrolling interests	(176,638)	(129,834)
Total equity	79,291,843	85,566,487
Total liabilities and equity	$87,613,738	$98,593,731
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Revenues:
Net product revenue	$31,100,698	$47,944,031	$50,893,794
Other revenue	926,764	907,206	248,982
Net revenues	32,027,462	48,851,237	51,142,776
Costs and expenses:
Cost of products sold	5,439,422	5,046,179	5,362,554
Selling and marketing	14,387,745	20,329,493	20,940,060
Research and development	5,615,501	5,095,172	5,028,072
General and administrative	9,489,976	9,055,959	9,307,301
Amortization	896,156	506,332	655,302
Total costs and expenses	35,828,800	40,033,135	41,293,289
Operating (loss) income	(3,801,338)	8,818,102	9,849,487
Interest income	230,291	304,865	210,727
Interest expense	(103,422)	(71,985)	(353,497)
(Loss) income before income taxes	(3,674,469)	9,050,982	9,706,717
Income tax benefit (expense)	1,523,051	(3,244,776)	(4,080,204)
Net (loss) income	(2,151,418)	5,806,206	5,626,513
Net loss at subsidiary attributable to noncontrolling interests	46,804	36,286	31,343
Net (loss) income attributable to common shareholders	$(2,104,614)	$5,842,492	$5,657,856

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.11)	$0.30	$0.28
Diluted	$(0.11)	$0.30	$0.28
Weighted-average common shares outstanding:
Basic	18,332,997	19,564,625	20,342,913
Diluted	18,332,997	19,787,537	20,572,132

Comprehensive (loss) income	$(2,151,418)	$5,806,206	$5,626,513

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Cash flows from operating activities:
Net (loss) income	$(2,151,418)	$5,806,206	$5,626,513
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization expense	1,301,835	901,649	1,040,407
Deferred tax (benefit) expense	(1,579,918)	(829,846)	1,665,110
Share-based compensation	674,955	636,528	779,305
Excess tax benefit derived from exercise of stock options	(48,024)	(3,760,766)	(2,355,345)
Noncash interest expense	24,075	24,075	137,487
Noncash investment losses (gains)	178,822	(45,814)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,486,777	1,065,689	(1,937,396)
Inventories	495,473	(443,661)	1,909,148
Prepaid, other current assets and other assets	117,021	(648,941)	(399,393)
Accounts payable and other accrued liabilities	58,855	4,373,276	2,296,535
Other long-term liabilities	187,673	56,787	(40,224)
Net cash provided by operating activities	746,126	7,135,182	8,722,147
Cash flows from investing activities:
Additions to property and equipment	(97,412)	(464,893)	(257,502)
Additions to intangible assets	(7,462,080)	(2,071,926)	(180,269)
Proceeds from sale of marketable securities	6,859,061	5,220,480	—
Purchases of marketable securities	(4,371,508)	(21,860,802)	—
Net cash used in investing activities	(5,071,939)	(19,177,141)	(437,771)
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(4,359,951)	(500,000)	3,034,000
Principal payments on note payable	—	—	(5,333,333)
Repurchase of common shares	(4,800,908)	(8,086,594)	(4,247,440)
Costs of financing for long-term debt and credit facility	—	—	(17,637)
Exercise of stock options	(41,276)	618,022	629,865
Excess tax benefit derived from exercise of stock options	48,024	3,760,766	2,355,345
Net cash used in financing activities	(9,154,111)	(4,207,806)	(3,579,200)
Net (decrease) increase in cash and cash equivalents	(13,479,924)	(16,249,765)	4,705,176
Cash and cash equivalents, beginning of year	54,349,381	70,599,146	65,893,970
Cash and cash equivalents, end of year	$40,869,457	$54,349,381	$70,599,146

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$79,347	$47,910	$191,410
Income taxes	(129,509)	112,381	304,480
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	543,905	888,141	97,806
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2013, 2012 and 2011

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2010	20,338,461	$70,778,874	$6,998,806	$(62,205)	$77,715,475
Net income (loss)			5,657,856	(31,343)	5,626,513
Share-based compensation	10,144	755,511			755,511
Exercise of options and related tax benefit	415,003	2,985,210			2,985,210
Repurchase of common shares	(743,073)	(4,247,440)			(4,247,440)
Balance, December 31, 2011	20,020,535	70,272,155	12,656,662	(93,548)	82,835,269
Net income (loss)			5,842,492	(36,286)	5,806,206
Share-based compensation	20,199	632,818			632,818
Exercise of options and related tax benefit	165,182	4,378,788			4,378,788
Repurchase of common shares	(1,268,809)	(8,086,594)			(8,086,594)
Balance, December 31, 2012	18,937,107	67,197,167	18,499,154	(129,834)	85,566,487
Net loss			(2,104,614)	(46,804)	(2,151,418)
Share-based compensation	19,743	670,934			670,934
Exercise of options and related tax benefit	36,758	6,748			6,748
Repurchase of common shares	(1,008,105)	(4,800,908)			(4,800,908)
Balance, December 31, 2013	17,985,503	$63,073,941	$16,394,540	$(176,638)	$79,291,843
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company" or "Cumberland") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address poorly met medical needs.
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
In order to create access to a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which assists universities and other research organizations to help bring biomedical projects from the laboratory to the marketplace. The Company’s ownership in CET is 85%. The remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to the noncontrolling interests in the consolidated statements of operations were approximately $46,804, $36,286 and $31,343 for the years ended December 31, 2013, 2012 and 2011, respectively.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. ("CPSC"). CPSC is the subsidiary that employs the Company's hospital and field sales forces.
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
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $0.8 million, $0.7 million and $0.1 million for 2013, 2012 and 2011, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Reclassifications
In 2013, the Company began reflecting all amortization expense of intangible assets in Amortization in the consolidated statements of operations and comprehensive (loss) income. A portion of these amounts were previously included as a component of General and Administrative. The prior year consolidated financial statements have been reclassified to conform to the presentation in 2013.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2013 and 2012, cash equivalents consist primarily of money market funds.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2013 and 2012, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
Inventories
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the customer relationship with the manufacturer or packager, the Company will either take title to finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale. Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.
The Company continually evaluates inventories for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value.
Prepaid and Other Current Assets
Prepaid and other current assets consist of the current portion of unamortized deferred financing costs, prepaid insurance premiums, prepaid consulting services and annual fees paid to the U.S. Food and Drug Administration ("FDA"). The Company expenses all prepaid amounts as used or over the period of benefit primarily on a straight-line basis, as applicable.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the initial lease term plus renewal options, if reasonably assured, or the remaining useful life of the asset. Upon retirement or disposal of assets, any gain or loss is reflected as a component of operating income in the consolidated statement of operations. Improvements that extend an asset’s useful life are capitalized. Repairs and maintenance costs are expensed as incurred.
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
Amortization expense is recognized on a straight-line basis over the following periods:

Product rights	Estimated economic life
License rights	Term of license agreement
Patents	Life of patent
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
Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no further depreciation or amortization is recorded on the asset upon classification as held-for-sale. The assets and liabilities of a disposal group classified as held-for-sale, if any, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company recorded no impairment charges during 2013, 2012 and 2011.

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
Distribution Costs
Distribution costs are expensed as incurred and totaled $0.9 million in both 2013 and 2012, and $1.2 million in 2011. They are included as a component of selling and marketing expenses in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred and totaled $2.1 million, $3.0 million and $0.9 million in 2013, 2012 and 2011, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of operations.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Comprehensive (Loss) Income
Total comprehensive (loss) income was comprised solely of net (loss) income for all periods presented.
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
Collaborative Agreements
The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party's rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration ("SBIR/STTR") grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the consolidated statements of operations. Funding received from private sector investments and grants are recorded as net revenues in the consolidated statements of operations.
Recent Accounting Guidance
In July 2013, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. The Accounting Guidance is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company is currently evaluating the impact of ASU 2013-11 on its consolidated financial statements and related disclosures.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2013	2012	2011

Acetadote	$18,846,753	$37,522,180	$42,454,055
Omeclamox-Pak	1,045,815	—	—
Kristalose	9,118,475	9,429,741	8,517,873
Caldolor	2,089,655	992,110	(78,134)
Total net product revenues	$31,100,698	$47,944,031	$50,893,794
As part of the October 28, 2013 agreement further discussed in Note 6, the Company entered into an agreement with Pernix Therapeutics to promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to share in the revenue of this product including $1.0 million during 2013. Effective January 2014 the Company began promoting Omeclamox-Pak to gastroenterologists across the United States through its field sales force.
As part of the November 12, 2012, Settlement Agreement with Paddock and Perrigo, the Company supplies Perrigo with an Authorized Generic version of the Company's Acetadote product. Acetadote product revenue in 2013 includes $9.2 million in the Company's share of the Authorized Generic distributed by Perrigo, and 2012 includes $0.3 million.
In December 2011, the Company discontinued sales of the 400mg Caldolor offering domestically and focused on the 800mg Caldolor offering. Gross product revenue for Caldolor was approximately $2.9 million, $1.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized approximately $0.4 million of sales allowances in the fourth quarter of 2011 primarily for estimated return of the discontinued product.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.6 million at December 31, 2013 and $0.2 million at 2012, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $2.4 million and $3.4 million, respectively, at December 31, 2013 and 2012.
Other Revenues
During 2013, the Company entered into six new agreements with international partners for commercialization of certain of the Company's products into additional international territories and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd ("Harbin Gloria"), a Chinese pharmaceutical company, to extend its territory. As a result of the new and amended agreements, the Company recognized approximately $0.6 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during 2013.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the licensing agreements, the Company is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The agreements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

provide for up to $0.6 million in milestone payments related to regulatory approvals and up to $4.0 million in milestone payments related to total and annual product sales. As of December 31, 2013, the Company has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. During 2012, the Company received nonrefundable, up-front payments totaling approximately $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized these payments as other revenue in the consolidated statement of operations when the intellectual property was provided to the licensee. The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. The Company is also entitled to receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of December 31, 2013, no revenue has been recognized related to milestones associated with Harbin Gloria.
Other revenues during 2013, 2012 and 2011 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.1 million for each of the years ended December 31, 2013, 2012 and 2011.
(4)    Inventories
The Company's inventories consisted of the following as of December 31:

	2013	2012

Raw materials and work in process	$2,025,020	$1,310,670
Finished goods	3,697,862	4,907,685
Total inventories	$5,722,882	$6,218,355
Caldolor inventory represented the majority of net inventory on hand at December 31, 2013 and December 31, 2012, and had varying original expiration dates that began in the second quarter of 2014 and extended through January 2015. During 2013, the Company provided stability data to the FDA supporting that the Caldolor product expiration dates may be extended by up to a year. In January 2014, the FDA notified the Company that it had approved its request to extend the original shelf life of the Caldolor 800mg vials from five to six years.
At December 31, 2013 and 2012, the Company has recognized amounts for potential obsolescence and discontinuance of approximately $3.5 million and $2.6 million, respectively, primarily for Caldolor. If actual sales in future periods are less than projected sales, the Company could incur additional obsolescence losses.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(5)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2013	2012

Computer equipment	3 – 5 years	$754,088	$710,099
Office equipment	3 – 15 years	132,999	123,937
Furniture and fixtures	5 – 15 years	616,759	609,544
Leasehold improvements	3 – 15 years, or remaining lease term	1,223,453	1,186,306
Total property and equipment, gross		2,727,299	2,629,886
Less: accumulated depreciation and amortization		(1,846,652)	(1,440,972)
Total property and equipment, net		$880,647	$1,188,914
Depreciation expense, including amortization expense related to leasehold improvements, was $0.4 million during 2013, 2012 and 2011, and is included in general and administrative expense in the consolidated statements of operations.

(6)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2013	2012

Product and license rights	$12,139,031	$7,352,308
Less: accumulated amortization	(1,096,238)	(520,385)
Total product and license rights	11,042,793	6,831,923
Patents	4,866,570	2,735,117
Less: accumulated amortization	(410,544)	(90,242)
Total patents	4,456,026	2,644,875
Trademarks	9,020	9,020
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	—	—
Total intangible assets	$15,498,819	$9,476,798
On October 28, 2013, the Company entered into an agreement with Pernix Therapeutics to promote Omeclamox-Pak. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It is the first FDA approved triple combination medication to contain omeprazole as the proton pump inhibitor and is prescribed over a shortened treatment period of ten days. Under the terms of the agreement, the Company

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

will promote the product to gastroenterologists across the United States through its field sales force which also promotes its Kristalose brand. Pernix will promote the product through its specialty sales force focusing on select primary care physicians. The companies will cooperate in the marketing and other activities needed to support the commercialization of the brand. The Company paid an upfront payment of $4.0 million to Pernix Therapeutics on October 29, 2013. There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to Pernix Therapeutics monthly.
The $4.0 million upfront payment the Company paid to Pernix Therapeutics on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032.
In 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly payments over a seven-year period equal to a percentage of Kristalose net sales. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently the term of the agreement, 15 years. During 2013, the Company paid $0.8 million to Mylan in quarterly Kristalose payments.
During 2013, the Company recorded an additional $2.1 million in intangible assets for capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property.
Amortization expense related to product and license rights, trademarks and patents was $0.9 million, $0.5 million and $0.7 million in 2013, 2012 and 2011, and is expected to be approximately $1.2 million in each of the years 2014 through 2018.
(7)    Other Current Liabilities
Other current liabilities consisted of the following at December 31:

	2013	2012

Rebates, product returns, administrative fees and service fees	$2,437,140	$3,371,863
Employee wages and benefits	1,110,726	1,473,983
Accrued inventory purchases	1,236,000	—
Other	726,051	418,960
Total other current liabilities	$5,509,917	$5,264,806
(8)    Debt
In July 2011, the outstanding term debt balance of $4.0 million was paid in full. The Company did not incur any prepayment penalties or other fees associated with the payoff. In connection with the repayment, approximately $0.1 million of unamortized deferred loan costs associated with the term debt was written off and these costs are included in interest expense in the consolidated statement of operations for the year ended December 31, 2011.
In August 2011, the Company entered into a Fifth Amended and Restated Loan Agreement with its primary lender (the "Agreement") to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. The interest rate is the BBA LIBOR

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Daily Floating Rate plus an Applicable Margin, as those terms are defined in the Agreement (2.17% at December 31, 2013). In addition, a commitment fee of 0.25% per annum is charged on the unused line of credit. The credit facility was extended to expire on December 31, 2014, and the Company does not have any outstanding principal amounts on the credit facility. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
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
During March 2014, the Company and its primary lender amended certain provisions of the Agreement related to the aggregate ownership of the Company's common stock over 30% as well as amending certain covenants in which the Company was not in compliance with as a result of the net loss during 2013. As a result of the amendment, the Company is in compliance with all covenants.
Furthermore, the lender may terminate the Agreement and require the Company to repay all outstanding amounts under certain conditions, as described in the Agreement, including, but not limited to: cross-default on any other credit agreement with an outstanding principal amount in excess of $500,000, material adverse change in our business condition, operations or properties, violation of any covenant or a change in control of the Company.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2013 and 2012, there was no preferred stock outstanding.
(c)    Common Stock
During 2013, 2012 and 2011, the Company issued 19,743 shares, 20,199 shares and 10,144 shares of common stock, respectively, valued at $56,000, $78,000 and $59,000, respectively, as compensation for services, which is included in general and administrative expenses in the consolidated statements of operations.
In the second quarter of 2012, the Company implemented an Option Exchange Program (the "Exchange Program") whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program expired on May 21, 2012, at which time 424,475 outstanding options were exchanged for 147,828 shares of restricted stock. The restriction period on the restricted

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

stock lapses from one to four years after issuance. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option pricing model, and the following assumptions:

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

(d)    Warrants
In connection with the issuance of shares of common stock to a related party in 2004, the Company issued warrants to purchase 40,000 shares of common stock at $6.00 per share at any time within 10 years of issuance. All of these warrants were outstanding and exercisable as of December 31, 2013 and 2012.
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share that expire in April 2016. All of these warrants were outstanding and exercisable as of December 31, 2013 and 2012.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2013 and 2012.
(e)    Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10 million authorizations for repurchases of the Company's outstanding common stock. The Company repurchased 1,008,105 shares, 1,268,809 shares and 743,073 shares of common stock for approximately $4.8 million, $8.1 million and $4.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(10)    Earnings Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings per share for the years ended December 31:

	2013	2012	2011

Numerator:
Net (loss) income attributable to common shareholders	$(2,104,614)	$5,842,492	$5,657,856

Denominator:
Weighted-average shares outstanding – basic	18,332,997	19,564,625	20,342,913
Dilutive effect of restricted stock and stock options	—	222,912	229,219
Weighted-average shares outstanding – diluted	18,332,997	19,787,537	20,572,132
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2013	2012	2011

Anti-dilutive shares	407,954	687,430	1,079,904

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2013	2012

Deferred Tax Assets
Net operating loss and tax credits	$2,144,460	$1,159,865
Property and equipment and intangibles	214,478	153,361
Allowance for accounts receivable	235,446	74,362
Reserve for expired product	600,406	706,960
Inventory	1,495,895	1,185,419
Deferred charges	666,236	582,480
Cumulative compensation costs incurred on deductible equity awards	1,378,690	1,251,382
Total deferred tax assets	6,735,611	5,113,829

Deferred Tax Liabilities
Intangible assets	(2,683,587)	(2,665,022)
Net deferred tax assets, before valuation allowance	4,052,024	2,448,807
Less: deferred tax asset valuation allowance	(131,617)	(108,318)
Net deferred tax assets	$3,920,407	$2,340,489
As a result of the Exchange Program, discussed in Note 9 Shareholder's Equity, the Company recognized a deferred tax asset in 2012 related to the expected tax benefit of previously recognized compensation expense for incentive stock options that were exchanged. The deferred tax asset will be realized when the restrictions lapse on the restricted stock.
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2013:

Years of expiration	Federal	State

2014	$—	$2,249,078
2015 - 2017	—	504,822
2018 - 2024	—	51,629,844
2029	43,398,774	—
2033	$1,975,521	$2,032,527
Total federal and state net operating loss carryforwards	$45,374,295	$56,416,271
The Company has total recognized carryforward tax assets of $0.3 million for charitable contribution carryforwards, foreign tax credits and AMT carryforwards. In addition, the Company has recognized as of December 31, 2013 federal Orphan Drug and Research and Development tax credits of $1.0 million that expire between 2021 and 2033.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has unrecognized federal net operating loss carryforwards as a result of the exercise of nonqualified options of approximately $43.4 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The usage of these net operating losses carryforwards resulted in the Company paying minimal income taxes in 2009 through 2012, and the Company expects to pay minimal income taxes in 2014. The Company has $56.4 million of state net operating loss carryforwards. This amount includes $51.8 million from the exercise of nonqualified options during 2009. The state net operating loss carryforwards above include approximately $2.8 million that is subject to a full valuation allowance at December 31, 2013.
Income tax (expense) benefit includes the following components for the years ended December 31:

	2013	2012	2011

Current:
Federal	$(45,287)	$(3,185,743)	$(1,992,804)
State and other	(11,580)	(820,669)	(422,290)
Total current income tax expense	(56,867)	(4,006,412)	(2,415,094)

Deferred:
Federal	1,426,701	677,190	(1,543,261)
State	153,217	84,446	(121,849)
Total deferred income tax benefit (expense)	1,579,918	761,636	(1,665,110)
Total income tax expense	$1,523,051	$(3,244,776)	$(4,080,204)
The Company's deferred tax benefit in 2012 was primarily a result of the income tax benefit arising from the Exchange Program. The Company’s deferred tax expense in 2011 was primarily due to the write-off for tax purposes of the Kristalose license rights but maintained as a component of products rights for book purposes, and due to inventory write-downs.
Deferred income tax is comprised of the following components for the years ended December 31:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2013	2012	2011

Deferred tax (expense) benefit, excluding items below	$37,940	$(39,870)	$439,744
Inventory write-downs	310,477	179,755	817,840
Creation of operating loss carryforwards	788,342	25,552	11,348
Creation (utilization) of tax credit carryforwards	196,631	108,699	56,395
Change in valuation allowance due to changes in net deferred tax asset balances	(23,299)	(15,291)	(13,597)
Deductible equity awards	127,308	667,171	(330,329)
Allowance for accounts receivable	161,084	—	—
Intangible assets	(18,565)	(164,380)	(2,646,511)
Deferred income tax benefit (expense)	$1,579,918	$761,636	$(1,665,110)
The valuation allowance at December 31, 2013 and 2012 is primarily related to state tax benefits at CET that will likely not be realized.
The Company’s effective income tax rate for 2013, 2012 and 2011 reconciles with the federal statutory tax rate as follows:

	2013	2012	2011

Federal tax expense at statutory rate	34%	34%	35%
State income tax expense (net of federal income tax benefit)	4%	4%	4%
Permanent differences associated with general business credits	5%	—%	(1)%
Permanent differences associated with stock options	—%	(5)%	2%
Other permanent differences	—%	3%	2%
Other	(1)%	—%	—%
Net income tax expense	42%	36%	42%
The Company’s 2009 federal tax return was selected for examination during 2012, and this examination was completed during the year with no significant findings or adjustments. Federal tax years that remain open to examination are 2010 through 2013. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. State tax years that remain open to examination are 2008 to 2013. The Company has no unrecognized tax benefits in 2013, 2012 or 2011.
Excluding the alternative minimum tax (AMT) tax credits, the Company will need to generate future taxable income of approximately $11.3 million in order to fully realize the deferred tax assets. Taxable income (loss), excluding tax deductions generated by the exercise of nonqualified options, for 2013, 2012 and 2011 was a loss of approximately $(2.0) million, income of $9.4 million and income of $5.7 million, respectively. Based upon the level of taxable income over the last three years and projections for future taxable income

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
(12)    Stock-Based Compensation Plans
The Company has grants outstanding under three equity compensation plans, with two available for future grants of equity compensation awards to employees, consultants and directors. All of the equity plans were approved by shareholders. The 2007 Long-Term Incentive Compensation Plan (the 2007 Plan) and the 2007 Directors’ Incentive Plan (the "Directors’ Plan") superseded the 1999 Stock Option Plan. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 2.4 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense recorded as a component of equity consisted of the following for the years ended December 31:

	2013	2012	2011

Share-based compensation - employees	$614,818	$555,898	$627,353
Share-based compensation - nonemployees	56,116	76,920	128,158
Total share-based compensation	$670,934	$632,818	$755,511
At December 31, 2013, there was approximately $1.5 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.6 years. This amount relates primarily to unrecognized compensation cost for employees.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Stock Options
Stock option activity for 2013 and 2012 was as follows:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2011	1,276,158	$7.75	2.9	$700,294
Options granted	—	—
Options exercised	(173,688)	3.55
Options forfeited or expired	(435,599)	12.22
Outstanding, December 31, 2012	666,871	5.93	1.4	132,348
Options granted	—	—
Options exercised	(171,100)	3.50
Options forfeited or expired	(139,275)	6.25
Outstanding, December 31, 2013	356,496	6.96	1.0	$360
Exercisable at December 31, 2013	356,496	$6.96	1.0	$360
Information related to the stock option plans during 2013, 2012 and 2011 was as follows:

	2013	2012	2011

Intrinsic value of options exercised	$212,444	$495,480	$1,742,103
Weighted-average fair value of options exercised	$0.12	$1.00	$2.06

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company did not grant any stock options during 2013, 2012 or 2011.
Restricted Stock Awards
As previously noted, the Company began issuing restricted stock to employees and directors in 2011 under the provisions of the 2007 Plan and the Directors’ Plan. Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2011	136,170	$5.41
Shares granted	286,453	4.87
Shares vested	(7,000)	5.28
Shares forfeited	(32,093)	5.68
Nonvested, December 31, 2012	383,530	4.99
Shares granted	195,925	4.78
Shares vested	(17,193)	3.58
Shares forfeited	(41,678)	3.97
Nonvested, December 31, 2013	520,584	5.05
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant.
(13)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2013, 2012 and 2011, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans was $0.3 million as of December 31, 2013. The Company had assets of $1.3 million, consisting of company-owned life insurance contracts as of December 31, 2012, generally designated to pay benefits of the deferred compensation plans.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(14)    Leases
The Company is obligated under long-term real estate leases for corporate office space expiring in October 2016. In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through 2018, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases. Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense for 2013, 2012 and 2011 was approximately $0.9 million, $0.9 million and $0.8 million, respectively, and sublease income was approximately $0.5 million, $0.5 million and $0.4 million. Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.5 million and will be paid through the lease ending in October 2016. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2014	$1,022,019
2015	1,052,662
2016	941,247
2017	232,964
2018 and thereafter	78,852
Total future minimum lease payments	$3,327,744
(15)    Fair Value of Financial Instruments
In 2012, the Company began purchasing marketable securities that are solely classified as trading securities. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$2,829,809	$—	$2,829,809	$2,473,596	$—	$2,473,596
U.S. Agency issued mortgage-backed securities - variable rate	—	3,049,754	3,049,754	—	3,708,920	3,708,920
U.S. Agency notes and bonds - fixed rate	—	1,496,700	1,496,700	—	1,505,177	1,505,177
SBA loan pools - variable rate	—	1,748,498	1,748,498	—	1,988,443	1,988,443
Municipal bonds - VRDN	4,895,000	—	4,895,000	7,010,000	—	7,010,000
Total fair value of marketable securities	$7,724,809	$6,294,952	$14,019,761	$9,483,596	$7,202,540	$16,686,136
The fair values of all other financial instruments outstanding as of December 31, 2013 and 2012 approximate their carrying values.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total gross revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the years ended December 31:

	2013	2012	2011

Customer 1	19%	35%	36%
Customer 2	23%	30%	28%
Customer 3	23%	28%	31%
Customer 4	24%	1%	—%
The Company’s accounts receivable, net of allowances, due from these four customers at December 31, 2013 and 2012 was 85.3% and 81%, respectively.

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
(18)    Employment Agreements
The Company has entered into employment agreements with all its full-time employees. Each employment agreement provides for a salary for services performed, a potential annual bonus and, if applicable, a grant of restricted common shares pursuant to a restricted stock agreement.
(19)    Commitments and Contingencies
Commitments
In connection with the acquisition of certain Kristalose assets during 2011, the Company is required to make quarterly payments based on a percentage of Kristalose net sales through November 2018. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently the term of the agreement, 15 years.
In connection with its licensing agreements for Caldolor, the Company is required to pay royalties based on Caldolor net sales over the life of the contracts. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

As discussed in Note 6, in connection with the agreement with Pernix to promote Omeclamox-Pak, the Company will make monthly royalty payments based on tiered levels of gross profits. These costs will be period expenses of the Company. There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate that the Company will capitalize and amortize over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032.
Legal Matters
In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) to the Company. The claims of the 356 Acetadote Patent encompasses the Acetadote formulation and includes composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, the Company received separate Paragraph IV certification notices from InnoPharma, Inc. ("InnoPharma"), Paddock Laboratories, LLC (“Paddock”), Mylan Institutional LLC (“Mylan”), Sagent Agila LLC ("Sagent") and Perrigo Company ("Perrigo") challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. The Company responded by filing five separate infringement lawsuits, in the appropriate United States District Courts, to contest each of the challenges.
On November 12, 2012, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with those two companies. On November 1, 2013, the United States District Court filed opinions granting Sagent’s and InnoPharma’s motions to dismiss the Company's suits. In November the Company agreed not to file an appeal or motion to reconsider and thereby resolving the challenges and the pending litigation with those two companies. The remaining infringement suit with Mylan is pending.
The Company continues to consider its legal options and intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.
The Company is a party to various other legal proceedings in the ordinary course of its business. In the opinion of management, the liability associated with these matters, other than the issue concerning the Company's Acetadote patents discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Table of Contents

(20)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2013:
Net revenues	$10,258,132	$7,081,088	$6,528,575	$8,159,667	$32,027,462
Operating income (loss)	1,326,051	(1,140,544)	(1,514,768)	(2,472,077)	(3,801,338)
Net income (loss) attributable to common shareholders	854,709	(639,018)	(819,942)	(1,500,363)	(2,104,614)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$0.05	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Diluted	$0.05	$(0.03)	$(0.04)	$(0.08)	$(0.11)

2012:
Net revenues	$10,256,212	$12,366,940	$12,531,719	$13,696,366	$48,851,237
Operating income	646,015	1,939,931	2,979,163	3,252,993	8,818,102
Net income attributable to common shareholders	423,208	1,744,290	1,869,494	1,805,500	5,842,492
Earnings per share attributable to common shareholders (1)
Basic	$0.02	$0.09	$0.10	$0.09	$0.30
Diluted	$0.02	$0.09	$0.10	$0.09	$0.30

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Table of Contents

21)    Subsequent event
On February 28, 2014, the Company entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire certain product rights, intellectual property and related assets of Vaprisol®. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia. The Company paid an upfront payment of $2.0 million to Astellas at closing. There is an additional milestone at the first anniversary date of the execution of the agreement of $2.0 million, dependent upon first year sales of Vaprisol achieving certain levels.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2011	$163,748	$2,151,890	$—	$(2,080,058)	(1)	$235,580
2012	235,580	2,069,470	—	(2,116,463)	(1)	188,587
2013	188,587	2,498,170	—	(2,093,641)	(1)	593,116

Valuation allowance for deferred tax assets:
For the years ended December 31:
2011	$80,862	$13,597	$—	$—		$94,459
2012	94,459	13,859	—	—		108,318
2013	108,318	23,299	—	—		131,617
(1) Composed of actual returns and credits for chargebacks and cash discounts.