Form 10-Q
period 2014-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2014-05-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common stock, no par value	17,764,817

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,047,959	$40,869,457
Marketable securities	13,531,808	14,019,761
Accounts receivable, net of allowances	5,417,093	4,530,424
Inventories	7,422,145	5,722,882
Other current assets	3,847,125	3,537,191
Total current assets	69,266,130	68,679,715
Property and equipment, net	809,227	880,647
Intangible assets, net	18,473,434	15,498,819
Other assets	2,557,341	2,554,557
Total assets	$91,106,132	$87,613,738
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,724,873	$2,035,853
Other current liabilities	6,624,983	5,509,917
Total current liabilities	11,349,856	7,545,770
Revolving line of credit	—	—
Other long-term liabilities	795,837	776,125
Total liabilities	12,145,693	8,321,895
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 17,807,317 and 17,985,503 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	62,467,355	63,073,941
Retained earnings	16,680,860	16,394,540
Total shareholders’ equity	79,148,215	79,468,481
Noncontrolling interests	(187,776)	(176,638)
Total equity	78,960,439	79,291,843
Total liabilities and equity	$91,106,132	$87,613,738
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2014	2013
Net revenues	$8,093,244	$10,258,132
Costs and expenses:
Cost of products sold	1,053,717	1,108,635
Selling and marketing	3,613,931	3,673,939
Research and development	826,373	1,448,718
General and administrative	1,897,217	2,575,739
Amortization	293,955	125,050
Total costs and expenses	7,685,193	8,932,081
Operating income	408,051	1,326,051
Interest income	67,343	92,377
Interest expense	(12,203)	(17,735)
Income before income taxes	463,191	1,400,693
Income tax expense	(188,009)	(559,367)
Net income	275,182	841,326
Net loss at subsidiary attributable to noncontrolling interests	11,138	13,383
Net income attributable to common shareholders	$286,320	$854,709
Earnings per share attributable to common shareholders
- basic	$0.02	$0.05
- diluted	$0.02	$0.05
Weighted-average shares outstanding
- basic	17,907,848	18,758,383
- diluted	18,161,680	18,925,165

Comprehensive income	$275,182	$841,326
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$275,182	$841,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	395,135	290,508
Deferred tax expense	—	65,413
Share-based compensation	125,758	128,625
Excess tax benefit derived from exercise of stock options	(188,008)	(478,698)
Noncash interest expense	6,019	6,019
Noncash investment losses	141,920	10,571
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(886,669)	49,570
Inventory	(289,263)	226,324
Other current assets and other assets	(319,506)	(8,298)
Accounts payable and other current liabilities	1,696,229	492,983
Other long-term liabilities	25,775	46,308
Net cash provided by operating activities	982,572	1,670,651
Cash flows from investing activities:
Additions to property and equipment	(29,760)	(60,911)
Purchases of marketable securities	(750,000)	(2,970,000)
Proceeds from sale of marketable securities	1,096,033	686,755
Cash paid for acquisitions	(2,000,000)	—
Additions to intangible assets	(388,768)	(961,013)
Net cash used in investment activities	(2,072,495)	(3,305,169)
Cash flows from financing activities:
Exercise of stock options	—	(41,292)
Excess tax benefit derived from exercise of stock options	188,008	478,698
Repurchase of common shares	(919,583)	(1,942,725)
Net cash used in financing activities	(731,575)	(1,505,319)
Net decrease in cash and cash equivalents	(1,821,498)	(3,139,837)
Cash and cash equivalents at beginning of period	40,869,457	54,349,381
Cash and cash equivalents at end of period	$39,047,959	$51,209,544
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$(110,197)	$160,272
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2013	17,985,503	$63,073,941	$16,394,540	$(176,638)	$79,291,843
Share-based compensation	15,300	124,989	—	—	124,989
Exercise of options and related tax benefit	—	188,008	—	—	188,008
Repurchase of common shares	(193,486)	(919,583)	—	—	(919,583)
Net income (loss)	—	—	286,320	(11,138)	275,182
Balance, March 31, 2014	17,807,317	$62,467,355	$16,680,860	$(187,776)	$78,960,439
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company" or "Cumberland") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs.
Cumberland has both internal product development and commercial capabilities. The Company is focused on maximizing the commercial potential of its current brands, as well as expanding its product portfolio through select acquisitions and development of new product candidates. Cumberland’s products are manufactured by third parties, which are overseen by the Company’s quality assurance professionals. The Company works closely with its distribution partners to ensure the delivery and availability of the Company's products.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three months ended March 31, 2014 and 2013.
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
Operating Segments
The Company operates in one segment, specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Substantially all of the Company’s assets are located in the United States, and total revenues are primarily attributable to U.S. customers.
(2) MARKETABLE SECURITIES

The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2014 and December 31, 2013, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.

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
The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$2,344,984	$—	$2,344,984	$2,829,809	$—	$2,829,809
U.S. Agency issued mortgage-backed securities – variable rate	—	2,960,270	2,960,270	—	3,049,754	3,049,754
U.S. Agency notes and bonds – fixed rate	—	1,746,841	1,746,841	—	1,496,700	1,496,700
SBA loan pools – variable rate	—	1,584,713	1,584,713	—	1,748,498	1,748,498
Municipal bonds – VRDN	4,895,000	—	4,895,000	4,895,000	—	4,895,000
Total fair value of marketable securities	$7,239,984	$6,291,824	$13,531,808	$7,724,809	$6,294,952	$14,019,761

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to common shareholders	$286,320	$854,709
Denominator:
Weighted-average shares outstanding – basic	17,907,848	18,758,383
Dilutive effect of other securities	253,832	166,782
Weighted-average shares outstanding – diluted	18,161,680	18,925,165
As of March 31, 2014 and 2013, restricted stock awards and options to purchase 582,579 and 878,480 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Products:
Acetadote	$2,721,086	$7,251,995
Omeclamox-Pak	1,139,421	—
Kristalose	3,376,057	2,117,250
Vaprisol	298,332	—
Caldolor	502,398	410,424
Other	55,950	478,463
Total net revenues	$8,093,244	$10,258,132
As discussed in Note 10, the Company acquired rights to two new products: Omeclamox-Pak and Vaprisol. On October 28, 2013, Cumberland entered into an agreement with Pernix Therapeutics ("Pernix") to distribute and promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to record the revenue of this product and effective January 2014 Cumberland began distributing Omeclamox-Pak and promoting it to gastroenterologists across the United States. On February 28, 2014, Cumberland entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire certain product rights, intellectual property and related assets of Vaprisol®. The Company began selling Vaprisol in March 2014.
As part of the November 12, 2012 settlement agreement with Paddock Laboratories, LLC ("Paddock") and Perrigo Company ("Perrigo"), Cumberland supplies Perrigo with an authorized generic version of the Company's Acetadote product. Acetadote product revenue for the three months ended March 31, 2014 includes $1.3 million in its share of the Acetadote generic distributed by Perrigo, and $3.0 million for the three months ended March 31, 2013.
Other Revenues
During the first three months of 2013, the Company entered into three new agreements with international partners for commercialization of certain of its products into additional international territories. As a result of the new agreements, Cumberland recognized approximately $0.4 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during the three months ended March 31, 2013. For the full year of 2013, the Company entered into a total of six new agreements with international partners and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd ("Gloria"), a Chinese pharmaceutical company, to extend its territory.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the licensing agreements, Cumberland is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The 2013 agreements provide for up to $0.6 million in milestone payments related to regulatory approvals and up to $4.0 million in milestone payments related to total and annual product sales. As of March 31, 2014, Cumberland has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.
(5) INVENTORIES
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the relationship with the manufacturer or packager, the Company will either take title to the finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale. Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value.
Caldolor inventory represented the majority of net inventory on hand at March 31, 2014 and December 31, 2013, and had varying original expiration dates that begin in the second quarter of 2014 and extend through January 2016. During 2013, the Company provided stability data to the Food and Drug Administration ("FDA") supporting that the Caldolor product expiration dates may be extended by up to a year. In January 2014, the FDA notified the Company that it had approved its request to extend the original shelf life of the Caldolor 800mg vials from five to six years.
At March 31, 2014 and December 31, 2013, the Company has recognized cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $3.4 million and $3.5 million, respectively. If actual sales in future periods are less than projected sales, the Company may incur additional obsolescence losses.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient for Kristalose and maintains the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods.
As of March 31, 2014 and December 31, 2013, inventory was comprised of the following:

	March 31, 2014	December 31, 2013
Raw materials	$2,784,991	$2,025,020
Finished goods	4,637,154	3,697,862
Total	$7,422,145	$5,722,882

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the first three months of 2014 and 2013, the Company repurchased 193,486 shares and 433,166 shares of common stock for approximately $0.9 million and $1.9 million, respectively.
Restricted Share Grants
During 2014, the Company issued approximately 175,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

Debt Agreement
In August 2011, the Company entered into a Fifth Amended and Restated Loan Agreement with its primary lender (the "Agreement") to provide for an increase in the line of credit to $10 million. The credit facility may be increased up to $20 million upon the satisfaction of certain conditions. The interest rate is the LIBOR Daily Floating Rate plus an Applicable Margin, as those terms are defined in the Agreement (2.15% at March 31, 2014). In addition, a commitment fee of 0.25% per annum is charged on the unused line of credit. The credit facility was extended to expire on December 31, 2014. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. The Company did not have any outstanding principal amounts on the credit facility at March 31, 2014 or December 31, 2013.
Under the Agreement, the Company is subject to certain financial covenants including, but not limited to, maintaining a Leverage Ratio and Interest Coverage Ratio, as those terms are defined in the Agreement, that are determined on a quarterly basis.
During March 2014 and May 2014, the Company and its primary lender amended certain provisions of the Agreement related to the aggregate ownership of the Company's common stock over 30% and certain financial covenants. As of March 31, 2014, the Company is in compliance with all covenants.
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
(7) INCOME TAXES
At March 31, 2014, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $43.2 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in it paying minimal income taxes in each of the years 2009 through 2013. The Company expects to pay minimal income taxes in 2014 through utilization of these net operating loss carryforwards.
(8) COLLABORATIVE AGREEMENTS
We are a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined that these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of operations and comprehensive income.
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012 and 2013, that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and have additional pending patent applications relating to Acetadote. The Company continues to consider its legal options and intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(10) NEW PRODUCTS
Omeclamox-Pak
On October 28, 2013, the Company entered into an agreement with Pernix to distribute and promote Omeclamox-Pak. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. Under the terms of the agreement, the Company promotes the product to gastroenterologists across the United States and Pernix promotes the product through its specialty sales force focusing on select primary care physicians. The companies cooperate in the marketing and other activities needed to support the commercialization of the brand. The Company paid an upfront payment of $4.0 million to Pernix on October 29, 2013. There are additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to Pernix. The Company also makes royalty payments to Pernix to reflect their ongoing sales promotional efforts.
The $4.0 million upfront payment the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032.
Vaprisol
On February 28, 2014, the Company acquired certain product rights, intellectual property and related assets of Vaprisol from Astellas. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia. The Company provided an upfront payment of $2.0 million to Astellas at closing. There is an additional milestone payment due forty-five days after the first anniversary date of the closing of the transaction of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. Cumberland's acquisition of Vaprisol is accounted for as a business combination and the product is included in the results of operations since the acquisition date.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed as of the acquisition date for Vaprisol:

Intellectual property intangible assets	$2,990,000
Inventories	1,410,000
Acquired contingent liabilities	(400,000)
Contingent consideration obligation	(2,000,000)
Total net assets acquired	$2,000,000
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. Vaprisol contributed $0.3 million in net revenues during the three months ended March 31, 2014. The pro-forma effects of the acquisition on the condensed consolidated financial statements were not material for disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 19 through 34, and “Special Note Regarding Forward-Looking Statements” on page 34 of our Annual Report on Form 10-K for the year ended December 31, 2013. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q.

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” "we," "our," or the “Company” ), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We market and sell our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning,

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever,

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation,

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for Helicobacter pylori (H. pylori) infection and duodenal ulcer disease,

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, and

•	Hepatoren®(ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).
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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing products while continuing to build a portfolio of new, differentiated products. Specifically, we expect to grow by executing the following plans:

•
Continue to internally develop a line of late stage product candidates that address unmet medical needs. Our development team that has successfully registered our Acetdote and Caldolor products is working to identify and develop new late stage product candidates. Those efforts have led to the advancement of Hepatoren into a multicenter Phase II study. We will also continue to explore opportunities for label expansion to bring our marketed products to new patient populations.

•
Expand our product portfolio by acquiring rights to additional marketed products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary products. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. The addition of Omeclamox-Pak and Vaprisol reflects our strategy and commitment to selectively expanding our product portfolio as both meet our acquisition criteria.

•
Expand our global presence through select international partnerships. We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are building a network of select international partners to register our products and make them available to patients in their countries. We will continue to expand our network of international partners and continue to support our partners’ registration and commercialization efforts in their respective territories.

•
Develop a pipeline of early-stage products through Cumberland Emerging Technologies. In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities at Cumberland Emerging Technologies ("CET”), our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them.

We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. In 2009, we completed an initial public offering of our common stock and listing of our shares on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents following their filing with the SEC. These filings are also made available to the public by the SEC at www.sec.gov.

Recent Developments and Highlights

Omeclamox®-Pak
Launch of Omeclamox-Pak
We launched our promotion and distribution efforts to support Omeclamox-Pak in early 2014. Our field sales force promotes Omeclamox-Pak to the gastroenterologist segment, which accounts for the largest component of the prescriber base for this product. Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin. Omeclamox-Pak is the first FDA approved triple therapy combination medication to contain omeprazole as the proton pump inhibitor, which works to decrease the amount of acid the stomach produces. Clarithromycin and amoxicillin are both antibiotic agents which hinder the growth of H. pylori. Interaction of these agents allows the stomach lining to heal effectively. The medications are packaged together on convenient daily dosing cards, making it simple to follow the twice a day dosing before meals.
While there are competing products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the competing branded products, Omeclamox-Pak has the lowest pill burden, fewest days of therapy and the lowest cost. Our involvement with Omeclamox-Pak was effective October 2013, through an agreement with Pernix Therapeutics ("Pernix"). Pernix continues to promote the product through its specialty sales force focusing on select primary care physicians. We are responsible for the marketing, sale and distribution of the product. Omeclamox-Pak contributed $1.1 million in product revenue for the three months ended March 31, 2014.

Vaprisol®
Acquisition of Vaprisol
In February 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire certain product rights, intellectual property and related assets of Vaprisol. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered treatment.
Hyponatremia, an imbalance of serum sodium to body water, is the most common electrolyte disorder among hospitalized patients. These electrolyte disturbances occur when the sodium ion concentration in the plasma is lower than normal and are often associated with a variety of critical care conditions including congestive heart failure, liver failure, kidney failure and pneumonia. Vaprisol raises serum sodium to appropriate levels and promotes free water secretion.
Upon acquisition of Vaprisol during the first quarter of 2014, we became responsible for the product’s commercial supply, distribution and medical support. Included in the purchased assets are the regulatory approvals for Vaprisol, including two New Drug Applications or NDA’s and two Investigational New Drug Applications or IND’s. As part of the transaction we assumed responsibility to complete two Phase IV clinical studies.
We believe that Vaprisol, an injectable hospital product, used in the critical care setting, is an excellent strategic fit for Cumberland as it overlays well with the existing efforts of our sales organization. We re-launched active promotion of the brand in early May 2014 by our hospital sales force, which also features our Caldolor and Acetadote products. We began shipping Vaprisol in early March 2014 and the product contributed $0.3 million in revenue during the first quarter of 2014.
International Agreement
In April 2014, we received approximately $1 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”) for their participation in Cumberland Emerging Technologies Inc. (“CET”). As a result, Gloria received shares representing approximately a 12.5% interest in CET. As part of this transaction Gloria will have the first right to negotiate a license to CET products for the Chinese market. The funds from this new investment will be used to accelerate the development of CET product candidates.
Caldolor®
Caldolor Pediatric Presentation
Data from our Caldolor pediatric fever study was presented at the Society of Pediatric Anesthesiology meeting in Ft. Lauderdale, Florida in March 2014. The presentation entitled “A Multi-Center, Open-Label, Parallel, Active-Comparator, Multiple Dose Trial to Determine the Efficacy, Safety, and Pharmacokinetics of Intravenous Ibuprofen in Pediatric Patients” was presented by Dr. Samia N. Khalil, M.D., Department of Anesthesiology, the University of Texas Medical School at Houston. The meeting was co-sponsored by the Society for Pediatric Anesthesia and the American Academy of Pediatrics Section on Anesthesiology and Pain Medicine.
The pediatric study met its primary endpoint demonstrating that Caldolor was associated with a statistically significant reduction in temperature within the first 2 hours of dosing when compared to acetaminophen. Equally important, no safety concerns were observed during the study. During the study, febrile hospitalized children ranging in age from less than 1 year to 16 years, were administered Caldolor (ibuprofen) injection or oral or rectal acetaminophen as a single or multiple dose therapy for up to five days. One hundred and three patients were enrolled in this multi-center, randomized, open-label active comparator study. The pediatric patients received either 10 mg/kg intravenous ibuprofen (not to exceed 400 mg per dose) or 10 mg/kg acetaminophen (not to exceed 650 mg per dose).
Acetadote®
Acetadote Patents
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA. Since 2012, the United States Patent and Trademark Office (the “USPTO”) has issued the following patents to us associated with Acetadote:

Date issued	U.S. Patent number	Expiration	Patent claims
April 2012	8,148,356	May 2026	Acetadote formulation and composition of matter
March 2013	8,399,445	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
February 2014	8,653,061	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose

In February 2014, we also received a notice of allowance for additional claims associated with Acetadote directed to the administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the formulation. We are continuing to seek additional claims to protect our intellectual property associated with Acetadote and have additional patent applications relating to Acetadote which are pending with the USPTO. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights. Information and discussion regarding our Acetadote patent defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2013, which is incorporated by reference herein. We have no recent developments that would impact those disclosures.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 40 through 43 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net revenues. Net revenues for the three months ended March 31, 2014 were approximately $8.1 million compared to $10.3 million for the three months ended March 31, 2013. The change was attributable to a decrease in Acetadote product revenue of $4.5 million. This decrease was partially offset by increased revenues among the balance of our products, including an increase in Kristalose product revenue of $1.3 million. We also generated revenues of $1.1 million and $0.3 million from our new products, Omeclamox-Pak and Vaprisol, respectively.
The 59.5% increase in Kristalose revenue was primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.
The decrease in Acetadote net revenue was due to decreased sales volume of the branded Acetadote product largely as a result of increasing generic competition. Our Acetadote product revenue also included $1.3 million in sales of our authorized generic in 2014 and $3.0 million in 2013.
Cost of products sold. As a percentage of net revenues, cost of products sold increased to 13.0% during the three months ended March 31, 2014 compared to 10.8% during the three months ended March 31, 2013. The increase in costs of sales as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the three months ended March 31, 2014 totaled approximately $3.6 million, which was a decrease from the prior year's expense of $3.7 million. Our selling and marketing efforts continue to be refined under our commercial strategy, including the promotion of our recently added products.
Research and development. Research and development costs for the three months ended March 31, 2014 totaled approximately $0.8 million, compared to $1.4 million in the three months ended March 31, 2013, representing a decrease of approximately $0.6 million, or 43.0%. This change is a result of decreased product development and clinical study costs during 2014 compared to 2013 following the conclusion of clinical studies related to Caldolor.
General and administrative. General and administrative expense was $1.9 million for the three months ended March 31, 2014, compared to $2.6 million for first quarter of 2013. The $0.7 million decrease was driven by reductions in salary expense and consulting fees. We also experienced a decrease in inventory donations compared to the first quarter of 2013 when we incurred $0.1 million in expense for inventory donations made for humanitarian needs.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2014 totaled approximately $0.3 million, representing an increase of approximately $0.2 million over the three months ended March 31, 2013. The increase was primarily due to increased capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the three months ended March 31, 2014 totaled approximately $0.2 million, representing a decrease in expense of approximately $0.4 million, from the same period in 2013. As a percentage of income before income taxes, income tax expense was 40.6% for the three months ended March 31, 2014 compared to 39.9% for the same period last year.

As of March 31, 2014, we have approximately $43.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the three months ended March 31, 2014 and 2013, we generated $1.0 million and $1.7 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At March 31, 2014 and December 31, 2013, we had approximately $13.5 million and $14.0 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$39,047,959	$40,869,457
Marketable securities	13,531,808	14,019,761
Total cash, cash equivalents and marketable securities	$52,579,767	$54,889,218

Working capital (current assets less current liabilities)	$57,916,274	$61,133,945
Current ratio (multiple of current assets to current liabilities)	6.1	9.1

Revolving line of credit availability	$10,000,000	$10,000,000
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31,
	2014	2013

Net cash provided by (used in):
Operating activities	$982,572	$1,670,651
Investing activities	(2,072,495)	(3,305,169)
Financing activities	(731,575)	(1,505,319)
Net decrease in cash and cash equivalents	$(1,821,498)	$(3,139,837)

The decrease in cash and cash equivalents for the three months ended March 31, 2014 was mainly attributable to our $2.0 million acquisition of Vaprisol. The cash used in these investing activities was partially offset by net proceeds of $0.3 million associated with our investment activities in marketable securities. In addition, we continue to repurchase shares of our common stock, totaling $0.9 million during the period. Cash provided by operating activities of $1.0 million, including net income of $0.3 million, partially offset the cash used by investing and financing activities.
The net decrease in cash and cash equivalents for the three months ended March 31, 2013 was primarily attributable to the $2.3 million net investment in certain government and government-backed securities. We also repurchased shares of our common stock totaling $1.9 million during the period. These decreases were partially offset by $0.8 million in net income.
As of March 31, 2014, we have approximately $43.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

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
During 2012, we analyzed our return on our investments and determined investing in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDNs, which allows us to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $13.5 million in marketable securities outstanding at March 31, 2014, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million
The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin, as defined in the debt agreement (2.15% at March 31, 2014). As of March 31, 2014, no borrowings were outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad. As of March 31, 2014, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2014 and 2013. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On April 14, 2014, we filed with the American Arbitration Association a request for arbitration with Mylan Inc., Mylan Institutional LLC, Mylan Pharma Group Limited, and Mylan Teoranta (collectively, “Mylan”).  We are seeking to arbitrate claims against Mylan in connection with our Alliance Agreement dated January 15, 2002, and Manufacturing and Supply Agreement as amended April 25, 2011, which require that Mylan and its affiliates manufacture and supply acetylcysteine drug product, including Acetadote, for us exclusively until April 2016.  We have asserted in the request for arbitration claims against Mylan for breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment and seek monetary damages or to enjoin Mylan and its affiliates from selling or supplying acetylcysteine drug product to another entity or person until April 2016.
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2013, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 19 through 34 in our Annual Report on Form 10-K for the year ended December 31, 2013 under the section titled “Risk Factors.” There have been no material changes from the risk factors previously discussed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our purchase of Cumberland equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	53,063		$5.00	53,063	$5,337,068
February	51,221		4.77	51,221	5,092,706
March	89,202	(1)	4.60	89,202	4,682,710
Total	193,486			193,486

(1)	Of this amount, 41,232 shares were repurchased directly in a private purchase at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: May 12, 2014	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer