Form 10-Q
period 2014-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2014-08-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common stock, no par value	17,577,699

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,050,841	$40,869,457
Marketable securities	14,825,632	14,019,761
Accounts receivable, net of allowances	6,014,477	4,530,424
Inventories	6,996,843	5,722,882
Other current assets	3,744,244	3,537,191
Total current assets	70,632,037	68,679,715
Property and equipment, net	726,868	880,647
Intangible assets, net	19,073,458	15,498,819
Other assets	3,036,301	2,554,557
Total assets	$93,468,664	$87,613,738
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,220,194	$2,035,853
Other current liabilities	7,642,960	5,509,917
Total current liabilities	11,863,154	7,545,770
Revolving line of credit	—	—
Other long-term liabilities	873,246	776,125
Total liabilities	12,736,400	8,321,895
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 17,660,367 and 17,985,503 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	63,529,644	63,073,941
Retained earnings	17,403,430	16,394,540
Total shareholders’ equity	80,933,074	79,468,481
Noncontrolling interests	(200,810)	(176,638)
Total equity	80,732,264	79,291,843
Total liabilities and equity	$93,468,664	$87,613,738
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues	$9,750,168	$7,081,088	$17,843,412	$17,339,220
Costs and expenses:
Cost of products sold	1,298,816	1,154,833	2,352,533	2,263,468
Selling and marketing	3,930,082	3,542,049	7,544,013	7,215,988
Research and development	861,154	1,386,904	1,687,527	2,835,622
General and administrative	2,140,249	1,855,201	4,037,466	4,430,940
Amortization	304,258	282,645	598,213	407,695
Total costs and expenses	8,534,559	8,221,632	16,219,752	17,153,713
Operating income (loss)	1,215,609	(1,140,544)	1,623,660	185,507
Interest income	29,544	48,982	96,887	141,359
Interest expense	(12,278)	(20,700)	(24,481)	(38,435)
Income (loss) before income taxes	1,232,875	(1,112,262)	1,696,066	288,431
Income tax (expense) benefit	(523,339)	463,408	(711,348)	(95,959)
Net income (loss)	709,536	(648,854)	984,718	192,472
Net loss at subsidiary attributable to noncontrolling interests	13,034	9,836	24,172	23,219
Net income (loss) attributable to common shareholders	$722,570	$(639,018)	$1,008,890	$215,691
Earnings (loss) per share attributable to common shareholders
- basic	$0.04	$(0.03)	$0.06	$0.01
- diluted	$0.04	$(0.03)	$0.06	$0.01
Weighted-average shares outstanding
- basic	17,743,395	18,405,522	17,825,174	18,580,891
- diluted	18,025,913	18,405,522	18,093,391	18,756,691

Comprehensive income (loss)	$709,536	$(648,854)	$984,718	$192,472
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$984,718	$192,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	800,231	610,052
Deferred tax expense	—	65,413
Share-based compensation	325,344	305,199
Excess tax benefit derived from exercise of stock options	(711,348)	(15,288)
Noncash interest expense	12,038	12,038
Noncash investment losses	181,950	62,323
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(1,484,052)	2,046,259
Inventory	136,039	124,061
Other current assets and other assets	(701,604)	59,877
Accounts payable and other current liabilities	2,165,828	(1,707,560)
Other long-term liabilities	109,244	37,479
Net cash provided by operating activities	1,818,388	1,792,325
Cash flows from investing activities:
Additions to property and equipment	(48,239)	(69,119)
Purchases of marketable securities	(3,254,903)	(4,371,508)
Proceeds from sale of marketable securities	2,267,082	1,481,682
Cash paid for acquisitions	(2,000,000)	—
Additions to intangible assets	(732,072)	(1,829,693)
Net cash used in investment activities	(3,768,132)	(4,788,638)
Cash flows from financing activities:
Net borrowings on line of credit	—	1,500,000
Exercise of stock options	—	(41,292)
Excess tax benefit derived from exercise of stock options	711,348	15,288
Sale of subsidiary shares to noncontrolling interest	1,000,005	—
Repurchase of common shares	(1,580,225)	(3,162,302)
Net cash provided by (used in) financing activities	131,128	(1,688,306)
Net decrease in cash and cash equivalents	(1,818,616)	(4,684,619)
Cash and cash equivalents at beginning of period	40,869,457	54,349,381
Cash and cash equivalents at end of period	$39,050,841	$49,664,762
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$450,781	$249,633
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2013	17,985,503	$63,073,941	$16,394,540	$(176,638)	$79,291,843
Share-based compensation	15,300	324,576	—	—	324,576
Exercise of options and related tax benefit	—	711,347	—	—	711,347
Sale of subsidiary shares to noncontrolling interest	—	1,000,005	—	—	1,000,005
Repurchase of common shares	(340,436)	(1,580,225)	—	—	(1,580,225)
Net income (loss)	—	—	1,008,890	(24,172)	984,718
Balance, June 30, 2014	17,660,367	$63,529,644	$17,403,430	$(200,810)	$80,732,264
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and six months ended June 30, 2014 and 2013.
Recent Accounting Guidance
In April 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance in the form of a FASB Accounting Standards Update on "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance becomes effective on January 1, 2015. Adoption is on a prospective basis.
In May 2014, the FASB issued amended guidance in the form of a FASB Accounting Standards Update on, "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which we will adopt the standard in 2017.
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
(2) MARKETABLE SECURITIES

The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2014 and December 31, 2013, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes the fair value of these marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$1,857,533	$—	$1,857,533	$2,829,809	$—	$2,829,809
U.S. Agency issued mortgage-backed securities – variable rate	—	3,896,871	3,896,871	—	3,049,754	3,049,754
U.S. Agency notes and bonds – fixed rate	—	2,747,151	2,747,151	—	1,496,700	1,496,700
SBA loan pools – variable rate	—	1,489,077	1,489,077	—	1,748,498	1,748,498
Municipal bonds – VRDN	4,835,000	—	4,835,000	4,895,000	—	4,895,000
Total fair value of marketable securities	$6,692,533	$8,133,099	$14,825,632	$7,724,809	$6,294,952	$14,019,761

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$722,570	$(639,018)
Denominator:
Weighted-average shares outstanding – basic	17,743,395	18,405,522
Dilutive effect of other securities	282,518	—
Weighted-average shares outstanding – diluted	18,025,913	18,405,522

	Six months ended June 30,
	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$1,008,890	$215,691
Denominator:
Weighted-average shares outstanding – basic	17,825,174	18,580,891
Dilutive effect of other securities	268,217	175,800
Weighted-average shares outstanding – diluted	18,093,391	18,756,691
As of June 30, 2014 and 2013, restricted stock awards and options to purchase 188,814 and 554,279 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Products:
Acetadote	$3,063,819	$4,146,974	$5,784,905	$11,398,968
Omeclamox-Pak	1,344,869	—	2,484,290
Kristalose	3,559,313	2,041,043	6,935,370	4,158,293
Vaprisol	1,071,433	—	1,369,765
Caldolor	626,684	615,547	1,129,082	1,025,971
Other	84,050	277,524	140,000	755,988
Total net revenues	$9,750,168	$7,081,088	$17,843,412	$17,339,220
As discussed in Note 10, the Company acquired rights to two new products and both Omeclamox-Pak and Vaprisol contributed to Cumberland's net revenue during 2014. On October 28, 2013, Cumberland entered into an agreement with Pernix Therapeutics ("Pernix") to distribute and promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to record the revenue of this product and effective January 2014 Cumberland began distributing Omeclamox-Pak and promoting it to gastroenterologists across the United States. On February 28, 2014, Cumberland entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire certain product rights, intellectual property and related assets of Vaprisol. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
In November 2012, the Company entered into a settlement agreement with Paddock Laboratories, LLC ("Paddock") and Perrigo Company ("Perrigo") involving an Acetadote patent. As part of the agreement, Cumberland supplies Perrigo with an

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of it's Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.8 million and $2.1 million for the second quarter of 2014 and 2013, respectively, and $3.2 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.
Other Revenues
In the second quarter of 2013, the Company entered into two agreements for the registration and commercialization of Caldolor outside the United States and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd ("Gloria") to extend Gloria's territory. Earlier in 2013, the Company entered into three agreements with international partners for commercialization of certain of its products into additional international territories. As a result of these agreements, Cumberland recognized approximately $0.6 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during the first half of 2013.
During the full year of 2013, the Company entered into a total of six new agreements and amended one agreement with international partners. The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulation. Under the licensing agreements, Cumberland is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The 2013 agreements provide for up to $0.6 million in milestone payments related to regulatory approvals and up to $4.0 million in milestone payments related to total and annual product sales. As of June 30, 2014, Cumberland has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.
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
Caldolor inventory on hand at June 30, 2014 and December 31, 2013 had varying original expiration dates that began in the second quarter of 2014 and extend through January 2016. During 2013, the Company provided stability data to the Food and Drug Administration ("FDA") supporting that the Caldolor product expiration dates may be extended by up to a year. In January 2014, the FDA notified the Company that it had approved its request to extend the original shelf life of the Caldolor 800mg vials from five to six years.
At June 30, 2014 and December 31, 2013, the Company has recognized cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $3.4 million and $3.5 million, respectively. If actual sales in future periods are less than projected sales, the Company may incur additional obsolescence losses.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient for Kristalose and maintains the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods.
As of June 30, 2014 and December 31, 2013, inventory was comprised of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,768,695	$2,025,020
Finished goods	4,228,148	3,697,862
Total	$6,996,843	$5,722,882

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the first six months of 2014 and 2013, the Company repurchased 340,436 shares and 676,551 shares of common stock for approximately $1.6 million and $3.2 million, respectively.
Restricted Share Grants
During the first half of 2014, the Company issued approximately 175,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income.
Cumberland Emerging Technologies
In April 2014, the Company received approximately $1.0 million from Gloria for its participation in Cumberland Emerging Technologies ("CET"). As a result, Gloria received shares in CET and will have the first right to negotiate a license to CET developed products for the Chinese market. Prior to April 2014, Cumberland owned 85% of CET, with the balance of the enterprise being owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, the Company also provided an additional investment in CET. Cumberland contributed $1.0 million in cash and provided $2.4 million in loan foregiveness to CET in exchange for newly issued shares. Upon completion of the additional investment by Gloria and Cumberland in April 2014, the Company’s ownership in CET is 80%. As a consolidated subsidiary, the Company reports the operating results of CET and allocates the noncontrolling interests to the non-majority partners.
New Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement (the "Agreement") with its previous primary lender which was to expire on December 31, 2014. There are no borrowings under the Loan Agreement at June 30, 2014 and it has a three year term expiring on June 26, 2017. The Loan Agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous Agreement. Similar to the previous Agreement, Cumberland has the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company is in compliance with all covenants at June 30, 2014.
The Company incurred no early termination penalties upon termination of the previous Agreement and incurred less than $0.1 million in deferred financing costs related to the new Loan Agreement, which will be amortized to interest expense using the effective interest method over the term of the Loan Agreement.
Previous Debt Agreement
The August 2011 Fifth Amended and Restated Loan Agreement carried an interest rate of the LIBOR Daily Floating Rate plus an applicable margin, as defined by the agreement (2.17% at December 31, 2013). Interest and an unused line of credit fee (0.25% per annum) were payable quarterly. There were no borrowings outstanding on the credit facility at December 31, 2013 or at any time during 2014.
Under the previous Agreement, the Company was subject to certain financial covenants including, but not limited to, maintaining a leverage ratio and interest coverage ratio, as defined in the Agreement. In March 2014 and May 2014, the previous Agreement was amended for certain provisions related to the aggregate ownership of the Company's common stock over 30% and certain other financial covenants. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all covenants.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(7) INCOME TAXES
At June 30, 2014, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $42.7 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in it paying minimal income taxes in each of the years 2009 through 2013. The Company expects to pay minimal income taxes in 2014 through utilization of these net operating loss carryforwards.
(8) COLLABORATIVE AGREEMENTS
Cumberland is a party to several collaborative arrangements with certain research institutions to identify and pursue promising pre-clinical pharmaceutical product candidates. The Company has determined that these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration (SBIR/STTR) grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from private sector investments and grants are recorded as net revenues in the condensed consolidated statements of operations and comprehensive income.
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012 and 2013, that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and have additional pending patent applications relating to Acetadote. The Company continues to consider its legal options and intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.  Also see the discussion of the Company's Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of the Company's Form 10-K for the year ended December 31, 2013, which is incorporated by reference herein.
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
The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $1.3 million and $2.5 million in net revenues during the three and six months ended June 30, 2014.

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
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. Vaprisol contributed $1.1 million and $1.4 million in net revenues during the three and six months ended June 30, 2014. The pro-forma effects of the acquisition on the condensed consolidated financial statements were not material for disclosure.

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
OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” “we,” “our,” or the “Company”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We market and sell our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.

Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning,

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever,

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation,

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for Helicobacter pylori (H. pylori) infection and duodenal ulcer disease,

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, and

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome (HRS).
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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing products while continuing to build a portfolio of new, differentiated products. Specifically, we expect to grow by executing the following plans:

•
Continue to internally develop a line of late stage product candidates that address unmet medical needs. Our development team that has successfully registered our Acetadote and Caldolor products is working to identify and develop new late stage product candidates. Those efforts have led to the advancement of Hepatoren into a multicenter Phase II study. We will also continue to explore opportunities for label expansion to bring our marketed products to new patient populations.

•
Expand our product portfolio by acquiring rights to additional marketed products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs, which we believe helps mitigate our exposure to risk, cost and time associated with drug discovery and research. We plan to continue to target products that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. The addition of Omeclamox-Pak and Vaprisol reflects our strategy and commitment to selectively expanding our product portfolio as both met our acquisition criteria.

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

•
Develop a pipeline of early-stage products through Cumberland Emerging Technologies. In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities at Cumberland Emerging Technologies ("CET”), our majority-owned subsidiary. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.

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

Vaprisol®
Launch of Vaprisol
In February 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire certain product rights, intellectual property and related assets of Vaprisol. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment.
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
We re-launched active promotion of the brand in early May 2014 utilizing our hospital sales force, which also features our Caldolor and Acetadote products.
Cumberland Emerging Technologies
In April 2014, we received approximately $1.0 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”) for their participation in CET. As a result, Gloria received shares in CET and joined the CET ownership group. As part of this transaction, Gloria will have the first right to negotiate a license to CET developed products for the Chinese market. The funds from this new investment are being used to support and accelerate the development of CET product candidates. CET’s lead product candidate is ifetroban which is being developed by Cumberland under the brand name Hepatoren. During the second quarter of 2014 we also filed and cleared an amendment to the existing IND with the FDA to begin to evaluate an oral formulation of ifetroban.
Prior to April 2014, we owned 85% of CET, with the balance of the enterprise being owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, we also provided an additional investment in CET through $1.0 million in cash and $2.4 million in loan foregiveness. Upon completion of the additional investment by Gloria and Cumberland in April 2014, our ownership in CET is 80%.
Caldolor®
Caldolor Pediatric Pain Study Published
Data from our Caldolor (ibuprofen) pediatric pain study was published in the May 2014 edition of Pediatric Anesthesia. The study was a multi-center, randomized, double-blind placebo-controlled, single dose trial of the safety and efficacy of intravenous ibuprofen for treatment of pain in pediatric patients undergoing tonsillectomy. The objective of the study was to determine whether administration of Caldolor prior to pediatric tonsillectomy surgery can significantly decrease the number of doses of narcotic following surgery when compared with placebo.
During the study a total of 161 pediatric patients undergoing tonsillectomy, ranging in age from 6 years to 17 years, were randomized to receive either a single dose of Caldolor or placebo prior to surgery. Postoperative pain was managed with intravenous narcotic on an as needed basis based on the visual analog scale (VAS) as well as deemed appropriate by the recovery room nurses and physicians. The primary endpoint was the number of doses and amount of narcotic administered following surgery.
The pediatric study indicated that there was a significant reduction in the number of postoperative doses and the amount of narcotic administered after surgery in the group that was administered Caldolor compared with the placebo group. There were no differences in the time to the first analgesia request or the number of patients who required analgesia after surgery. There were no significant differences in the incidence of serious adverse events. The study concluded that the administration of Caldolor significantly reduced narcotic use in pediatric tonsillectomy patients.
Caldolor Patents
On May 27, 2014, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,735,452 (the “452 Caldolor Patent”) which is assigned to us. The claims of the 452 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 452 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.

On June 23, 2014, we received a Notice of Allowance from the USPTO for a patent related to methods of treating pain using intravenous ibuprofen which is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.
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
The pediatric study met its primary endpoint demonstrating that Caldolor was associated with a statistically significant reduction in temperature within the first 2 hours of dosing when compared to acetaminophen. Equally important, no safety concerns were observed during the study. During the study, febrile hospitalized children ranging in age from less than 1 year to 16 years, were administered Caldolor injection or oral or rectal acetaminophen as a single or multiple dose therapy for up to five days. One hundred and three patients were enrolled in this multi-center, randomized, open-label active comparator study. The pediatric patients received either 10 mg/kg intravenous ibuprofen (not to exceed 400 mg per dose) or 10 mg/kg acetaminophen (not to exceed 650 mg per dose).

Acetadote®
Acetadote Patents
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA. Since 2012, the USPTO has issued the following patents to us associated with Acetadote:

Date issued	U.S. Patent number	Expiration	Patent claims
April 2012	8,148,356	May 2026	Acetadote formulation and composition of matter
March 2013	8,399,445	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
February 2014	8,653,061	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
May 2014	8,722,738	April 2032	Administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the formulation

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

RESULTS OF OPERATIONS
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net revenues. Net revenues for the three months ended June 30, 2014 were approximately $9.8 million compared to $7.1 million for the three months ended June 30, 2013, representing an increase of $2.7 million, or 37.7%. This significant revenue increase was driven primarily by increases in Kristalose product revenue of $1.5 million, Omeclamox-Pak revenue of $1.3 million and Vaprisol revenue of $1.1 million. A decrease in Acetadote product revenue of $1.1 million partially offset this increase.
Kristalose revenue increased 74.4% over the prior year primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.
The decrease in Acetadote net revenue was due to decreased sales volume of the branded Acetadote product largely as a result of generic competition. In addition, our Acetadote product revenue for the second quarter of 2014 included $1.8 million in revenue resulting from sales of our Authorized Generic distributed by Perrigo, compared to $2.1 million in the same period last year.
Cost of products sold. As a percentage of net revenues, cost of products sold decreased to 13.3% during the three months ended June 30, 2014 compared to 16.3% during the three months ended June 30, 2013. The decrease in costs of sales as a percentage of revenue was attributable to a change in the product sales mix and increased pricing.
Selling and marketing. Selling and marketing expense for the three months ended June 30, 2014 totaled approximately $3.9 million, which was an increase from the prior year's expense of $3.5 million, primarily due to the $0.3 million increase in Omeclamox product royalties. Our selling and marketing efforts continue to be refined under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs for the second quarter of 2014 were $0.9 million, compared to $1.4 million for the same period last year, representing a decrease of approximately $0.5 million, or 37.9%. This change is a result of decreased product development and clinical study costs during 2014 compared to 2013 following the conclusion of clinical studies related to Caldolor.
General and administrative. General and administrative expense was $2.1 million for the three months ended June 30, 2014, compared to $1.9 million for second quarter of 2013. The $0.2 million increase was driven by increases in salary wages and benefits costs during the quarter. We continue to realign the organization to reflect the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2014 totaled approximately $0.3 million, which was relatively consistent with the prior year.
Income tax (expense) benefit. Income tax expense for the three months ended June 30, 2014 totaled approximately $0.5 million, compared to an income tax benefit of $0.5 million in second quarter of 2013, representing an increase in expense of approximately $1.0 million. The increase was the result of pretax income in the second quarter of 2014 compared to pretax loss in the prior year. As a percentage of income before income taxes, income tax expense was 42.4% for the three months ended June 30, 2014 compared to 41.7% for the three months ended June 30, 2013.

As of June 30, 2014, we have approximately $42.7 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013
Net revenues. Net revenues for the six months ended June 30, 2014 were approximately $17.8 million compared to $17.3 million for the six months ended June 30, 2013, representing an increase of $0.5 million or 2.9%. This revenue increase was driven primarily by increases in Kristalose product revenue of $2.8 million, Omeclamox-Pak revenue of $2.5 million and Vaprisol revenue of $1.4 million during the first half of 2014. A decrease in Acetadote product revenue of $5.6 million partially offset this increase.
Kristalose revenue increased 66.8% over the prior year primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.

The decrease in Acetadote net revenue was due to decreased sales volume of the branded Acetadote product largely as a result of generic competition. In addition, our Acetadote product revenue for 2014 included $3.2 million in revenue resulting from sales of our Authorized Generic, compared to $5.0 million of such revenue last year.
We recognized $0.6 million of other revenue in the six months ended June 30, 2013 as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold was 13.2% during the six months ended June 30, 2014, which was consistent with 13.1% in the prior year. The slight increase in costs of sales as a percentage of revenue was attributable to a change in the sales mix.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2014 was $7.5 million, compared to $7.2 million for the six months ended June 30, 2013, representing an increase of $0.3 million, or 4.5%. This increase was primarily due to the $0.5 million increase in Omeclamox product royalties, offset by reductions in our salary expenses. Our selling and marketing efforts continue to be refined under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs for the six months ended June 30, 2014 were $1.7 million, compared to $2.8 million for the same period last year, representing a decrease of approximately $1.1 million, or 40.5%. This change is a result of decreased product development and clinical study costs during 2014 compared to 2013 following the conclusion of clinical studies related to Caldolor.
General and administrative. General and administrative expense for the six months ended June 30, 2014 totaled approximately $4.0 million, compared to $4.4 million in the same period last year. The $0.4 million decrease was attributable to salary expenses and consulting fees. We continue to realign the organization to reflect the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization expense for the first half of 2014 was $0.6 million compared to $0.4 million in the first half of 2013, representing an increase of $0.2 million. The increase was primarily due to increased product rights, capitalized patents and patent defense costs.

Income tax expense. Income tax expense for the six months ended June 30, 2014 totaled approximately $0.7 million, representing an increase of $0.6 million over the $0.1 million for the six months ended June 30, 2013. As a percentage of income before income taxes, income tax expense was 41.9% for the the first half of 2014 compared to 33.3% for the same period last year. The decrease in income tax rate for the six months ended June 30, 2013 was primarily due to the reinstatement of the U.S. research and development tax credit during 2013.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For both the six months ended June 30, 2014 and 2013, we generated $1.8 million in cash flow from operations. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At June 30, 2014 and December 31, 2013, we had approximately $14.8 million and $14.0 million invested in marketable securities, respectively.

The following table summarizes our liquidity and working capital as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$39,050,841	$40,869,457
Marketable securities	14,825,632	14,019,761
Total cash, cash equivalents and marketable securities	$53,876,473	$54,889,218

Working capital (current assets less current liabilities)	$58,768,883	$61,133,945
Current ratio (multiple of current assets to current liabilities)	6.0	9.1

Revolving line of credit availability	$12,000,000	$10,000,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2014 and June 30, 2013:

	Six months ended June 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$1,818,388	$1,792,325
Investing activities	(3,768,132)	(4,788,638)
Financing activities	131,128	(1,688,306)
Net decrease in cash and cash equivalents	$(1,818,616)	$(4,684,619)

The decrease in cash and cash equivalents for the six months ended June 30, 2014 was mainly attributable to our $2.0 million acquisition of Vaprisol which is included in investing activities. We also used cash in investing activities as we increased our net investment in marketable securities by $1.0 million. Our financing activities include the $1.0 million investment Gloria made in CET and the repurchase of shares of our common stock totaling $1.6 million during the six months ended June 30, 2014. Cash provided by operating activities was $1.8 million and included net income of $1.0 million.
The net decrease in cash and cash equivalents for the six months ended June 30, 2013 was primarily attributable to the $2.9 million net investment in certain government and government-backed securities. We also repurchased shares of our common stock totaling $3.2 million during the period. These decreases were partially offset by $0.2 million in net income.
As of June 30, 2014, we have approximately $42.7 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with our previous primary lender which was to expire on December 31, 2014. There are no borrowings under the Loan Agreement at June 30, 2014. The Loan Agreement provides for an aggregate principal amount of up to $20 million and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous agreement. We have the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. Our interest rate is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. We are in compliance with all covenants at June 30, 2014.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

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
During 2012, we analyzed our return on our investments and determined investing in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $14.8 million in marketable securities outstanding at June 30, 2014, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of June 30, 2014, no borrowings were outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad. As of June 30, 2014, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2014 and 2013. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

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
Item 1a. Risk Factors
Information Information regarding risk factors appears on pages 19 through 33 in our Annual Report on Form 10-K for the year ended December 31, 2013 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2013 and has been updated for recent developments:
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
On May 13, 2014, the USPTO issued U.S. Patent number 8,722,738 (the “738 Acetadote Patent”) which is assigned to us. The claims of the 738 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 738 Acetadote Patent was listed in the FDA Orange Book and it is scheduled to expire in April 2032.
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
We have U.S. Patent number 6,727,286 (the “286 Caldolor Patent”) and related international patents which include composition of matter claims that encompass the Caldolor formulation and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The 286 Caldolor U.S.Patent is listed in the FDA Orange Book and expires in November of 2021.

On May 27, 2014, the USPTO issued U.S. Patent number 8,735,452 (the “452 Caldolor Patent”) which is assigned to us. The claims of the 452 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 452 Caldolor Patent was listed in the FDA Orange Book. The 452 Caldolor Patent is scheduled to expire in September 2029.
On June 23, 2014, we received a Notice of Allowance from the USPTO for a patent relating to methods of treating pain using intravenous ibuprofen and which is scheduled to expire in September 2029. We also have additional patent applications relating to Caldolor which are pending with the USPTO and may or may not be issued.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	38,900	$4.50	38,900	$4,507,602
May	41,281	4.45	41,281	4,323,983
June	66,769	4.52	66,769	4,022,068
Total	146,950		146,950

Item 6. Exhibits

No.	Description

10.33	Revolving Credit Loan Agreement, dated June 26, 2014, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: August 8, 2014	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer