Form 10-Q
period 2014-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2014-11-07
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common stock, no par value	17,358,071

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,644,081	$40,869,457
Marketable securities	14,634,302	14,019,761
Accounts receivable, net of allowances	5,296,114	4,530,424
Inventories	6,130,722	5,722,882
Other current assets	4,444,753	3,537,191
Total current assets	70,149,972	68,679,715
Property and equipment, net	731,129	880,647
Intangible assets, net	19,997,795	15,498,819
Other assets	3,025,236	2,554,557
Total assets	$93,904,132	$87,613,738
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,205,233	$2,035,853
Other current liabilities	8,950,250	5,509,917
Total current liabilities	12,155,483	7,545,770
Revolving line of credit	—	—
Other long-term liabilities	863,356	776,125
Total liabilities	13,018,839	8,321,895
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 17,423,825 and 17,985,503 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	62,953,489	63,073,941
Retained earnings	18,149,350	16,394,540
Total shareholders’ equity	81,102,839	79,468,481
Noncontrolling interests	(217,546)	(176,638)
Total equity	80,885,293	79,291,843
Total liabilities and equity	$93,904,132	$87,613,738
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues	$9,729,047	$6,528,575	$27,572,459	$23,867,795
Costs and expenses:
Cost of products sold	1,339,723	1,030,943	3,692,256	3,294,411
Selling and marketing	3,821,953	3,410,205	11,365,966	10,626,193
Research and development	934,783	1,440,584	2,622,310	4,276,206
General and administrative	2,158,057	1,958,629	6,195,523	6,389,569
Amortization	485,493	202,982	1,083,706	610,677
Total costs and expenses	8,740,009	8,043,343	24,959,761	25,197,056
Operating income (loss)	989,038	(1,514,768)	2,612,698	(1,329,261)
Interest income	108,005	20,350	204,892	161,709
Interest expense	(26,877)	(24,286)	(51,358)	(62,721)
Income (loss) before income taxes	1,070,166	(1,518,704)	2,766,232	(1,230,273)
Income tax (expense) benefit	(340,982)	686,209	(1,052,330)	590,250
Net income (loss)	729,184	(832,495)	1,713,902	(640,023)
Net loss at subsidiary attributable to noncontrolling interests	16,736	12,553	40,908	35,772
Net income (loss) attributable to common shareholders	$745,920	$(819,942)	$1,754,810	$(604,251)
Earnings (loss) per share attributable to common shareholders
- basic	$0.04	$(0.04)	$0.10	$(0.03)
- diluted	$0.04	$(0.04)	$0.10	$(0.03)
Weighted-average shares outstanding
- basic	17,544,905	18,233,407	17,730,715	18,420,465
- diluted	17,848,110	18,233,407	17,990,561	18,420,465

Comprehensive income (loss) attributable to common shareholders	745,920	(819,942)	1,754,810	(604,251)
Net loss at subsidiary attributable to noncontrolling interests	16,736	12,553	40,908	35,772
Total comprehensive income (loss)	$729,184	$(832,495)	$1,713,902	$(640,023)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,713,902	$(640,023)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,383,611	917,012
Deferred tax benefit	(36,255)	(76,332)
Share-based compensation	542,118	480,806
Excess tax (benefit) expense derived from exercise of stock options	(1,077,099)	511,908
Noncash interest expense	12,038	12,038
Noncash investment losses	138,627	135,296
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(765,689)	1,822,786
Inventory	1,002,160	782,742
Other current assets and other assets	(1,354,793)	(177,754)
Accounts payable and other current liabilities	2,293,818	(2,942,455)
Other long-term liabilities	105,416	112,737
Net cash provided by operating activities	3,957,854	938,761
Cash flows from investing activities:
Additions to property and equipment	(150,387)	(92,435)
Purchases of marketable securities	(3,754,903)	(4,371,508)
Proceeds from sale of marketable securities	3,001,735	1,758,906
Cash paid for acquisitions	(2,000,000)	—
Additions to intangible assets	(1,617,874)	(2,600,266)
Net cash used in investment activities	(4,521,429)	(5,305,303)
Cash flows from financing activities:
Net borrowings on line of credit	—	500,000
Exercise of stock options	—	(41,292)
Excess tax benefit (expense) derived from exercise of stock options	1,077,099	(511,908)
Sale of subsidiary shares to noncontrolling interest	1,000,005	—
Repurchase of common shares	(2,738,905)	(3,918,436)
Net cash used in financing activities	(661,801)	(3,971,636)
Net decrease in cash and cash equivalents	(1,225,376)	(8,338,178)
Cash and cash equivalents at beginning of period	40,869,457	54,349,381
Cash and cash equivalents at end of period	$39,644,081	$46,011,203
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$974,809	$230,522
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2013	17,985,503	$63,073,941	$16,394,540	$(176,638)	$79,291,843
Share-based compensation	15,300	541,349	—	—	541,349
Exercise of options and related tax benefit	—	1,077,099	—	—	1,077,099
Sale of subsidiary shares to noncontrolling interest	—	1,000,005	—	—	1,000,005
Repurchase of common shares	(576,978)	(2,738,905)	—	—	(2,738,905)
Net income (loss)	—	—	1,754,810	(40,908)	1,713,902
Balance, September 30, 2014	17,423,825	$62,953,489	$18,149,350	$(217,546)	$80,885,293
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company," "Cumberland," or in certain context "our" or "we") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2013 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and nine months ended September 30, 2014 and 2013.
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
Accounting Policies:
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and other available information. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory and (3) the projection of future taxable income for the realization of deferred tax assets.

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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2014 and December 31, 2013, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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
The Company's fair values of marketable securities are determined based on valuations provided by a third-party pricing service, as derived from such services' pricing models, and are considered either Level 1 or Level 2 measurements, depending on the nature of the investment. The Company has no marketable securities in which the fair value is determined based on Level 3 measurements. The level of management judgment required in evaluating fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments valued using valuation models that are standard across the industry and whose parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Based on the information available, the Company believes that the valuations provided by the third-party pricing service, as derived from such services' pricing models, are representative of prices that would be received to sell the assets at the measurement date (exit prices). There were no transfers of assets between levels within the fair value hierarchy.
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$1,355,823	$—	$1,355,823	$2,829,809	$—	$2,829,809
U.S. Agency issued mortgage-backed securities – variable rate	—	3,755,206	3,755,206	—	3,049,754	3,049,754
U.S. Agency notes and bonds – fixed rate	—	3,239,513	3,239,513	—	1,496,700	1,496,700
SBA loan pools – variable rate	—	1,448,760	1,448,760	—	1,748,498	1,748,498
Municipal bonds – VRDN	4,835,000	—	4,835,000	4,895,000	—	4,895,000
Total fair value of marketable securities	$6,190,823	$8,443,479	$14,634,302	$7,724,809	$6,294,952	$14,019,761

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$745,920	$(819,942)
Denominator:
Weighted-average shares outstanding – basic	17,544,905	18,233,407
Dilutive effect of other securities	303,205	—
Weighted-average shares outstanding – diluted	17,848,110	18,233,407

	Nine months ended September 30,
	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$1,754,810	$(604,251)
Denominator:
Weighted-average shares outstanding – basic	17,730,715	18,420,465
Dilutive effect of other securities	259,846	—
Weighted-average shares outstanding – diluted	17,990,561	18,420,465
As of September 30, 2014 and 2013, restricted stock awards and options to purchase 187,248 and 554,279 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Products:
Acetadote	$3,242,014	$3,770,302	$9,026,919	$15,169,270
Omeclamox-Pak	996,974	—	3,481,264
Kristalose	3,967,885	2,207,586	10,903,255	6,365,879
Vaprisol	653,070	—	2,022,835
Caldolor	821,024	484,651	1,950,106	1,510,622
Other	48,080	66,036	188,080	822,024
Total net revenues	$9,729,047	$6,528,575	$27,572,459	$23,867,795
As discussed in Note 10, the Company acquired rights to two new products, Omeclamox-Pak and Vaprisol, and both contributed to Cumberland's net revenue during 2014. On October 28, 2013, Cumberland entered into an agreement with Pernix Therapeutics ("Pernix") to distribute and promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to record the revenue of this product and effective January 2014 Cumberland began distributing Omeclamox-Pak and promoting it to gastroenterologists across the United States. On February 28, 2014, Cumberland entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
In November 2012, the Company entered into a settlement agreement with Paddock Laboratories, LLC ("Paddock") and Perrigo Company ("Perrigo") involving an Acetadote patent. As part of the agreement, Cumberland supplies Perrigo with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.4 million and $1.9 million for the third quarter of 2014 and 2013, respectively, and $4.6 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Other Revenues
During the first half of 2013, the Company entered into five new agreements with international partners for commercialization of certain of the Company's products into additional international territories and amended its agreement with Harbin Gloria Pharmaceuticals Co., Ltd ("Harbin Gloria"), a Chinese pharmaceutical company, to extend its territory. As a result of the new and amended agreements, the Company recognized approximately $0.6 million of non-refundable up-front payments as other revenue in the condensed consolidated statements of operations and comprehensive income during the six months ended June 30, 2013. The Company did not recognize any non-refundable up-front payments in the third quarter of 2013.
During the full year of 2013, the Company entered into a total of six new agreements and amended one agreement with international partners. The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulation. Under the licensing agreements, Cumberland is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The 2013 agreements provide for up to $0.6 million in milestone payments related to regulatory approvals and up to $4.0 million in milestone payments related to total and annual product sales. As of September 30, 2014, Cumberland has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.

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
Caldolor inventory on hand at September 30, 2014 and December 31, 2013 had varying original expiration dates that began in the second quarter of 2014 and extend through January 2016. During 2013, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of Caldolor product expiration dates by one year. In January 2014, the FDA notified the Company that it had approved its request to extend the original shelf life of the Caldolor 800mg vials from five to six years.
At September 30, 2014 and December 31, 2013, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $3.4 million and $3.5 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient for Kristalose and maintains the inventory at the third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods.
As of September 30, 2014 and December 31, 2013, inventory was comprised of the following:

	September 30, 2014	December 31, 2013
Raw materials	$2,654,786	$2,025,020
Finished goods	3,475,936	3,697,862
Total	$6,130,722	$5,722,882
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012 and January 2013, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the nine months ended September 30, 2014 and the nine months ended September 30, 2013, the Company repurchased 576,978 shares and 828,551 shares of common stock for approximately $2.7 million and $3.9 million, respectively.
Restricted Share Grants
During the first nine months of 2014, the Company issued approximately 193,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

New Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement (the "Agreement") with its previous lender which was to expire on December 31, 2014. There are no borrowings under the Loan Agreement at September 30, 2014, and it has a three year term expiring on June 26, 2017. The Loan Agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous Agreement. Similar to the previous Agreement, Cumberland has the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
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
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company is in compliance with all covenants at September 30, 2014.
The Company incurred no early termination penalties upon termination of the previous Agreement and incurred approximately $0.1 million in deferred financing costs related to the new Loan Agreement, which will be amortized to interest expense using the effective interest method over the term of the Loan Agreement.
(7) INCOME TAXES
At September 30, 2014, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $47.4 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in it paying minimal income taxes in each of the years 2009 through 2013. The Company expects to pay minimal income taxes in 2014 through utilization of these net operating loss carryforwards.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(10) NEW PRODUCTS
Omeclamox-Pak
On October 28, 2013, the Company entered into an agreement with Pernix to distribute and promote Omeclamox-Pak. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. Under the terms of the agreement, the Company promotes the product to gastroenterologists across the United States and Pernix promotes the product through its specialty sales force focusing on select primary care physicians. The companies cooperate in the marketing and other activities needed to support the commercialization of the brand. The Company paid an upfront payment of $4.0 million to Pernix on October 29, 2013. There are additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Cumberland does not expect it will be required to make the first milestone payment to Pernix as all the criteria for that payment are not expected to be met. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to Pernix. The Company also makes royalty payments to Pernix to reflect their ongoing sales promotional efforts.
The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $1.0 million and $3.5 million in net revenues during the three and nine months ended September 30, 2014, respectively.
Vaprisol
On February 28, 2014, the Company acquired certain product rights, intellectual property and related assets of Vaprisol from Astellas. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia. The Company provided an upfront payment of $2.0 million to Astellas at closing. There is an additional milestone payment due forty-five days after the first anniversary date of the closing of the transaction of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. Cumberland's acquisition of Vaprisol is accounted for as a business combination and the products sales are included in the results of operations subsequent to the acquisition date.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed as of the acquisition date for Vaprisol:

Intellectual property intangible assets	$2,990,000
Inventories	1,410,000
Acquired contingent liabilities	(400,000)
Contingent consideration obligation	(2,000,000)
Total net assets acquired	$2,000,000
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. The Company continues to evaluate the assets acquired and liabilities assumed during the measurement period. Vaprisol contributed $0.7 million and $2.0 million in net revenues during the three and nine months ended September 30, 2014, respectively. The pro-forma effects of the acquisition on the condensed consolidated financial statements were not deemed material for disclosure purposes.

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
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning,

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever,

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation,

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease,

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, and

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS").
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

•
Expand our product portfolio by acquiring rights to additional marketed products and late stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. The addition of Omeclamox-Pak and Vaprisol reflects our strategy and commitment to selectively expanding our product portfolio as both brands met our acquisition criteria.

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
While there are competing products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the competing branded products, Omeclamox-Pak combines the lowest pill burden, fewest days of therapy and the lowest cost. Our involvement with Omeclamox-Pak was effective October 2013, through an agreement with Pernix Therapeutics ("Pernix"). Pernix continues to promote the product through its specialty sales force focusing on select primary care physicians. We are responsible for the marketing, sale and distribution of the product.
Vaprisol®
Launch of Vaprisol
In February 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol including certain product rights, intellectual property and related assets. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment.
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
Prior to April 2014, we owned 85% of CET, with the balance of the enterprise being owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, we also provided an additional investment in CET through $1.0 million in cash and $2.4 million in loan forgiveness. Upon completion of the additional investment by Gloria and Cumberland in April 2014, our ownership in CET is 80%.
During the third quarter of 2014 Cumberland Pharmaceuticals received a grant from the National Institutes of Health through its Small Business Technology Transfer ("STTR") grant program. The STTR program provides federal funding for innovative research and development by expanding partnerships between businesses and nonprofit research institutions. The STTR program provides for formal collaboration between a research institution and a business to ensure that the related science and technology results in the successful commercialization of the scientific innovations. The STTR grant is for approximately $0.2 million and is in conjunction with Vanderbilt University School of Medicine.
Caldolor®
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
On October 28, 2014, the USPTO issued U.S. Patent number 8,871,810 (the “810 Caldolor Patent”) which is assigned to us. The claims of the 810 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 810 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.
Caldolor Pediatric Presentation
Data from our Caldolor pediatric fever studies that reflect treatment with intravenous ibuprofen was superior in reducing temperatures in hospitalized, febrile pediatric patients when compared to treatment with oral or suppository acetaminophen was presented as part of the American Academy of Pediatrics National Conference & Exhibition in San Diego, California in October 2014. An abstract presentation entitled “A Multi-Center, Open-Label, Parallel, Active-Comparator Trial to Determine the Efficacy and Safety of Intravenous Ibuprofen in Pediatric Patients” was presented by Dr. Corrie Chumpitazi of Texas Children's Hospital, Houston, Texas. The abstract was presented in the section of Emergency Medicine and again in the section on Pharmacy and Therapeutics.
The studies were designed to evaluate the safety and efficacy in IV ibuprofen when compared to oral or suppository acetaminophen in the treatment of hospitalized, febrile pediatric patients. The studies showed that when given intravenous ibuprofen hospitalized children experienced significant reduction in temperature compared to those receiving acetaminophen (oral or suppository). Both single and multiple does of IV ibuprofen were well tolerated and no significant adverse events were noted.
A poster presentation entitled "A Multi-Center, Randomized, Open-label, Parallel, Active-Comparator Trial to Determine the Efficacy and Safety of Intravenous Ibuprofen in Pediatric children" was also presented twice at this National Conference. The mission of the American Academy of Pediatrics is to attain optimal physical, mental, and social health and well-being for all infants, children, adolescents and young adults.
Caldolor Laparoscopic Cholecystectomy Presentation
Data from the Caldolor study reflects that treatment with preoperative intravenous ibuprofen improved overall quality of recovery in patients undergoing laparoscopic cholecystectomy surgery. These results were presented as a poster presentation entitled "The Effect of Preoperative Administration of IV Ibuprofen on Stress Response in Patients Undergoing Laparoscopic Cholecystectomy" in October 2014 at the American Anesthesiology 2014 Annual Meeting in New Orleans, Louisiana.

The investigator study was completed at the University of Medicine and Dentistry of New Jersey/Rutgers University and New York Methodist with Alex Bekker, MD, PhD, as the primary investigator. The study concluded that preoperative intravenous ibuprofen improved the overall quality of recovery including comfort, emotion and pain and reduced fatigue in the early postoperative period. Further, the study results indicated that preoperative administration of intravenous ibuprofen decreased the stress hormones catecholamines and cortisol postoperatively after laparoscopic cholecystectomy.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
The following table presents the unaudited interim statements of operations for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	Change
Net revenues	$9,729,047	$6,528,575	$3,200,472
Costs and expenses:
Cost of products sold	1,339,723	1,030,943	308,780
Selling and marketing	3,821,953	3,410,205	411,748
Research and development	934,783	1,440,584	(505,801)
General and administrative	2,158,057	1,958,629	199,428
Amortization	485,493	202,982	282,511
Total costs and expenses	8,740,009	8,043,343	696,666
Operating income (loss)	989,038	(1,514,768)	2,503,806
Interest income	108,005	20,350	87,655
Interest expense	(26,877)	(24,286)	(2,591)
Income (loss) before income taxes	1,070,166	(1,518,704)	2,588,870
Income tax (expense) benefit	(340,982)	686,209	(1,027,191)
Net income (loss)	$729,184	$(832,495)	$1,561,679
Net revenues. Net revenues for the three months ended September 30, 2014 were approximately $9.7 million compared to $6.5 million for the three months ended September 30, 2013, representing an increase of $3.2 million, or 49.0%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2014	2013	Change
Products:
Acetadote	$3,242,014	$3,770,302	$(528,288)
Omeclamox-Pak	996,974	—	996,974
Kristalose	3,967,885	2,207,586	1,760,299
Vaprisol	653,070	—	653,070
Caldolor	821,024	484,651	336,373
Other	48,080	66,036	(17,956)
Total net revenues	$9,729,047	$6,528,575	$3,200,472
The significant revenue increase compared to the prior year period was driven primarily by growth in four of our five branded prescription products. Our revenue gains were led by increases in Kristalose revenue of $1.8 million, Omeclamox-Pak revenue of $1.0 million and Vaprisol revenue of $0.7 million. Caldolor experienced a $0.3 million revenue increase while a decrease in Acetadote product revenue of $0.5 million partially offset the overall revenue increase.
Kristalose revenue increased 79.7% over the prior year primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.
Acetadote net revenue for the third quarter of 2014 included $1.4 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $1.9 million for the same period last year. This $0.5 million decrease in sales of the generic product accounted for the decline in total Acetadote revenue, while revenue from the branded Acetadote product was relatively consistent with the prior year despite generic competition.

While our recently added Omeclamox-Pak brand contributed revenue of $1.0 million during the three months ended September 30, 2014, the brand's sales were negatively impacted by a temporary shortage of marketable product during a portion of the period. This temporary product shortage was resolved at the end of October 2014.
Cost of products sold. As a percentage of net revenues, cost of products sold decreased to 13.8% during the three months ended September 30, 2014 compared to 15.8% during the three months ended September 30, 2013. The decrease in costs of sales as a percentage of revenue was attributable to a change in the product sales mix and increased pricing.
Selling and marketing. Selling and marketing expense for the three months ended September 30, 2014 totaled approximately $3.8 million, which was an increase of $0.4 million compared to the prior year's expense of $3.4 million. The increase was the result of increased sales, primarily due to increases in Omeclamox-Pak product royalties and increased distribution costs of products and product samples. We continue to evaluate our selling and marketing costs and efforts under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs for the third quarter of 2014 were $0.9 million, compared to $1.4 million for the same period last year, representing a decrease of approximately $0.5 million, or 35.1%. This change was the result of decreased product development and clinical study costs during 2014 compared to 2013 following the conclusion of clinical studies related to Caldolor.
General and administrative. General and administrative expense was $2.2 million for the three months ended September 30, 2014, compared to $2.0 million during the three months ended September 30, 2013. The $0.2 million increase was driven by increases in salary, wages and benefits costs during the quarter. We continue to realign the organization to support the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2014 totaled approximately $0.5 million, which was an increase of $0.3 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax (expense) benefit. Income tax expense for the three months ended September 30, 2014 totaled approximately $0.3 million, compared to an income tax benefit of $0.7 million in third quarter of 2013, representing an increase in expense of approximately $1.0 million. The increase was the result of pretax income in the third quarter of 2014 compared to pretax loss in the same period last year. As a percentage of income before income taxes, income tax expense was 31.9% for the three months ended September 30, 2014 compared to 45.2% for the three months ended September 30, 2013. The tax expense for the three months ended September 30, 2014 was positively impacted by a reduction in our state tax expense during 2014.
As of September 30, 2014, we have approximately $47.4 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013
The following table presents the unaudited interim statements of operations for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	Change
Net revenues	$27,572,459	$23,867,795	$3,704,664
Costs and expenses:
Cost of products sold	3,692,256	3,294,411	397,845
Selling and marketing	11,365,966	10,626,193	739,773
Research and development	2,622,310	4,276,206	(1,653,896)
General and administrative	6,195,523	6,389,569	(194,046)
Amortization	1,083,706	610,677	473,029
Total costs and expenses	24,959,761	25,197,056	(237,295)
Operating income (loss)	2,612,698	(1,329,261)	3,941,959
Interest income	204,892	161,709	43,183
Interest expense	(51,358)	(62,721)	11,363
Income (loss) before income taxes	2,766,232	(1,230,273)	3,996,505
Income tax (expense) benefit	(1,052,330)	590,250	(1,642,580)
Net income (loss)	$1,713,902	$(640,023)	$2,353,925
Net revenues. Net revenues for the nine months ended September 30, 2014 were approximately $27.6 million compared to $23.9 million for the nine months ended September 30, 2013, representing an increase of $3.7 million or 15.5%.
The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2014	2013	Change
Products:
Acetadote	$9,026,919	$15,169,270	$(6,142,351)
Omeclamox-Pak	3,481,264	—	3,481,264
Kristalose	10,903,255	6,365,879	4,537,376
Vaprisol	2,022,835	—	2,022,835
Caldolor	1,950,106	1,510,622	439,484
Other	188,080	822,024	(633,944)
Total net revenues	$27,572,459	$23,867,795	$3,704,664
The revenue increase in the first nine months of 2014 was driven primarily by increases in Kristalose product revenue of $4.5 million, Omeclamox-Pak revenue of $3.5 million and Vaprisol revenue of $2.0 million. A decrease in Acetadote product revenue of $6.1 million partially offset this overall revenue increase.
Kristalose revenue increased 71.3% over the prior year primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.
The year over year decrease in Acetadote net revenue was primarily due to decreased sales volume of the branded Acetadote product largely as a result of generic competition. In addition, Acetadote product revenue for the first nine months of 2014 included $4.6 million in sales of the Authorized Generic product compared to prior year sales of $7.0 million.
We recognized $0.6 million of other revenue in the first nine months of 2013 as the result of upfront payments we received in connection with out-licensing agreements with international commercial partners.

Cost of products sold. As a percentage of net revenues, cost of products sold decreased to 13.4% during the nine months ended September 30, 2014, compared to 13.8% in the prior year. The decrease in costs of sales as a percentage of revenue was attributable to a change in the product sales mix and increased pricing.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2014 was $11.4 million, compared to $10.6 million for the nine months ended September 30, 2013, representing an increase of $0.7 million. The increase was the result of increased sales, including a $0.6 million increase in Omeclamox-Pak product royalties and increased distribution costs of products and product samples. We continue to evaluate our selling and marketing costs and efforts under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs for the nine months ended September 30, 2014 were $2.6 million, compared to $4.3 million for the same period last year, representing a decrease of approximately $1.7 million, or 38.7%. This change was a result of decreased product development and clinical study costs during 2014 compared to 2013 following the conclusion of clinical studies related to Caldolor.
General and administrative. General and administrative expense for the nine months ended September 30, 2014 totaled approximately $6.2 million, compared to $6.4 million in the same period last year. The decrease was attributable to decreases in travel costs, legal expenses and consulting fees, partially offset by increased salary, wages and benefits costs during the period. We continue to realign the organization to support the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization expense for the first nine months of 2014 was $1.1 million compared to $0.6 million in the same period last year, representing an increase of $0.5 million. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax (expense) benefit. Income tax expense for the nine months ended September 30, 2014 totaled approximately $1.1 million, representing an increase in expense over the income tax benefit in the prior year of $0.6 million. The primary reason for the increase was the result of pretax income for the nine months ended September 30, 2014 compared to pretax loss in the same period last year. As a percentage of income before income taxes, income tax expense was 38.0% for the first nine months of 2014 compared to a benefit percentage of 48.0% for the same period last year. The tax benefit for the nine months ended September 30, 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the nine months ended September 30, 2014 and 2013, we generated $4.0 million and $0.9 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At September 30, 2014 and December 31, 2013, we had approximately $14.6 million and $14.0 million invested in marketable securities, respectively.

The following table summarizes our liquidity and working capital as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Cash and cash equivalents	$39,644,081	$40,869,457
Marketable securities	14,634,302	14,019,761
Total cash, cash equivalents and marketable securities	$54,278,383	$54,889,218

Working capital (current assets less current liabilities)	$57,994,489	$61,133,945
Current ratio (multiple of current assets to current liabilities)	5.8	9.1

Revolving line of credit availability	$12,000,000	$10,000,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2014 and September 30, 2013:

	Nine months ended September 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$3,957,854	$938,761
Investing activities	(4,521,429)	(5,305,303)
Financing activities	(661,801)	(3,971,636)
Net decrease in cash and cash equivalents	$(1,225,376)	$(8,338,178)
The decrease in cash and cash equivalents for the nine months ended September 30, 2014 was mainly attributable to our $2.0 million payment for the acquisition of Vaprisol which is included in investing activities. We also used cash in investing activities as we increased our net investment in marketable securities by $0.8 million and our intangible assets by $1.6 million. Our financing activities include the repurchase of shares of our common stock totaling $2.7 million partially offset by the $1.0 million investment Gloria made in CETduring the first nine months of 2014. Cash provided by operating activities was $4.0 million and included net income of $1.7 million.
The net decrease in cash and cash equivalents for the nine months ended September 30, 2013 was primarily attributable to the $2.6 million net investment in certain government and government-backed securities. In addition, we repurchased shares of our common stock totaling $3.9 million during the period. The year-to-date net loss of $0.6 million also contributed to the net decrease in cash and cash equivalents.
As of September 30, 2014, we have approximately $47.4 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with a previous lender which was to expire on December 31, 2014. There are no borrowings under the Loan Agreement at September 30, 2014. The Loan Agreement provides for an aggregate principal amount of up to $20 million, and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous agreement. We have the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. Our interest rate is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. We are in compliance with all covenants at September 30, 2014.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

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
During 2012, we analyzed our return on our investments and determined investing in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $14.6 million in marketable securities outstanding at September 30, 2014, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of September 30, 2014, no borrowings were outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad. As of September 30, 2014, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2014 and 2013. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.

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
On October 28, 2014, the USPTO issued U.S. Patent number 8,871,810 (the “810 Caldolor Patent”) which is assigned to us. The claims of the 810 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 810 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	75,018		$4.60	75,018	$3,676,848
August	90,028		4.99	90,028	3,227,474
September	71,496	(1)	5.09	71,496	2,863,388
Total	236,542			236,542

(1) Of this amount, 16,000 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: November 7, 2014	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer