Form 10-K
period 2014-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2015-03-09
CIK 1087294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Cumberland Pharmaceuticals Inc. is an non-accelerated filer as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

The aggregate market value of common stock held by non-affiliates as of June 30, 2014 was $41,739,000. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 3, 2015 was 16,968,158.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2015 annual meeting of shareholders.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

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
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever;

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;

•
Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS"); and

•	Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD).
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
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market five products approved for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to identify and develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize.

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
PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Hepatoren®	Hepatorenal Syndrome	Phase II
BoxabanTM	Aspirin-Exacerbated Respiratory Disease	Phase II
Acetadote
Acetadote is an intravenous formulation of N-acetylcysteine, or ("NAC"), indicated for the treatment of acetaminophen poisoning. Acetadote, has been available in the United States since Cumberland's 2004 introduction of the product through our hospital sales force. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen continues to be the leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
Acetadote received U.S. Food and Drug Administration ("FDA") approval as an orphan drug, which provided seven years of marketing exclusivity from the date of approval. In connection with the FDA's approval of Acetadote, we committed to certain post-marketing activities for the product. Completion of our first Phase IV commitment resulted in the FDA's 2006 approval of expanded labeling for the product for use in pediatric patients. Completion of our second Phase IV commitment in 2006 resulted in further revised labeling for the product with FDA approval of additional safety data in 2008. Completion of our third and final Phase IV commitment in 2010 culminated in the FDA’s approval of a new formulation for the product. The next generation formulation, contains no ethylene diamine tetracetic acid ("EDTA") or other stabilization agent, chelating agent or preservative. In early 2011, Cumberland introduced this new Acetadote formulation replacing the original formulation which we no longer manufacture.
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (the "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for significant market share during 2014. We are seeking additional claims to protect our intellectual property associated with Acetadote through patent applications relating to Acetadote which are pending with the USPTO. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights.
In June 2013, the FDA approved updated labeling for Acetadote revising the product's indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance is now included for patients weighing over 100 kg and new language has been added to alert health care providers that in certain clinical situations, therapy should be extended for some patients.
Caldolor
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the United States for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our submission for FDA approval. The FDA approved Caldolor for marketing in the United States during the middle portion of 2009 following a priority review. The product is indicated for use in adults for the management of mild to moderate pain, for the management of moderate to severe pain as an adjunct to opioid analgesics, and for the reduction of fever.
In late 2009, we launched Caldolor and stocked the product at major wholesalers serving hospitals nationwide. We initially worked to establish a core group of medical facilities approving and purchasing the product and then focused on building more sales volume and treating a broader range of patients within those stocked facilities. We promote Caldolor in the United States through our dedicated hospital sales force.
We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those completed studies involved another 1,000 patients. The studies included evaluation of the product for the treatment of pediatric pain and pediatric fever in order to address our Phase IV commitment to the FDA for Caldolor. Also included in these studies were an evaluation of a shortened infusion time for the product and pre-surgical administration. The data from these Phase IV studies, including an updated integrated safety database, was submitted to the FDA in early 2015 with a request for updated labeling for the product. We also continue to pursue and evaluate potential improvements to the product’s packaging.
Kristalose
Kristalose is a prescription laxative administered orally for the treatment of acute and chronic constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient compliance and acceptance. Kristalose is the only prescription laxative available in pre-measured powder packets. Kristalose dissolves easily in four ounces of water, offering patients a virtually taste-free, grit-free and essentially calorie-free alternative to lactulose syrups. We conducted a preference study which indicated that seventy seven percent of patients surveyed prefer the taste, consistency and portability of Kristalose over similar products in syrup forms.
We acquired exclusive U.S. commercialization rights to Kristalose in 2006, assembled a dedicated field sales force and re-launched the product in September 2006 as a Cumberland brand. We direct our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists and internists. Using the preference data as a cornerstone of our marketing efforts, we have made significant gains following our repositioning of the brand in early 2014. The new marketing strategy includes an enhanced patient coupon program and expanded managed care coverage for the product. As a result of these efforts, Kristalose grew to be our top selling product in 2014.
In late 2011, through a series of transactions, we entered into an agreement with Mylan Inc. to acquire certain assets associated with the Kristalose brand including the Kristalose trademark and the FDA registration. During 2014, we also entered into a long-term supply agreement and new packaging agreements for the product. By entering into these transactions, we streamlined the supply chain for the product and are exploring opportunities to further develop the brand.

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
While there are competing products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the competing branded products, Omeclamox-Pak combines the lowest pill burden and fewest days of therapy. Our involvement with Omeclamox-Pak began in October 2013, through an agreement with Pernix Therapeutics ("Pernix"). Pernix continues to promote the product through its specialty sales force focusing on select primary care physicians. We are responsible for the marketing, sale and distribution of the product.
Vaprisol
In early 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol, including certain product rights, intellectual property and related assets. Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment.
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
We re-launched active promotion of the brand during the middle of 2014 utilizing our hospital sales force, which also features our Caldolor and Acetadote products.
Hepatoren
In 2011, we entered into an agreement to acquire the rights to ifetroban, a new Phase II product candidate. Our acquisition of the rights to the ifetroban program includes an extensive clinical database and non-clinical data package as well as manufacturing processes, know-how and intellectual property. Ifetroban was initially developed by a large pharmaceutical company for significant cardiovascular indications. They conducted extensive studies for their target indications and eventually donated the entire program to Vanderbilt University. Researchers at Vanderbilt identified ifetroban as a potentially valuable compound in treating patients for several niche indications. We acquired the rights to the ifetroban program from Vanderbilt through CET and intend to develop the product for several potential indications.
We have commenced manufacturing of an intravenous formulation of ifetroban and the FDA has cleared our IND application for this product candidate. We have initiated clinical development under the brand name Hepatoren (ifetroban) Injection and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"), a life-threatening condition involving progressive kidney failure for which there is no U.S. approved pharmaceutical treatment. We would also seek orphan drug status and the associated seven years of marketing exclusivity for this indication.
Boxaban
We have also completed the manufacturing of an oral formulation of ifetroban and the FDA has cleared an IND amendment for this product candidate. We have initiated clinical development under the brand name Boxaban (ifetroban) capsules and are evaluating this candidate for patients suffering from aspirin-exacerbated respiratory disease (AERD)

a condition for which there is no U.S. approved pharmaceutical treatment. Also known as Samter’s Triad, AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin or nonsteroidal anti-inflammatory drugs. Approximately one in twenty asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community.
OUR STRATEGY
Continue to build a high-performance sales organization to address our target markets
We believe that our commercial infrastructure can help drive prescription volume and product sales. We currently utilize two distinct sales teams to address our primary target markets: a hospital sales force for the acute care market and a field sales force for the gastroenterology market. We believe that active promotion of our products, supported by non-personal promotional activities developed and implemented by our marketing team, can maximize the opportunity for our brands.
Further develop our existing products and develop new late stage product candidates
We continue to evaluate our products following FDA approval to determine if further clinical work could expand the potential market opportunities for our products and help new patient populations. In addition, we may explore further clinical work that could be used to support our sales and marketing activities and maximize their efforts to further penetrate existing markets. Our clinical team is also working to develop late stage product candidates that could further expand our product portfolio if approved by the FDA.
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
Develop a pipeline of early-stage products through CET
In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities at CET. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.
SALES AND MARKETING
Our sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing professionals manage our dedicated hospital and gastroenterology sales forces, including approximately 50 sales representatives and district managers, direct our national marketing campaigns and maintain key national account relationships.
Hospital market: We promote Caldolor, Vaprisol and Acetadote through our dedicated hospital sales team. This team targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Outside market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use. We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our position within the acute care market and existing hospital sales team provided the rationale for adding Vaprisol as a third acute care product. Our strategy has been to increase the focus of our hospital sales team on targeted, high priority accounts.
Gastroenterology market: We promote Kristalose and Omeclamox-Pak through a dedicated field sales team addressing a targeted group of physicians who are responsible for a majority of total retail prescriptions for both products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides product opportunities that can be penetrated with a modest sized sales force. By investing in our sales and marketing activities we believe that we can increase market share for both products. Our focus on the gastroenterology market and our existing field sales infrastructure provided us with the rationale to add Omeclamox-Pak. Our field sales force now features both Kristalose and Omeclamox-Pak during most of their physician calls, expanding our presence in the gastroenterology market.
Our sales and marketing executives conduct ongoing market analysis to evaluate marketing campaigns and promotional programs. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts. We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces and product sampling. We also regularly attend targeted trade shows to promote broad awareness of our products. Our national accounts group is responsible for key large buyers and related marketing programs. This group supports sales and marketing efforts by maintaining relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.
INTERNATIONAL PARTNERSHIPS
We have established our own capabilities to support the commercialization of our products in the U.S. Our international strategy is to identify and partner with other companies that have the appropriate capabilities to support our products in their respective countries. We have entered into a series of agreements to establish a network, which is summarized in the table below, which includes information on the company, licensed product, territory and status:

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
Alveda Pharmaceuticals, Inc.	Caldolor	Canada	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Alliance Pharm PTE Ltd.	Vaprisol	Singapore	Distributing
bioCSL Pty Ltd	Caldolor	Australia and New Zealand	Approved
Sandor Medicaids Pvt. Ltd.	Caldolor	India	Registration
GerminMED	Caldolor & Acetadote	Qatar and Arabian Peninsula	Registration
PT. SOHO Industri Pharmasi	Caldolor	Pacific Rim	Registration
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and the majority of South America	Development
Gloria Pharmaceuticals Co. Ltd.	Caldolor & Acetadote	China	Development
Clinigen Healthcare Limited	Vaprisol	Most territories outside the U.S. and Singapore	Pending
Laboratorios Valmorca, C.A.	Caldolor	Venezuela	Registration
Al-Nabil International Ltd.	Caldolor & Acetadote	U.A.E. (Dubai)	Registration

Our international commercialization agreements include a license to one or more Cumberland products for a specific territory as noted in the table above. We seek partners who have the local infrastructure to support the registration and commercialization of our products in their territory.
Under the terms of our agreements our partners are responsible for:

•	Seeking regulatory approvals for the products;

•	Launching the brand;

•	Managing the ongoing marketing, sales and product distribution;

•	Addressing the ongoing regulatory requirements in the international territories;

•	Remitting any upfront, regulatory and sales milestone payments;

•	Providing the transfer price for supplies of product; and

•	Calculating and paying any royalties, as applicable.
Our responsibilities include:

•	Providing a dossier of relevant information to support product registration;

•	Maintaining our intellectual property associated with the product;

•	Sharing our marketing strategy, experience and materials for the brand; and

•	Manufacturing and providing finished product for sale.
We are currently working to support our existing international partners and to identify other companies to represent our products in select additional territories.
CLINICAL AND REGULATORY AFFAIRS
We have in-house capabilities for the management of our clinical, professional and regulatory affairs. Our team develops and manages our clinical trials, prepares regulatory submissions, manages ongoing product-related regulatory responsibilities and manages our medical information call center. Team members have been responsible for devising the regulatory and clinical strategies for all our products as well as obtaining FDA approvals for Acetadote and Caldolor.

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

•
monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices ("GMPs"), Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), and performing periodic audits of such vendors; and

•	maintaining systems for document control, product and process change control, customer complaint handling, product stability studies and annual drug product reviews.
PROFESSIONAL AND MEDICAL AFFAIRS
Our medical team provides in-house, medical information support for our marketed products. This includes interacting directly with healthcare professionals to address any product or medical inquiries through our medical information call center and medical science liaisons. In addition to coordinating the call center, our clinical/regulatory group generates medical information letters, provides informational memos to our sales forces and assists with ongoing training for the sales forces.
CLINICAL DEVELOPMENT
Caldolor Safety Summary
Extensive use and worldwide literature support the strong safety profile of oral ibuprofen. Building on the oral safety profile, we have assembled an integrated intravenous ibuprofen safety database combining data from our clinical trials as well as previously published study data. We used this data to support our NDA filing and continue to use and update the data as a part of our ongoing safety evaluation. We continue to use this data in our marketing materials and to support our sales force in promoting Caldolor.
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
Publication of Caldolor Shortened Infusion Time Studies
In January 2015, Clinical Therapeutics, The International Peer-Reviewed Journal of Drug Therapy, published two articles with data from two Caldolor (ibuprofen) registry studies. One study entitled, "A Multicenter, Open-Label,

Surgical Surveillance Trial to Evaluate Safety and Efficacy" provided for eligible enrolled patients to receive one of two dose strengths (400 mg for treatment of fever, 800 mg for treatment of pain) of intravenous ibuprofen for up to a 24-hour dosing period. One hundred fifty patients from thirteen clinical sites were enrolled in this study. Intravenous ibuprofen reduced fever and pain and the shortened infusion time was well tolerated.
The other registry study entitled "A Multicenter, Open-Label, Surgical Surveillance Trial to Evaluate Safety" was a Phase IV multi-center, open-label surveillance clinical study to assess the safety of ibuprofen administered intravenously over five to ten minutes to adult hospitalized patients undergoing surgical procedures. Eligible patients were enrolled to receive 800 mg of intravenous ibuprofen administered at induction of anesthesia and could continue Caldolor therapy for up to 24 hours. Three hundred patients from twenty one clinical sites were enrolled in this study. The shortened infusion time was well tolerated.
Publication of Caldolor Pediatric Pain Study
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
Caldolor Pediatric Fever Study Presentations
During October 2014, data from our Caldolor pediatric fever study that demonstrated treatment with intravenous ibuprofen was superior in reducing temperatures in hospitalized, febrile pediatric patients when compared to treatment with oral or suppository acetaminophen was presented as part of the American Academy of Pediatrics National Conference & Exhibition in San Diego, California. An abstract presentation entitled “A Multi-Center, Open-Label, Parallel, Active-Comparator Trial to Determine the Efficacy and Safety of Intravenous Ibuprofen in Pediatric Patients” was presented by Dr. Corrie Chumpitazi of Texas Children's Hospital, Houston, Texas. The abstract was presented in the section of Emergency Medicine and again in the section on Pharmacy and Therapeutics.

The study was designed to evaluate the safety and efficacy in IV ibuprofen when compared to oral or suppository acetaminophen in the treatment of hospitalized, febrile pediatric patients. The study showed that when given intravenous ibuprofen hospitalized children experienced significant reduction in temperature compared to those receiving acetaminophen (oral or suppository). Both single and multiple does of IV ibuprofen were well tolerated and no significant adverse events were noted.
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
During March 2014, data from our Caldolor pediatric fever study was presented at the Society of Pediatric Anesthesiology meeting in Ft. Lauderdale, Florida. The presentation entitled “A Multi-Center, Open-Label, Parallel, Active-Comparator, Multiple Dose Trial to Determine the Efficacy, Safety, and Pharmacokinetics of Intravenous Ibuprofen in Pediatric Patients” was presented by Dr. Samia N. Khalil, M.D., Department of Anesthesiology, the University of Texas Medical School at Houston. The meeting was co-sponsored by the Society for Pediatric Anesthesia and the American Academy of Pediatrics Section on Anesthesiology and Pain Medicine.
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
Caldolor Continuing Education
We have extended the availability of a web-based, accredited, continuing education seminar featuring the benefits of preoperative use of Caldolor in the hospital setting. The seminar has been distributed to over 60,000 health providers with a growing number of participants completing the seminar for continuing education credit.
Hepatoren Study
We continue to evaluate Hepatoren as a treatment for hepatorenal syndrome - a life threatening condition, with a high mortality rate and no approved treatment in this country. We have an ongoing sixty four patient study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need. The study is stratified based upon disease type, either Type I or Type II HRS. Enrollment of Type I patients continues at major medical centers with Type II enrollment completed at the end of 2014.
The study is designed to evaluate escalating dose levels of Hepatoren in Type II patients. Progression to higher dose levels is reviewed and approved by an independent safety committee. Top line results from the Type II patients indicate that Hepatoren was overall well tolerated with no safety concerns noted. Furthermore, the patients receiving the higher dose levels of Hepatoren were more likely to experience increases in urine output, a signal of improved kidney function, compared to patients who received placebo. Based on these results, we will proceed with clinical development of this product candidate.
Boxaban Study
We have initiated Phase II clinical study to evaluate Boxaban in patients suffering from aspirin-exacerbated respiratory disease (AERD). The study is designed to gather initial safety and tolerability data on ifetroban in AERD patients. It is a multicenter study of sixteen patients with enrollment underway at several U.S. medical centers including the Scripps Clinic.
BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source business development opportunities through our international network of advisory firms and individual pharmaceutical industry and medical advisors. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a list of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus, employing a variety of transaction structures. Our additions of Omeclamox-Pak and Vaprisol reflect our business development process and follow our selection criteria.
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
CET Collaboration
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
CET currently has five collaboration agreements with Universities to co-develop promising biomedical technologies, including: Vanderbilt University, Washington University, the University of Virginia, the University of Tennessee and the University of Mississippi.
These agreements allow us to play an important role in fostering and shaping early-stage biomedical research to improve patient care and provide CET and Cumberland with access to promising pipeline candidates such as Hepatoren and Boxaban.
During the third quarter of 2014, we received a grant from the National Institutes of Health through its Small Business Technology Transfer ("STTR") grant program. The STTR program provides federal funding for innovative research and development by expanding partnerships between businesses and nonprofit research institutions. The STTR program provides for formal collaboration between a research institution and a business to ensure that the related science and technology results in the successful commercialization of the scientific innovations. The STTR grant is in conjunction with Vanderbilt University School of Medicine.
CET Financing
In 2014, we organized an equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”) for their participation in CET. As a result, Gloria received shares in CET and joined the CET ownership group. As part of this transaction, Gloria will have the first right to negotiate a license to CET developed products for the Chinese market. The funds from this new investment are being used to support and accelerate the development of CET product candidates. CET’s lead product candidate is ifetroban which is being developed by Cumberland under the brand names Hepatoren and Boxaban.
Prior to April 2014, we owned 85% of CET, with the balance of the enterprise owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, we also provided an additional investment in CET of $1.0 million in cash and $2.4 million in loan forgiveness. Upon completion of the additional investment by Gloria and Cumberland in April 2014, we held an 80% ownership in CET.
MANUFACTURING AND DISTRIBUTION
We partner with third parties for certain non-core, capital-intensive functions, including manufacturing and distribution. Our executives are experienced in these areas and manage these third-party relationships with a focus on quality assurance and timely delivery.

Manufacturing
Our key manufacturing relationships include:
Caldolor

•
During 2013, we entered into agreements with three international manufacturers for the commercial supply of Caldolor. We have successfully transferred the Caldolor manufacturing process to two of these manufacturers and these two suppliers have manufactured validation inventory under these agreements.

Acetadote

•
During the fourth quarter of 2014, we entered into an agreement with a U.S. based manufacturer to supply our Acetadote product. We are working to transfer the Acetadote manufacturing process to this supplier under this new agreement following the conclusion of manufacturing from our original supplier during 2014.

Kristalose

•
During 2014, we finalized an agreement for the purchase of Kristalose API with our international supplier. This written agreement formalized and extended our existing relationship with this raw materials manufacturer. We also entered into manufacturing relationships with two Kristalose packagers during 2014. Under these agreements, we provide Kristalose API to these manufactures and they package the API (for both commercial sale and samples) into 10 gram and 20 gram finished product units for our purchase and distribution. We ended an agreement with our previous packager during 2014.

Omeclamox-Pak

•
Under the agreement we signed with Pernix, they are responsible for providing Omeclamox-Pak inventory. During 2014, we experienced a temporary shortage of Omeclamox-Pak marketable inventory which was remedied during the year.

Vaprisol

•
As part of the acquisition of Vaprisol, we purchased an existing supply of finished goods and raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the manufacturer Astellas used to prepare, package, inspect and label Vaprisol.

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
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, once a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party made such generic version available for purchase in commercial quantities in the United States, we supply Perrigo with an Authorized Generic version of our Acetadote product.
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
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is assigned to us. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent we received separate Paragraph IV certification notices from Perrigo, Sagent Pharmaceuticals, Inc., and Mylan challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.

On June 10, 2013, we became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in United States District Court.
On February18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which is assigned to the Company. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. Following its issuance, the 061 Acetadote Patent was listed in the FDA Orange Book. The 061 Acetadote Patent is scheduled to expire in August 2025.
On May 13, 2014, the USPTO issued U.S. Patent number 8,722,738 (the “738 Acetadote Patent”) which is assigned to Cumberland. The claims of the 738 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 738 Acetadote Patent was listed in the FDA Orange Book and it is scheduled to expire in April 2032.
On December 11, 2014 and March 3, 2015, the Company became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, 061, and 738 Acetadote Patents on the basis of non-infringement.
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
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor. During 2014, we obtained additional patents for the brand. On May 27, 2014, the USPTO issued U.S. Patent number 8,735,452 (the “452 Caldolor Patent”) which is assigned to us. The claims of the 452 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 452 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
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
COMPETITION
The pharmaceutical industry is characterized by intense competition and rapid innovation. Our continued success in developing and commercializing pharmaceutical products will depend, in part, upon our ability to compete against existing and future products in our target markets. Competitive factors directly affecting our markets include but are not limited to:

•	product attributes such as efficacy, safety, ease-of-use and cost-effectiveness;

•	brand awareness and recognition driven by sales, marketing and distribution capabilities;

•	intellectual property and other exclusivity rights;

•	availability of resources to build and maintain developmental and commercial capabilities;

•	successful business development activities;

•	extent of third-party reimbursements; and

•	establishment of advantageous collaborations to conduct development, manufacturing or commercialization efforts.
A number of our competitors possess research and development and sales and marketing capabilities as well as financial resources greater than ours. These competitors, in addition to emerging companies and academic research institutions, may be developing, or in the future could develop, new technologies that could compete with our current and future products or render our products obsolete.
Acetadote
Acetadote is our injectable formulation of NAC for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC including, but not limited to, Geneva Pharmaceuticals, Inc., Bedford Laboratories division of Ben Venue Laboratories, Inc., Roxane Laboratories, Inc., InnoPharma Inc. and Hospira Inc.
In November 2012, InnoPharma Inc. was granted approval by the FDA to distribute their generic form of the old formulation of Acetadote containing EDTA. In late 2012, we entered into the Settlement Agreement with Paddock and Perrigo that included the right to distribute our Authorized Generic Acetadote injection product. Our branded Acetadote now competes with both the EDTA free Authorized Generic Acetadote distributed by Paddock and Perrigo along with generic Acetadote that contains EDTA.
Caldolor
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:

•	Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies;

•	Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market;

•	Ketorolac (brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;

•	Ofirmev®, an injectable acetaminophen product is marketed by Mallinckrodt plc;

•	Exparel®, a bupivacaine delivery platform marketed by Pacira Pharmaceuticals, Inc; and

•	Dyloject, an injectable diclofenac product recently FDA approved and manufactured by Hospira, Inc.
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

Kristalose
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are:

•	Amitiza® , an oral product indicated for the treatment of chronic idiopathic constipation in adults, and is marketed by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited.

•
Linzess®, an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is marketed by Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc; and

•	Liquid lactulose products are marketed by a number of pharmaceutical companies.
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
Omeclamox-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It combines three well-known and widely prescribed medications packaged together for patient convenience: omeprazole, clarithromycin, and amoxicillin. The three individual components of Omeclamox-Pak are also available through three separate prescriptions. While there are several competitor products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the branded competing products, Omeclamox-Pak has the lowest pill burden, fewest days of therapy and the lowest cost. The prescription combination products, indicated for treatment of H. pylori, which we believe are our primary competitors are:

•	PrevPac®, an oral product marketed by Takeda Pharmaceutical Company. There are also approved generic versions of PrevPac;

•	Pylera®, an oral product marketed by Actavis Pharma, Inc. and Forest Laboratories, Inc.; and

•	Helidac®, an oral product marketed by Prometheus Therapeutics.
Vaprisol
Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment. The other competing product is Samsca, an oral product marketed by Otsuka Pharmaceutical Company.
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
We, our manufacturers and clinical research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.

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

Physician Payments Sunshine Act: The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or Sunshine Act, which require manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have collected data regarding reportable transfers of value and have reported such data to CMS. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.
Medicaid Rebate Rate: We currently provide rebates for products sold to Medicaid beneficiaries.
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
The FDA continuously gathers information about possible adverse reactions to the products it has approved for use. The FDA requires all manufacturers to report adverse events. It also provides a procedure for consumers and physicians to voluntarily report their concerns about drugs. The agency collects those reports through MedWatch and uses its Adverse Event Reporting System (AERS) to store and analyze them. Because some events may occur after the use of a drug for reasons unrelated to the product, the FDA reviews the events to assess which ones may indicate a problem with that particular drug. They then use information gleaned from the surveillance data to determine a course of action. They might recommend a change in drug labeling to alert users to a potential problem, or, perhaps, to require the manufacturer to study the observed association between the drug and the adverse event.
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
EMPLOYEES
As of December 31, 2014, we had 85 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.
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
We currently market and sell five products: Acetadote, Caldolor, Kristalose, Vaprisol and Omeclamox-Pak. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
The FDA has requested prescribers and manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each tablet or capsule. The FDA requested this action to protect consumers from the risk of severe liver damage which can result from excess acetaminophen. This category of prescription drugs combines acetaminophen with another ingredient intended to treat pain (most often an opioid), and these products are commonly prescribed to consumers for pain, such as pain from acute injuries, post-operative pain, or pain following dental procedures.
The FDA also requires manufacturers to appropriately label all prescription combination acetaminophen products to warn of the potential risk for severe liver injury. The actions the FDA is taking for prescription acetaminophen combination products do not affect over-the-counter acetaminophen products. The FDA's regulation of acetaminophen in prescription combination products and over-the-counter products may reduce the number of acetaminophen overdoses which could result in a lower demand for Acetadote. If the demand for Acetadote decreases, it could have an adverse impact on our future revenues and profitability.
Caldolor was approved by the FDA in June 2009, and we started commercializing Caldolor in the United States in September 2009. The commercial success of Caldolor is dependent on many third-parties, including physicians, pharmacists, hospital pharmacy and therapeutics committees, or P&T committees, suppliers and distributors, all of whom we have little or no control over. We expect Caldolor to continue to be administered primarily to hospital and surgery center patients who are unable to receive oral therapies for the treatment of pain or fever. Before we can distribute Caldolor to any new hospital customers, Caldolor must be approved for addition to the hospitals’ formulary lists by their P&T committees. A hospital’s P&T committee generally governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations of drugs to the medical staff. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees to be able to optimize hospital sales of Caldolor. Even if we obtain hospital approval for Caldolor, we must still convince individuals hospital physicians to prescribe Caldolor repeatedly. The commercial success of Caldolor also depends on our ability to coordinate supply, distribution, marketing, sales and education efforts. As with our other products, if Caldolor is not accepted in the marketplace, it could have an adverse impact on our future revenues and profitability.
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
Caldolor: Caldolor has historically been manufactured at Hospira Australia Pty. Ltd.’s facility in Australia and Bayer’s facility in Kansas. During 2013, we entered into agreements with three international manufacturers for the commercial supply of Caldolor. We have successfully transfered the Caldolor manufacturing process to two of these manufacturers and these two suppliers have manufactured validation inventory under these agreements. If the new international manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Acetadote: Acetadote was previously manufactured and packaged by two entities: at Bayer’s facility in Kansas through January 2014 and in Ireland by Mylan through April 2014. During the fourth quarter of 2014, we entered into an agreement with a U.S. based manufacturer to supply our Acetadote product. We are working to transfer the Acetadote manufacturing process to this supplier under this new agreement. If the new manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility in Italy. If this facility is damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our product. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
Omeclamox-Pak: Under the agreement we signed with Pernix, they are responsible for providing Omeclamox-Pak inventory. Pernix obtains the marketable inventory from a supplier who developed and registered Omeclamox-Pak. During 2014, we experienced a temporary shortage of Omeclamox-Pak marketable inventory and were unable to meet demand for our product. If we are unable to obtain marketable inventory in the future we could suffer an inability to meet demand for our product.
Vaprisol: As part of the acquisition of Vaprisol from Astellas, we purchased an existing supply of finished goods and raw materials inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the manufacturer Astellas used to prepare, package, inspect and label Vaprisol. If the manufacturer of Vaprisol is unable to produce additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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

•
Vanderbilt University, Gloria and the Tennessee Technology Development Corporation, co-owners with us of CET, and the universities that collaborate with us in connection with CET's research and development programs.

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
In addition, we have only obtained regulatory approval to market our products in the United States. Not all foreign jurisdictions may represent attractive opportunities for our products due to pricing, competitive, regulatory or other factors. In certain foreign jurisdictions, we have licensed the right to market some of our products to third parties. These third parties are responsible for seeking regulatory approval for the products in their respective jurisdictions. We have no control over these third parties and cannot be sure that marketing approval for our products will be obtained outside the United States.
Our future growth depends on our ability to identify and acquire rights to products. If we do not successfully identify and acquire rights to products, our growth opportunities may be limited.
We acquired rights to Caldolor, Acetadote, Omeclamox-Pak, Vaprisol, Kristalose and Hepatoren. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or pre-clinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
Furthermore, other products in development may encounter unforeseen issues during their clinical trials. Any unforeseen issues or lack of FDA approval will negatively affect marketing and development plans for those products.
Our future growth depends on our ability to successfully integrate acquired product brands into our operations. If we do not successfully integrate acquired product brands into our operations, our growth opportunities may be limited.
We recently added two marketed products to our portfolio of brands. We added Omeclamox-Pak in the fourth quarter of 2013 and Vaprisol during the first quarter of 2014. We successfully launched our promotional efforts to support both brands during 2014. If we are unable to continue to build on our initial success with these brands or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.

Our Hepatoren product candidate has not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren product candidate. Hepatoren (ifetroban) is a drug used to treat hepatorenal syndrome ("HRS"). However, Hepatoren has not been approved by the FDA for marketing, and it is still subject to risks associated with its development.
The FDA has cleared our IND for this product candidate as we evaluate Hepatoren as a treatment for HRS, a life threatening condition with no approved treatment in this country. We have an on-going sixty-four patient study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need. The study is designed to evaluate escalating dose levels of Hepatoren. Enrollment is underway at major medical centers across the U.S. We have commenced manufacturing and have filed patent applications to protect intellectual property related to the new indication. Delays in the enrollment and completion of the clinical study could significantly delay commercial launch and affect our product development costs. Moreover, results from the clinical study may not be favorable.
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
As we grow, we may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our products. This risk would be accentuated if we acquire products in areas outside of hospital acute care and gastroenterology since our sales forces specialize in these areas. If we are unable to expand our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to commercialize our products and product candidates, we will need to contract with third parties to market and sell our products. We must train our employees on proper regulatory compliance, including, but not limited to, “fair balance” promotion of our products and anti-kickback laws. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may not be able to increase our product revenue, may generate increased expenses and may experience regulatory compliance issues.
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
In March 2010, the U.S. government passed into law the Patient Protection and Affordable Care Act, ("PPACA") along with the Health Care and Education Reconciliation Act of 2010, ("HCERA"), which modified the revenue provisions of the PPACA. The PPACA, as amended by the HCERA, constitutes the healthcare reform legislation. The legislation calls for an increase in certain Medicare drug rebates paid by pharmaceutical manufacturers and an industry fee imposed on pharmaceutical manufacturers according to the individual manufacturer’s relative percentage of total industry sales to specified government programs. At this time no assurances can be given that these measures, or any other measures included in the Healthcare Reform Act, will not have an adverse effect on our revenues in the future. Furthermore, future cost control initiatives, legislation and regulations could decrease the price that we receive for any products, which would limit our revenue and profitability.
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
We sell most of our products to large pharmaceutical wholesalers, who in turn sell to hospitals, surgery centers and retail pharmacies. The distribution network for pharmaceutical products has become increasingly consolidated in recent years. Further consolidation or financial difficulties could also cause our customers to reduce the amounts of our products that they purchase, which would materially and adversely impact our business, financial condition and results of operations.
Our CET joint initiative may not result in our gaining access to commercially viable products.
Our CET joint initiative with Vanderbilt University, Gloria and Tennessee Technology Development Corporation is designed to help us investigate, in a cost-effective manner, early-stage products and technologies. However, we may never gain access to commercially viable products from CET for a variety of reasons, including:

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
We are a relatively small company, and we depend to a great extent on principal members of our management, scientific staff, and sales representatives and managers. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, or other members of senior management it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely impact our day-to-day operations. We currently have a key man life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical, sales and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results.
The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2014, we had 85 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or payment of fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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
Under the FDCA, the federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with GMP, and to seek civil monetary and criminal penalties. The initiation of any of these enforcement activities, including the restriction or prohibition on sales of our products, could materially and adversely affect our business, financial condition and results of operations.
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
Proposed legislation may permit re-importation of drugs from other countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially and adversely affect our operating results and our overall financial condition.
In previous years, legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Such legislation, or similar regulatory changes, if enacted, could decrease the price we receive for any approved products which, in turn, could materially and adversely affect our operating results and our overall financial condition.
We must comply with the Foreign Corrupt Practices Act.
We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We have established formal policies or procedures for prohibiting or monitoring this conduct, but we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.
We must comply with the Physician Payment Sunshine Act.
We are required to comply with the United States Physician Payment Sunshine Act, which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to The Centers for Medicare & Medicaid Services (CMS). Cumberland has implemented a series of policies and procedures for every employee involved in the data collection process, and has systems in place to capture the data, which is verified by an outside firm that specializes in reporting the payments. Cumberland has also established a redundant system to ensure that data was reported completely, in the correct format, and on time. Despite these policies, procedures and systems, we cannot assure you that we will collect and report all data accurately. If we fail to accurately report this information, we could suffer severe penalties.
RISKS RELATING TO INTELLECTUAL PROPERTY
Our strategy to secure and extend marketing exclusivity or patent rights may provide only limited or no protection from competition.
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
On November 12, 2012, we entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with each of Paddock and Perrigo involving the 356 Acetadote Patent. Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, if a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party has made such generic version available for purchase in commercial quantities in the United States, we will supply Perrigo with an Authorized Generic version of our Acetadote product.
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
On December 11, 2014 and March 3, 2015, we became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, 061, and 738 Acetadote Patents on the basis of non-infringement.
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
We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021 and two others expiring in September 2029.
We have numerous U.S. patents and related international patents for Vaprisol. These patents were acquired in our February 2014 acquisition of certain product rights, intellectual property and related assets of Vaprisol from Astellas.
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
When we license products, we often depend on our licensors to protect the proprietary rights covering those products. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining patent or other rights and prosecuting patent applications to our advantage. While any such licensor is expected to be contractually obligated to diligently pursue its patent applications and allow us the opportunity to consult, review and comment on patent office communications, we cannot be sure that it will perform as required. If a licensor does not perform and if we do not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, we risk losing the benefit of all or some of those patent rights.
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
We have been involved in lawsuits for infringement of the Acetadote Patents as previously described. Because of their nature, these lawsuits can be costly and time-consuming, and we only experience limited benefits and patent protection. A significant adverse ruling in any such lawsuit could put the Acetadote Patents at risk of being invalidated or interpreted narrowly and could compromise the issuance of our existing patent applications.
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
Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
We are a relatively new company seeking to capture significant growth. As we execute our business strategy of adding new products, like Vaprisol and Omeclamox-Pak, increasing market share in Caldolor and Kristalose and striving to maintain market share in our Acetadote product, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:

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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2014, intangible assets relating to product and data acquisitions represented approximately 23% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development or commercialization and marketing efforts.
We may need to raise additional funds in order to meet the capital requirements of running our business and acquiring and developing new pharmaceutical products. If we require additional funding, we may seek to sell common stock or other equity or equity-linked securities, which could result in dilution to our shareholders. We may also seek to raise capital through a debt financing, which would result in ongoing debt-service payments and increased interest expense. Any financings would also likely involve operational and financial restrictions being imposed on us. We might also seek to sell assets or rights in one or more commercial products or product development programs. Additional capital might not be available to us when we need it. We are unable to predict the impact of global credit market trends, and if economic conditions deteriorate, our business, results of operations and ability to raise needed capital could be materially and adversely affected. If we are unable to raise additional capital when needed due to the reasons listed above and lack of creditworthiness, bank failures, or price decline in market investments, we could be forced to scale back our operations to conserve cash.
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
Effective internal controls are necessary for us to provide reliable financial reports and mitigate the risk of fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
For example, in recent years, the U.S.-based Financial Accounting Standards Board, ("FASB"), has worked together with the International Accounting Standards Board, ("IASB"), on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards, ("IFRS"), outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for revenue recognition and lease accounting.

RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock may fluctuate substantially.
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 3, 2015, the closing price of our common stock since our initial public offering has ranged from a low of $4.03 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
Our general business strategy may be adversely affected by unpredictable and unstable market conditions. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical developments plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficult economic circumstances, which would directly affect our ability to attain our operating goals on schedule and on budget.
We are experiencing increased costs and regulatory risk as a result of operating as a public company, and our management will be required to devote additional time to new compliance initiatives.
We have and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote additional time to new compliance initiatives. As a public company, we have and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules and regulations subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These rules and regulations have and will continue to increase our legal and financial compliance costs and will render some activities more time-consuming and costly. Despite the internal controls and procedures put in place to maintain compliance with securities laws and regulations, our employees may still fail to comply with all SEC disclosure and reporting requirements. Such failure could lead to administrative and civil penalties, criminal penalties, and private litigation with shareholders. The consequences could have a material effect on our ability to effectively market our products and operate our business.
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
Some provisions of our third amended and restated charter, bylaws and Tennessee law may inhibit potential acquisition bids that you may consider favorable.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.” Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should,” “seek,” “anticipate” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. While forward-looking statements reflect our good-faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties, including those mentioned in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this

Form 10-K. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. Such factors include, but are not limited to:

•	The possible or assumed future results of operations, including the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	Changes in national or regional economic conditions, including changes in interest rates and the availability and the cost of capital to us;

•	Our competitive position and competitors, including the size and growth potential of the markets for our products and product candidates;

•	The success, cost and timing of our product development activities and clinical trials; and our ability to successfully commercialize our product candidates;

•	The performance of our third-party suppliers and manufacturers; and the retention of key scientific and management personnel;

•	Our expectations regarding our ability to provide intellectual property protection for our product candidates; and

•
Changes in reimbursement available to us, including changes in Medicare and Medicaid payment levels and availability of third-party insurance coverage and the effects of future legislation or regulations.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2014, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2016. Of the 25,500 square feet of leased office space, we have subleased to others approximately 9,900 square feet. We believe these facilities are adequate to meet our current needs for office space. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contract groups.
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
Also see the discussion of legal proceedings contained in Part I, Item 1, Business - Trademarks and Patents, of this Form 10-K, which is incorporated herein by reference.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 3, 2015, we had 79 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 3, 2015 was $6.40 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2013 and 2014:

	High	Low

Fiscal year ended December 31, 2014:
First quarter	$5.19	$4.33
Second quarter	4.59	4.20
Third quarter	5.20	4.42
Fourth quarter	6.20	4.50

Fiscal year ended December 31, 2013:
First quarter	5.10	4.03
Second quarter	5.37	4.52
Third quarter	5.85	4.33
Fourth quarter	5.41	4.53
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
Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2009 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2009, and that all dividends were reinvested.

Purchases of Equity Securities
On May 13, 2010, we announced a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013 and January 2015, our Board of Directors replaced the prior authorizations with $10 million authorizations for repurchases of our outstanding common stock. We repurchased 881,810 shares, 1,008,105 shares and 1,268,809 shares of common stock for approximately $4.3 million, $4.8 million and $8.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	63,654		$4.92	63,654	$2,550,521
November	156,753	(1)	5.14	156,753	1,745,033
December	84,425		5.43	84,425	1,286,849
Total	304,832

(1)	Of this amount, 10,000 shares were repurchased directly in a private purchase at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2014	2013	2012	2011	2010
	(in thousands, except per share data)

Net revenues	$36,902	$32,027	$48,851	$51,143	$45,876
Costs and expenses	33,343	35,829	40,033	41,293	39,375
Operating income (loss)	3,559	(3,801)	8,818	9,849	6,502
Net income (loss) attributable to common shareholders	2,424	(2,105)	5,842	5,658	2,457
Earnings (loss) per share – basic	$0.14	$(0.11)	$0.30	$0.28	$0.12
Earnings (loss) per share – diluted	$0.14	$(0.11)	$0.30	$0.28	$0.12

	As of December 31,
Balance sheet data:	2014	2013	2012	2011	2010
	(in thousands)

Cash and cash equivalents	$39,866	$40,869	$54,349	$70,599	$65,894
Marketable securities	14,841	14,020	16,686	—	—
Working capital	57,065	61,134	79,177	80,708	71,811
Total assets	95,405	87,614	98,594	95,518	92,054
Total long-term debt and other long-term obligations (including current portion)	1,032	869	5,042	5,485	7,802
Retained earnings	18,818	16,395	18,499	12,657	6,999
Total equity	80,753	79,292	85,566	82,835	77,715
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
EXECUTIVE SUMMARY
We are a growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection for the treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease, Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, Hepatoren (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS") and Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD).
We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised approximately 50 sales representatives and managers as of December 31, 2014.
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
The following is a summary of our 2014 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•	We restored profitability through a more diversified revenue stream and continued cost management.

•
In 2013, we added Omeclamox-Pak, a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. We launched our promotion and distribution efforts to support Omeclamox-Pak in early 2014.

•
In February 2014, we entered into an agreement with Astellas to acquire Vaprisol including certain product rights, intellectual property and related assets. Vaprisol is the only intravenously administered branded prescription product indicated for the treatment of hyponatremia. We re-launched active promotion of the brand during the middle of 2014 utilizing our hospital sales force.

•
We launched a new Kristalose positioning program which resulted in it becoming our largest selling brand in 2014. This positioning included a preference study which indicated that patients prefer the taste, consistency and portability of Kristalose over similar products in syrup forms. We combined the preference study with an enhanced patient coupon program and expanded managed care coverage to position Kristalose.

•	We continued our international expansion during 2014 with our Caldolor product launch in Korea.

•
We continued to provide poster presentations and obtain meaningful publications of our Caldolor studies. These presentations and publications highlight the efficacy of Caldolor in treating pain and fever as well as the safety and efficacy of a shortened infusion time of intravenous ibuprofen.

•
We obtained our third and fourth U.S. patents for Acetadote during 2014. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. The claims of the 738 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. We are continuing to seek additional claims to protect our intellectual property associated with Acetadote.

•
During 2014, we obtained additional patents for Caldolor. The claims of the 452 Caldolor Patent and the 810 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen and are scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.

•
We successfully transferred the Caldolor manufacturing process to two manufacturers and these suppliers have manufactured validation inventory. We finalized a Kristalose API purchase agreement that formalized and extended our existing relationship with this raw materials manufacturer. We also entered into manufacturing relationships with two Kristalose packagers during 2014.

•
We have also completed the manufacturing of an oral formulation of ifetroban and the FDA has cleared an IND amendment for this product candidate. We have initiated clinical development under the brand name Boxaban (ifetroban) capsules and are evaluating this candidate for patients suffering from aspirin-exacerbated respiratory disease (AERD) a condition for which there is no U.S. approved pharmaceutical treatment.

•	We secured a new senior credit facility for up to $20 million with SunTrust Bank and arranged for $2 million in new funding for CET that included an investment from Gloria.
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
Our revenue is derived primarily from the product sales of Acetadote, Vaprisol, Caldolor, Omeclamox-Pak and Kristalose. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other revenue, which is a component of net revenues, includes upfront payments under licensing agreements along with grant and rental income. Other income was 0.6% percent of net revenues in 2014, 2.9% in 2013, and 1.9% in 2012.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.4 million and $0.6 million at December 31, 2014 and 2013, respectively for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2014	2013	2012

Balance, January 1	$2,437,140	$3,371,863	$3,216,622
Current provision	14,972,112	4,181,403	6,000,830
Current provision for prior period sales	—	—	(367,060)
Actual product returns and credits issued	(12,174,452)	(5,116,126)	(5,478,529)
Balance, December 31	$5,234,800	$2,437,140	$3,371,863
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $5.2 million, $2.4 million and $3.4 million as of December 31, 2014, 2013 and 2012, respectively. Of these amounts, our estimated liability for fee for services represented $0.9 million, $0.5 million and $1.1 million, respectively, while our accrual for product returns totaled $2.1 million, $1.6 million and $1.8 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.3 million in the year ended December 31, 2014 and $0.1 million in each of the two years ended December 31, 2013. A change in our product return estimate of one percentage point would have impacted net sales by $0.5 million, $0.3 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2014 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
The tax benefit associated with the exercise of nonqualified stock options is recognized when the benefit is used to offset income taxes payable. As of December 31, 2014, we have unrecognized federal net operating loss carryforwards associated with the exercise of nonqualified options of $44.2 million. In addition to these unrecognized federal net operating loss carryforwards, as of December 31, 2014, we have recognized federal Orphan Drug and Research and Development tax credits of $1.1 million that expire between 2021 and 2033.
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
In the second quarter of 2012, we implemented an Option Exchange Program (the “Exchange Program”) whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option fair value model. As there was no public market for our common stock prior to our initial public offering and, therefore, a lack of company-specific historical or implied volatility data, we determined the share-price volatility based on an analysis of certain publicly-traded companies that we consider to be our peers. The comparable peer companies used for our estimated volatility included publicly-traded companies with operations which we believe to be similar to ours. We estimated the expected life of employee share options based on the simplified method allowed by SAB No. 107, as amended by SAB No. 110. Under this approach, the expected term is presumed to be the average between the weighted-average vesting period and the contractual term. The expected term for options granted to non-employees is generally the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury Note, Stripped Principal, on the date of grant with a term substantially equal to the corresponding option’s expected term. We have never declared or paid any cash dividends nor do we plan to pay cash dividends in the foreseeable future.
The following assumptions were used in calculating the fair value of options exchanged in 2012 as part of the Exchange Program.

2012
Exchange Program

Dividend yield	—
Expected term (years)	1.3 - 7.3
Expected volatility	37% - 78%
Risk-free interest rate	0.23% - 1.50%
Research and Development
We accrue for and expense research and development costs based on estimates of work performed, patient enrollment or fixed-fee-for-services. As work is performed and/or invoices are received, we adjust our estimates and accruals. To date, our accruals have not differed materially from our estimates. Total research and development costs are a function of studies being conducted and will increase or decrease based on the level of activity in any particular year.
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

RESULTS OF OPERATIONS
Year ended December 31, 2014 compared to year ended December 31, 2013
The following table presents the statements of operations for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013	Change
Net revenues	$36,901,871	$32,027,462	$4,874,409
Costs and expenses:
Cost of products sold	5,053,165	5,439,422	(386,257)
Selling and marketing	14,902,202	14,387,745	514,457
Research and development	3,389,419	5,615,501	(2,226,082)
General and administrative	8,401,560	9,489,976	(1,088,416)
Amortization	1,596,689	896,156	700,533
Total costs and expenses	33,343,035	35,828,800	(2,485,765)
Operating income (loss)	3,558,836	(3,801,338)	7,360,174
Interest income	251,447	230,291	21,156
Interest expense	(67,074)	(103,422)	36,348
Income (loss) before income taxes	3,743,209	(3,674,469)	7,417,678
Income tax (expense) benefit	(1,380,744)	1,523,051	(2,903,795)
Net income (loss)	$2,362,465	$(2,151,418)	$4,513,883
Net revenues. Net revenues for the year ended December 31, 2014 were approximately $36.9 million compared to $32.0 million for the year ended December 31, 2013, representing an increase of $4.9 million or 15.2%. The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2014	2013	Change
Products:
Acetadote	$11,906,232	$18,846,753	$(6,940,521)
Omeclamox-Pak	4,111,916	1,045,815	3,066,101
Kristalose	14,932,271	9,118,475	5,813,796
Vaprisol	3,011,997	—	3,011,997
Caldolor	2,721,346	2,089,655	631,691
Other	218,109	926,764	(708,655)
Total net product revenues	$36,901,871	$32,027,462	$4,874,409
Net product revenues. The revenue increase was driven primarily by increases in Kristalose product revenue of $5.8 million, Omeclamox-Pak revenue of $3.1 million and Vaprisol revenue of $3.0 million. A decrease in branded Acetadote product revenue of $3.5 million and a decrease in Authorized Generic Acetadote product revenue of $3.4 million partially offset this overall revenue increase.
Kristalose revenue increased 63.8% over the prior year primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.

The increase in revenue was also attributable to a 30.2% increase in Caldolor through our growth in international and domestic sales. The addition of Vaprisol in early 2014 and the benefit of a full year of Omeclamox-Pak compared to a partial year of sales for the brand during 2013 also contributed to the revenue increase.
The year over year decrease in Acetadote net revenue was primarily due to decreased sales volume of the branded Acetadote and Authorized Generic product largely as a result of generic competition. Acetadote product revenue for 2014 included $5.8 million in sales of the Authorized Generic product compared to prior year sales of $9.2 million.
Other revenue. Other revenue was $0.2 million in 2014 compared to $0.9 million in 2013. The decrease was primarily the result $0.6 million of upfront payments we received during 2013 in connection with out-licensing agreements with international commercial partners.
Cost of products sold. As a percentage of net revenues, cost of products sold decreased to 13.7% during 2014, compared to 17.0% in the prior year. The decrease in costs of sales as a percentage of net revenue was partially attributable to a change in the product sales mix and an increase in our sales prices. The comparative decrease is also attributable to the recognition of $0.9 million in inventory write-downs during 2013 for potentially obsolete inventory.
Selling and marketing. Selling and marketing expense for 2014 was $14.9 million, compared to $14.4 million for the prior year, representing an increase of $0.5 million. The increase was the result of increased sales, including a $0.4 million increase in Omeclamox-Pak product royalties and increased distribution costs of products and product samples. We continue to evaluate our selling and marketing costs and efforts under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs in 2014 were $3.4 million, compared to $5.6 million last year, representing a decrease of approximately $2.2 million, or 39.6%. This change was a result of decreased product development and clinical study costs during 2014 following the conclusion of clinical studies related to Caldolor during 2013.
General and administrative. General and administrative expense for 2014 totaled approximately $8.4 million, compared to $9.5 million in 2013. The $1.1 million decrease was attributable to decreases in salary, wages and benefits, travel costs, legal expenses and consulting fees. We continue to realign the organization to support the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization expense for 2014 was $1.6 million compared to $0.9 million last year, representing an increase of $0.7 million. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax (expense) benefit. Income tax expense for the year ended December 31, 2014 totaled approximately $1.4 million, representing a $2.9 million increase in expense over the prior year income tax benefit of $1.5 million. The primary reason for the increase was the result of pretax income in 2014 compared to a pretax loss last year. As a percentage of income before income taxes, income tax expense was 36.9% for 2014 compared to a benefit percentage of 41.4% for 2013. The tax expense for 2014 was positively impacted by the extension of the U.S. research and development tax credit for 2014, along with the reduction in our state tax expense during 2014. The tax benefit for 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013.
Year ended December 31, 2013 compared to year ended December 31, 2012
Net revenues. Net revenues in 2013 decreased approximately $16.8 million compared to 2012. The decline in net product revenues was primarily attributable to decreases in Acetadote product revenue of $18.7 million. This decrease was partially offset by an increase in Caldolor product revenue of $1.1 million and revenue of $1.0 million generated from Omeclamox-Pak.
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
Research and development. Research and development costs for 2013 were $5.6 million, compared to $5.1 million in 2012, representing an increase of $0.5 million, or 10.2%. The increase was a result of increased product development and study costs in 2013 compared to 2012.
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
Income taxes. The income tax benefit for 2013 was $1.5 million, representing a decrease in tax expense of $4.8 million from the $3.2 million of income tax expense in 2012. As a percentage of loss before income taxes, the income tax benefit was 41.4% for 2013 compared to expense of 35.8% of income before income taxes for 2012. The tax rate for 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013. The tax rate percentage in 2012 was primarily due to the recognition of a deferred tax benefit associated with the exchange of certain incentive stock options.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the years ended December 31, 2014, 2013 and 2012, we generated $6.7 million, $0.7 million and $7.1 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to service existing debt, finance internal growth and fund capital expenditures.
In 2012, we began investing a portion of our cash reserves in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2014 and 2013, we had approximately $14.8 million and $14.0 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2014	2013

Cash and cash equivalents	$39,866,037	$40,869,457
Marketable securities	14,841,418	14,019,761
Total cash, cash equivalents and marketable securities	$54,707,455	$54,889,218

Working capital (current assets less current liabilities)	$57,065,489	$61,133,945
Current ratio (multiple of current assets to current liabilities)	5.2	9.1

Revolving line of credit availability	$12,000,000	$10,000,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2014	2013	2012

Cash provided by (used in):
Operating activities	$6,693,431	$746,126	$7,135,182
Investing activities	(6,034,440)	(5,071,939)	(19,177,141)
Financing activities	(1,662,411)	(9,154,111)	(4,207,806)
Net (decrease) increase in cash and cash equivalents	$(1,003,420)	$(13,479,924)	$(16,249,765)
The net decrease in cash and cash equivalents for 2014 was mainly attributable to cash used in our investing activities. Cash provided by operating activities was $6.7 million. Cash used in investing activities included a $2.0 million up-front payment for the acquisition of Vaprisol, a $3.1 million increase in intangible assets, and a net investment in marketable securities of $0.8 million. Our financing activities included the repurchase of shares of our common stock totaling $4.3 million partially offset by the $1.0 million investment Gloria made in CET. During 2014, we recognized approximately $1.7 million of excess tax benefits. The excess tax benefit represents the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options. As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K.
The net use of cash and cash equivalents for the year ended December 31, 2013 was partly attributable to net investing and repayment of financing activities during the year. Net investing activities which used cash included $0.1 million in purchases of equipment and investment in intangible assets of $7.5 million. The investment in intangible assets includes our $4.0 million investment in Omeclamox-Pak. The cash used in investing activities was offset by our decrease of $2.5 million in net investment in marketable securities, with the decrease primarily in our VRDN's. We also repaid the outstanding balance of our revolving line of credit of $4.4 million during 2013. While net cash provided by operating activities was $0.7 million, the net loss of $2.2 million contributed to the net decrease in cash equivalents.
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
New Debt Agreement
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with our previous primary lender which was to expire on December 31, 2014. There are no borrowings under the Loan Agreement at December 31, 2014. The Loan Agreement provides for an aggregate principal amount of up to $20 million and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous agreement. We have the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. Our interest rate is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. We were in compliance with all covenants at December 31, 2014.
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
Under the previous agreement, we were subject to certain financial covenants including, but not limited to, maintaining a leverage ratio and interest coverage ratio, as defined in the Agreement. In March 2014 and May 2014, the previous Agreement was amended for certain provisions related to the aggregate ownership of the Company's common stock over 30% and certain other financial covenants. As a result of these amendments we were in compliance with all covenants.
The Company incurred no early termination penalties upon termination of the previous Agreement and incurred less than $0.1 million in deferred financing costs related to the new Loan Agreement, which will be amortized to interest expense using the effective interest method over the term of the Loan Agreement.
Minimum Product Purchase Requirements
Our manufacturing and supply agreement with one manufacturer, which expired in 2014, contained a minimum annual purchase obligation. Our normal inventory purchasing levels were above the required minimum amounts, and as of December 31, 2014, we had met our purchase obligations under the agreement.
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2014:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2015	2016	2017	2018	2019

Amounts reflected in the balance sheet:
Line of credit	$—	$—	$—	$—	$—	$—
Estimated interest on debt (3)	75,000	30,000	30,000	15,000	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	2,305,725	1,052,662	941,247	232,964	78,852	—
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$2,380,725	$1,082,662	$971,247	$247,964	$78,852	$—

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

(3)
Represents the estimated unused line of credit payments based on a zero balance outstanding on December 31, 2014. Interest and unused line of credit payments are due and payable quarterly in arrears. Estimated interest for the line of credit is based on the assumption of a consistent zero outstanding balance.

(4)	Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2014, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

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
There are no other recently issued but not yet adopted accounting pronouncements that would materially impact our financial condition or results of operations.
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
In the first quarter of 2012, we analyzed our return on our investments and determined investing in variable rate demand notes and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities), would yield a higher return with minimal additional risk. The variable rate demand notes, or VRDNs, are generally issued by municipal governments and are backed by a financial institution letter of credit. We hold a put right on the VRDN's, which allows us to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $14.8 million in marketable securities outstanding at December 31, 2014, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. As of December 31, 2014, no borrowings were outstanding under our line of credit.

Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2014, 2013 and 2012. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting and the related attestation report of KPMG LLP, our independent registered public accounting firm, are included on page F-1 and F-3, respectively, of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.
None.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2015 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 10, 2015.
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

10.11#	Employment Agreement dated March 4, 2015, effective as of January 1, 2015, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 4, 2015, effective as of January 1, 2015, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 4, 2015, effective as of January 1, 2015, by and between Leo Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 4, 2015, effective as of January 1, 2015, by and between Rick S. Greene and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 4, 2015, effective as of January 1, 2015, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

Exhibit Number	Description

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

10.25†
Omeclamox-Pak® Promotion Agreement, dated October 1, 2013, by and between Cumberland Pharmaceuticals Inc. and Pernix Therapeutics, LLC incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 11, 2014

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.29†
Packaging Agreement effective November 1, 2011 by and among Mylan Institutional Inc., Mylan Pharmaceuticals Inc. and Cumberland Pharmaceuticals Inc. incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2012

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.33
Revolving Credit Loan Agreement, dated June 26, 2014, by and between Cumberland Pharmaceuticals inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 8, 2014

21
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2015.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 9, 2015
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Rick S. Greene	Vice President and CFO	March 9, 2015
Rick S. Greene	(Principal Financial and Accounting Officer

/s/ Thomas R. Lawrence	Director	March 9, 2015
Thomas R. Lawrence

/s/ Martin E. Cearnal	Director	March 9, 2015
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 9, 2015
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 9, 2015
Jonathan I. Griggs

/s/ James R. Jones	Director	March 9, 2015
James R. Jones

/s/ Joey A. Jacobs	Director	March 9, 2015
Joey A. Jacobs

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Cumberland Pharmaceuticals Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
Cumberland Pharmaceuticals Inc.’s independent registered public accounting firm has issued an audit report on the effectiveness of Cumberland Pharmaceuticals Inc.’s internal control over financial reporting. This report appears on page F-3 of this annual report on Form 10-K.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 9, 2015

/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Nashville, Tennessee
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:
We have audited Cumberland Pharmaceuticals Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Nashville, Tennessee
March 9, 2015

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$39,866,037	$40,869,457
Marketable securities	14,841,418	14,019,761
Accounts receivable, net of allowances	5,504,728	4,530,424
Inventories	5,600,319	5,722,882
Prepaid and other current assets	1,351,324	825,675
Deferred tax assets	3,651,145	2,711,516
Total current assets	70,814,971	68,679,715
Property and equipment, net	651,030	880,647
Intangible assets, net	21,568,541	15,498,819
Deferred tax assets	578,592	1,208,891
Other assets	1,791,980	1,345,666
Total assets	$95,405,114	$87,613,738

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,242,713	$2,035,853
Other current liabilities	10,506,769	5,509,917
Total current liabilities	13,749,482	7,545,770
Revolving line of credit	—	—
Other long-term liabilities	902,841	776,125
Total liabilities	14,652,323	8,321,895
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 17,118,993 and 17,985,503 shares issued and outstanding as of December 31, 2014 and 2013, respectively	61,942,410	63,073,941
Retained earnings	18,818,263	16,394,540
Total shareholders’ equity	80,760,673	79,468,481
Noncontrolling interests	(7,882)	(176,638)
Total equity	80,752,791	79,291,843
Total liabilities and equity	$95,405,114	$87,613,738
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Revenues:
Net product revenue	$36,683,762	$31,100,698	$47,944,031
Other revenue	218,109	926,764	907,206
Net revenues	36,901,871	32,027,462	48,851,237
Costs and expenses:
Cost of products sold	5,053,165	5,439,422	5,046,179
Selling and marketing	14,902,202	14,387,745	20,329,493
Research and development	3,389,419	5,615,501	5,095,172
General and administrative	8,401,560	9,489,976	9,055,959
Amortization	1,596,689	896,156	506,332
Total costs and expenses	33,343,035	35,828,800	40,033,135
Operating income (loss)	3,558,836	(3,801,338)	8,818,102
Interest income	251,447	230,291	304,865
Interest expense	(67,074)	(103,422)	(71,985)
Income (loss) before income taxes	3,743,209	(3,674,469)	9,050,982
Income tax (expense) benefit	(1,380,744)	1,523,051	(3,244,776)
Net income (loss)	2,362,465	(2,151,418)	5,806,206
Net loss at subsidiary attributable to noncontrolling interests	61,258	46,804	36,286
Net income (loss) attributable to common shareholders	$2,423,723	$(2,104,614)	$5,842,492

Earnings (loss) per share attributable to common shareholders:
Basic	$0.14	$(0.11)	$0.30
Diluted	$0.14	$(0.11)	$0.30
Weighted-average common shares outstanding:
Basic	17,617,765	18,332,997	19,564,625
Diluted	17,899,632	18,332,997	19,787,537

Comprehensive income (loss) attributable to common shareholders	$2,423,723	$(2,104,614)	$5,842,492
Net loss at subsidiary attributable to noncontrolling interests	61,258	46,804	36,286
Total comprehensive income (loss)	$2,362,465	$(2,151,418)	$5,806,206
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$2,362,465	$(2,151,418)	$5,806,206
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	1,989,564	1,301,835	901,649
Deferred tax benefit	(309,330)	(1,579,918)	(829,846)
Share-based compensation	761,663	674,955	636,528
Excess tax benefit derived from exercise of stock options	(1,653,028)	(48,024)	(3,760,766)
Noncash interest expense	38,634	24,075	24,075
Noncash investment (gains) losses	(52,040)	178,822	(45,814)
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(974,304)	1,486,777	1,065,689
Inventories	1,532,563	495,473	(443,661)
Prepaid, other current assets and other assets	(1,011,365)	117,021	(648,941)
Accounts payable and other accrued liabilities	3,846,482	58,855	4,373,276
Other long-term liabilities	162,127	187,673	56,787
Net cash provided by operating activities	6,693,431	746,126	7,135,182
Cash flows from investing activities:
Additions to property and equipment	(163,258)	(97,412)	(464,893)
Cash paid for acquisitions	(2,000,000)	—	—
Additions to intangible assets	(3,101,565)	(7,462,080)	(2,071,926)
Proceeds from sale of marketable securities	3,437,645	6,859,061	5,220,480
Purchases of marketable securities	(4,207,262)	(4,371,508)	(21,860,802)
Net cash used in investing activities	(6,034,440)	(5,071,939)	(19,177,141)
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	—	(4,359,951)	(500,000)
Repurchase of common shares	(4,315,444)	(4,800,908)	(8,086,594)
Exercise of stock options	—	(41,276)	618,022
Sale of subsidiary shares to noncontrolling interest	1,000,005	—	—
Excess tax benefit derived from exercise of stock options	1,653,028	48,024	3,760,766
Net cash used in financing activities	(1,662,411)	(9,154,111)	(4,207,806)
Net decrease in cash and cash equivalents	(1,003,420)	(13,479,924)	(16,249,765)
Cash and cash equivalents, beginning of year	40,869,457	54,349,381	70,599,146
Cash and cash equivalents, end of year	$39,866,037	$40,869,457	$54,349,381

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$28,440	$79,347	$47,910
Income taxes	17,077	(129,509)	112,381
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	(1,574,847)	543,905	888,141
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2014, 2013 and 2012

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2011	20,020,535	70,272,155	12,656,662	(93,548)	82,835,269
Net income			5,842,492	(36,286)	5,806,206
Share-based compensation	20,199	632,818			632,818
Exercise of options and related tax benefit	165,182	4,378,788			4,378,788
Repurchase of common shares	(1,268,809)	(8,086,594)			(8,086,594)
Balance, December 31, 2012	18,937,107	67,197,167	18,499,154	(129,834)	85,566,487
Net loss			(2,104,614)	(46,804)	(2,151,418)
Share-based compensation	19,743	670,934			670,934
Exercise of options and related tax benefit	36,758	6,748			6,748
Repurchase of common shares	(1,008,105)	(4,800,908)			(4,800,908)
Balance, December 31, 2013	17,985,503	63,073,941	16,394,540	(176,638)	79,291,843
Net income			2,423,723	(61,258)	2,362,465
Share-based compensation	15,300	760,894			760,894
Exercise of options and related tax benefit	—	1,653,028			1,653,028
Sale of subsidiary shares to noncontrolling interest	—	769,991	—	230,014	1,000,005
Repurchase of common shares	(881,810)	(4,315,444)			(4,315,444)
Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
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
Cumberland focuses its resources on maximizing the commercial potential of it's products, as well as developing new product candidates, and has both internal development and commercial capabilities. The Company’s products are manufactured by third parties, which are overseen by Cumberland’s quality control and manufacturing professionals. The Company works closely with its third-party distribution partner to make its products available in the United States.
In order to create access to a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which assists universities and other research organizations to help bring biomedical projects from the laboratory to the marketplace. The Company’s ownership in CET is 80%. In 2014, the Company organized an equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”) for their participation in CET. As a result, Gloria received shares in CET and joined the CET ownership group. As noted above, the ownership interests of CET includes Gloria and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET are allocated to noncontrolling interests in the consolidated statements of operations were approximately $61,258, $46,804 and $36,286 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2014 and 2013, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2014 and 2013, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
The cost of acquiring product and license rights are capitalized at fair value at the date of acquisition for products that are approved by the FDA for commercial use. These costs are amortized ratably over the estimated economic life of the product. The economic life is estimated based upon the term of the license agreement, patent life or market exclusivity of the product and based on management's assessment of future sales and profitability of the product. This estimate is evaluated on a regular basis during the amortization period and adjusted if appropriate. If there are any changes made to the useful life of the product and license rights, the costs associated with such a change, if any, will be capitalized and amortized over the revised useful life.
Capitalized patent costs consist of outside legal costs associated with obtaining and protecting patents on products that have been approved for marketing by the FDA. If it becomes probable that a patent will not be issued or a patent has been declared invalid, related costs associated with the patent application are expensed at the time such determination is made. All costs associated with obtaining patents for products that have not been approved for marketing by the FDA are expensed as incurred.
Amortization expense is recognized ratably over the following periods:

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no further depreciation or amortization is recorded on the asset upon classification as held-for-sale. The assets and liabilities of a disposal group classified as held-for-sale, if any, are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company recorded no impairment charges during 2014, 2013 and 2012.
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
The Company is a party to several licensing arrangements with customers that purchase product from the Company. Under these licensing arrangements, the third-party licensee may have access to the Company's FDA registration file. Licensing arrangements typically include an up-front payment for gaining access to the FDA registration file, royalties and milestone payments upon the achievement of specific sales levels. The amounts received for access to the FDA registration file are evaluated and based on the evaluation, the resulting revenue is either recognized upfront or recognized over the term of the arrangement. Royalties and milestones are recognized as revenue when earned. For substantive milestones, the Company uses the milestone method of recognizing

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

revenue if it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, it relates solely to past performance and it is reasonable relative to other milestones.
Cost of Products Sold
Cost of products sold consists principally of the cost to acquire each unit of product sold, including in-bound freight expense. Cost of products sold also includes expenses associated with the write-down of slow-moving or expired product.
Selling and Marketing Expense
Selling and marketing expense consists primarily of expenses relating to the advertising, promotion, distribution and sale of products, including royalty expense, salaries and related costs.
Distribution Costs
Distribution costs are expensed as incurred and totaled $1.0 million in 2014 and $0.9 million in both 2013 and 2012. They are included as a component of selling and marketing expenses in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. These costs were $2.5 million, $2.1 million and $3.0 million in 2014, 2013 and 2012, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of operations.
Research and Development
Research and development costs are expensed in the period incurred. Research and development costs are comprised mainly of clinical trial expenses, salaries, wages and other related costs such as materials and supplies. Development expense includes activities performed by third-party providers participating in the Company’s clinical studies. The Company accounts for these costs based on estimates of work performed, patients enrolled or fixed fees for services.
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
Comprehensive Income (Loss)
Total comprehensive income (loss) was comprised solely of net income (loss) for all periods presented.
Earnings (Loss) per Share
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
(3)    New Products
Vaprisol
On February 28, 2014, the Company acquired certain product rights, intellectual property and related assets of Vaprisol from Astellas Pharma US, Inc. ("Astellas"). Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia. The Company provided an upfront payment of $2.0 million to Astellas at closing. There is an additional milestone payment due forty-five days after the first anniversary date of the closing of the transaction of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. Cumberland's acquisition of Vaprisol is accounted for as a business combination and the products sales are included in the results of operations subsequent to the acquisition date.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed as of the acquisition date for Vaprisol:

Intellectual property intangible assets	$2,990,000
Inventories	1,410,000
Acquired contingent liabilities	(400,000)
Contingent consideration obligation	(2,000,000)
Total net assets acquired	$2,000,000
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. The Company continues to evaluate the assets acquired and liabilities assumed during the measurement period. Vaprisol contributed $3.0 million in net revenues during 2014. The pro-forma effects of the acquisition on the condensed consolidated financial statements were not deemed material for disclosure purposes.
Omeclamox-Pak
On October 28, 2013, the Company entered into an agreement with Pernix Therapeutics ("Pernix") to distribute and promote Omeclamox-Pak. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. Under the terms of the agreement, the Company promotes the product to gastroenterologists across the United States and Pernix promotes the product through its specialty sales force focusing on select primary care physicians. The companies cooperate in the marketing and other activities needed to support the commercialization of the brand. The Company paid an upfront payment of $4.0 million to Pernix on October 29, 2013. The agreement calls for additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Cumberland was not required to make the first milestone payment of $1.0 million to Pernix as all the criteria for that payment were not met. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to Pernix. The Company also makes royalty payments to Pernix to reflect their ongoing sales promotional efforts.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $4.1 million in net revenues during 2014 and $1.0 million during 2013.
(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2014	2013	2012
Products:
Acetadote	$11,906,232	$18,846,753	$37,522,180
Omeclamox-Pak	4,111,916	1,045,815	—
Kristalose	14,932,271	9,118,475	9,429,741
Vaprisol	3,011,997	—	—
Caldolor	2,721,346	2,089,655	992,110
Total net product revenues	$36,683,762	$31,100,698	$47,944,031
As discussed in Note 3, the Company acquired rights to two new products, Omeclamox-Pak and Vaprisol, and both contributed to Cumberland's net revenue during 2014. On October 28, 2013, Cumberland entered into an agreement with Pernix to distribute and promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to record the revenue of this product and effective January 2014 Cumberland began distributing Omeclamox-Pak and promoting it to gastroenterologists across the United States. On February 28, 2014, Cumberland entered into an agreement with Astellas to acquire Vaprisol including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
As part of the November 12, 2012, Settlement Agreement with Paddock and Perrigo, the Company supplies Perrigo with an Authorized Generic ("Authorized Generic") version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $5.8 million, $9.2 million and $0.3 million during 2014, 2013 and 2012, respectively.
In December 2011, the Company discontinued sales of the 400mg Caldolor offering domestically and focused on the 800mg Caldolor offering. During 2014, Cumberland had total sales of $0.5 million of its 400mg Caldolor offering outside the United States.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.4 million at December 31, 2014 and $0.6 million at December 31, 2013, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $5.2 million and $2.4 million, respectively, at December 31, 2014 and 2013.
Other Revenues
During 2013, the Company entered into six new agreements with international partners for commercialization of certain of the Company's products into additional international territories and amended its agreement with Gloria, a Chinese pharmaceutical company, to extend its territory. As a result of the new and amended agreements, the Company recognized approximately $0.6 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during 2013.
The agreements entered into during 2013 provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

formulations. Under the licensing agreements, the Company is entitled to receive additional milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The agreements provide for up to $0.6 million in milestone payments related to regulatory approvals and up to $4.0 million in milestone payments related to total and annual product sales. As of December 31, 2014, the Company has not recognized any revenues related to milestones associated with the new agreements. The Company is also entitled to receive royalties on future sales of the products under the agreements.
In 2012, the Company entered into an exclusive licensing agreement for Acetadote and Caldolor with Harbin Gloria. In connection with the agreement, the Company has certain protective rights, including the right to review and approve all documents submitted to the Chinese State Drug Administration. During 2012, the Company received nonrefundable, up-front payments totaling approximately $0.7 million in exchange for the transfer of certain intellectual property, including its product dossiers, and recognized these payments as other revenue in the consolidated statement of operations when the intellectual property was provided to the licensee. The licensing agreement provides for the Company to receive additional milestone payments of $0.7 million when the licensee receives notice from the regulatory authority granting approval to conduct clinical trials, or stating that no clinical trials are necessary. The Company is also entitled to receive milestone payments of $1.1 million upon receiving regulatory approval for each of Acetadote and Caldolor in China. The Company will recognize revenue for these substantive milestones using the milestone method. As of December 31, 2014, no revenue has been recognized related to milestones associated with Harbin Gloria.
Other revenues during 2014, 2013 and 2012 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.
(5)    Inventories
The Company's inventories consisted of the following as of December 31:

	2014	2013

Raw materials and work in process	$2,571,465	$2,025,020
Finished goods	3,028,854	3,697,862
Total inventories	$5,600,319	$5,722,882
Caldolor inventory represented the majority of net inventory on hand at December 31, 2014 and 2013, and had varying original expiration dates that began in the second quarter of 2014 and extend through January 2016. During 2013, the Company provided stability data to the FDA supporting that the Caldolor product expiration dates may be extended by up to a year. In January 2014, the FDA notified the Company that it had approved its request to extend the original shelf life of the Caldolor 800mg vials from five to six years.
At December 31, 2014 and 2013, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $3.2 million and $3.5 million, respectively.
In connection with the acquisition of certain product right assets related to the Kristalose brand as discussed in Note 7, the Company is responsible for purchasing the active pharmaceutical ingredient for Kristalose and maintains this raw material inventory at its third-party manufacturer. As the ingredients are consumed in production, the value of the ingredients is transferred from raw materials to finished goods.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2014	2013

Computer equipment	3 – 5 years	$792,268	$754,088
Office equipment	3 – 15 years	171,649	132,999
Furniture and fixtures	5 – 15 years	703,187	616,759
Leasehold improvements	3 – 15 years, or remaining lease term	1,223,453	1,223,453
Total property and equipment, gross		2,890,557	2,727,299
Less: accumulated depreciation and amortization		(2,239,527)	(1,846,652)
Total property and equipment, net		$651,030	$880,647
Depreciation expense, including amortization expense related to leasehold improvements, was $0.4 million during 2014, 2013 and 2012. Depreciation expense is included in general and administrative expense in the consolidated statements of operations.
(7)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2014	2013

Product and license rights	$16,477,749	$12,139,031
Less: accumulated amortization	(2,225,949)	(1,096,238)
Total product and license rights	14,251,800	11,042,793
Patents	8,194,264	4,866,570
Less: accumulated amortization	(877,523)	(410,544)
Total patents	7,316,741	4,456,026
Trademarks	9,020	9,020
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	—	—
Total intangible assets	$21,568,541	$15,498,819
On February 28, 2014, the Company acquired the rights of the branded prescription product Vaprisol from Astellas (discussed more fully in Note 3). The intangible asset is valued at $3.0 million and is included in product and license rights. The asset will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in February 2022.
During 2013, the Company entered into an agreement with Pernix to distribute and promote the branded prescription product Omeclamox-Pak. The $4.0 million upfront payment the Company paid to Pernix Therapeutics

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

on October 29, 2013 (discussed more fully in Note 3) is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032.
In 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly payments over a seven-year period equal to a percentage of Kristalose net sales. The payments are being treated as consideration for the assets acquired and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently the remaining term of the 15 year agreement. During 2014 and 2013, the Company paid $1.3 million and $0.8 million, respectively, to Mylan Inc. in Kristalose payments.
During 2014 and 2013, the Company recorded an additional $3.3 million and $2.1 million, respectively, in intangible assets for capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents was $1.6 million, $0.9 million and $0.5 million during 2014, 2013 and 2012, respectively. The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2015	$1,949,396
2016	1,949,396
2017	1,949,396
2018	1,949,396
2019 and thereafter	13,770,957
$21,568,541
(8)    Other Current Liabilities
Other current liabilities consisted of the following at December 31:

	2014	2013

Rebates, product returns, administrative fees and service fees	$5,234,800	$2,437,140
Employee wages and benefits	1,154,093	1,110,726
Acquisition related accruals	2,360,960	—
Accrued inventory purchases	198,000	1,236,000
Other	1,558,916	726,051
Total other current liabilities	$10,506,769	$5,509,917
(9)    Debt
New Debt Agreement
On June 26, 2014, the Company entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The new agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with a previous lender which was to expire on December 31, 2014. There were no borrowings under the Loan Agreement at December 31, 2014. The Loan Agreement provides for an aggregate principal amount of up to $20.0 million,

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12.0 million, an increase from the $10.0 million under the previous agreement. The Company has the ability to increase the borrowing amount up to $20.0 million, upon the satisfaction of certain conditions, as defined in the Loan Agreement.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest expense and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Loan Agreement, the Company is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. The Company was in compliance with all covenants at December 31, 2014.
The Company incurred no early termination penalties upon termination of the previous Agreement and incurred less than $0.1 million in deferred financing costs related to the Loan Agreement, which will be amortized to interest expense using the effective interest method over the term of the Loan Agreement.
Previous Debt Agreement
The August 2011 Fifth Amended and Restated Loan Agreement carried an interest rate of the LIBOR Daily Floating Rate plus an applicable margin, as defined by the agreement (2.17%at December 31, 2013). Interest and an unused line of credit fee (0.25% per annum) were payable quarterly. There were no borrowings outstanding on the credit facility at December 31, 2013 or at any time during 2014.
Under the previous agreement, the Company was subject to certain financial covenants including, but not limited to, maintaining a leverage ratio and interest coverage ratio, as defined in the agreement. In March 2014 and May 2014, the previous agreement was amended for certain provisions related to the aggregate ownership of the Company's common stock over 30% and certain other financial covenants. As a result of the amendments, the Company was in compliance with all covenants.
(10)    Shareholders’ Equity
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2014 and 2013, there was no preferred stock outstanding.
(c)    Common Stock
During 2014, 2013 and 2012, the Company issued 15,300 shares, 19,743 shares and 20,199 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances.
In the second quarter of 2012, the Company implemented an Option Exchange Program (the "Exchange Program") whereby certain outstanding stock options could be exchanged for shares of restricted stock. The Exchange Program expired on May 21, 2012, at which time 424,475 outstanding options were exchanged for

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

147,828 shares of restricted stock. The restriction period on the restricted stock lapses from one to four years after issuance. The Exchange Program was designed to provide a value-for-value exchange of equity instruments. The fair value of each exchanged option was determined on the date the Exchange Program commenced using the Black-Scholes option pricing model, and the following assumptions:

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
(d)    Warrants
In connection with the issuance of shares of common stock to a related party in 2004, the Company issued warrants to purchase 40,000 shares of common stock at $6.00 per share at any time within 10 years of issuance. All of these warrants expired during 2014.
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share that expire in April 2016. All of these warrants were outstanding and exercisable as of December 31, 2014 and 2013.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2014 and 2013.
(e)    Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013 and January 2015, the Company's Board of Directors replaced the prior authorizations with new $10 million authorizations for repurchases of the Company's outstanding common stock. The Company repurchased 881,810 shares, 1,008,105 shares and 1,268,809 shares of common stock for approximately $4.3 million, $4.8 million and $8.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
(f)    Cumberland Emerging Technologies
In April 2014, the Company received approximately $1.0 million from Gloria for its participation in CET. As a result, Gloria received shares in CET and will have the first right to negotiate a license to CET developed products for the Chinese market. Prior to April 2014, Cumberland owned 85% of CET, with the balance of the enterprise being owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, the Company also provided an additional investment in CET. Cumberland contributed $1.0 million in cash and provided $2.4 million in loan foregiveness to CET in exchange for newly issued shares. Upon completion of the additional investment by Gloria and Cumberland in April 2014, the Company’s ownership in CET is 80%. As CET is a consolidated subsidiary, the Company reports the operating results of CET and allocates the noncontrolling interests to the non-majority partners.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)    Earnings Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings per share for the years ended December 31:

	2014	2013	2012

Numerator:
Net income (loss) attributable to common shareholders	$2,423,723	$(2,104,614)	$5,842,492

Denominator:
Weighted-average shares outstanding – basic	17,617,765	18,332,997	19,564,625
Dilutive effect of restricted stock and stock options	281,867	—	222,912
Weighted-average shares outstanding – diluted	17,899,632	18,332,997	19,787,537
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2014	2013	2012

Anti-dilutive shares	194,237	407,954	687,430

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2014	2013

Deferred Tax Assets
Net operating loss and tax credits	$2,205,260	$2,144,460
Property and equipment and intangibles	300,301	214,478
Allowance for accounts receivable	172,008	235,446
Reserve for expired product	817,736	600,406
Inventory	1,412,477	1,495,895
Deferred charges	1,504,835	666,236
Cumulative compensation costs incurred on deductible equity awards	1,676,729	1,378,690
Total deferred tax assets	8,089,346	6,735,611

Deferred Tax Liabilities
Intangible assets	(3,707,535)	(2,683,587)
Net deferred tax assets, before valuation allowance	4,381,811	4,052,024
Less: deferred tax asset valuation allowance	(152,074)	(131,617)
Net deferred tax assets	$4,229,737	$3,920,407
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2014:

Years of expiration	Federal	State

2015	$—	$83,179
2016 - 2017	—	421,643
2018 - 2024	—	47,289,732
2029	44,197,129	—
2033 and 2034	$1,984,927	$2,633,987
Total federal and state net operating loss carryforwards	$46,182,056	$50,428,541
The Company has total recognized carryforward tax assets of $0.2 million for foreign tax credits and AMT carryforwards. In addition, the Company has recognized as of December 31, 2014 federal Orphan Drug and Research and Development tax credits of 1.1 million that expire between 2021 and 2034.
The Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.2 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in each of the years 2009 through 2014. The Company expects to pay minimal income taxes in 2015 through utilization of these net operating loss carryforwards. The Company has $50.4 million of state net operating loss carryforwards. This amount includes $45.0 million from the exercise of nonqualified options during 2009. The state net operating loss carryforwards above include approximately $3.2 million that is subject to a valuation allowance at December 31, 2014.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Income tax (expense) benefit includes the following components for the years ended December 31:

	2014	2013	2012

Current:
Federal	$(1,440,010)	$(45,287)	$(3,185,743)
State and other	(250,064)	(11,580)	(820,669)
Total current income tax expense	(1,690,074)	(56,867)	(4,006,412)

Deferred:
Federal	213,552	1,426,701	677,190
State	95,778	153,217	84,446
Total deferred income tax benefit	309,330	1,579,918	761,636
Total income tax expense	$(1,380,744)	$1,523,051	$(3,244,776)

Deferred income tax is comprised of the following components for the years ended December 31:

	2014	2013	2012

Deferred tax (expense) benefit, excluding items below	$85,844	$60,739	$(11,562)
Inventory	(83,418)	310,477	179,755
Operating loss carryforwards	17,424	788,342	25,552
Tax credit carryforwards	43,398	196,631	108,699
Valuation allowance due to changes in net deferred tax asset balances	(20,457)	(23,299)	(15,291)
Deductible equity awards	298,039	127,308	667,171
Allowance for accounts receivable	(63,438)	161,084	(18,615)
Deferred charges	838,556	83,755	19,339
Reserve for expired product	217,330	(106,554)	(29,032)
Intangible assets	(1,023,948)	(18,565)	(164,380)
Deferred income tax benefit (expense)	$309,330	$1,579,918	$761,636
The valuation allowance at December 31, 2014 and 2013 is primarily related to state tax benefits at CET that will likely not be realized.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company’s effective income tax rate for 2014, 2013 and 2012 reconciles with the federal statutory tax rate as follows:

	2014	2013	2012

Federal tax expense at statutory rate	34%	34%	34%
State income tax expense (net of federal income tax benefit)	5%	4%	4%
Permanent differences associated with general business credits	(1)%	5%	—%
Permanent differences associated with stock options	—%	—%	(5)%
Other permanent differences	1%	—%	3%
Other	(2)%	(1)%	—%
Net income tax expense	37%	42%	36%
The Company’s 2009 federal tax return was selected for examination during 2012, and this examination was completed during the year with no significant findings or adjustments. Federal tax years that remain open to examination are 2010 through 2014. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. State tax years that remain open to examination are 2008 to 2014. The Company has no unrecognized tax benefits in 2014, 2013 and 2012.
Excluding the alternative minimum tax (AMT) tax credits, the Company will need to generate future taxable income in order to realize its deferred tax assets. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the future periods if estimates of future taxable income during the carryforward period are reduced.
(13)    Stock-Based Compensation Plans
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense recorded as a component of equity consisted of the following for the years ended December 31:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2014	2013	2012

Share-based compensation - employees	$660,963	$614,818	$555,898
Share-based compensation - nonemployees	99,931	56,116	76,920
Total share-based compensation	$760,894	$670,934	$632,818
At December 31, 2014, there was approximately $1.6 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.3 years. This amount relates primarily to unrecognized compensation cost for employees.
Stock Options
Stock option activity for 2014 and 2013 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2012	666,871	$5.93	1.4	$132,348
Options granted	—	—
Options exercised	(171,100)	3.50
Options forfeited or expired	(139,275)	6.25
Outstanding, December 31, 2013	356,496	6.96	1.0	360
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(198,140)	6.46
Outstanding, December 31, 2014	158,356	7.62	0.4	$2,320
Exercisable at December 31, 2014	158,356	$7.62	0.4	$2,320
The Company did not grant any stock options during 2014, 2013 and 2012, and no options were exercised during 2014. Information related to the stock option plans during 2014, 2013 and 2012 was as follows:

	2014	2013	2012

Intrinsic value of options exercised	$—	$212,444	$495,480
Weighted-average fair value of options exercised	$—	$0.12	$1.00

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards
As previously noted, the Company began issuing restricted stock to employees and directors in 2011 under the provisions of the 2007 Plan and the Directors’ Plan. Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2012	383,530	$4.99
Shares granted	195,925	4.78
Shares vested	(17,193)	3.58
Shares forfeited	(41,678)	3.97
Nonvested, December 31, 2013	520,584	5.05
Shares granted	219,734	4.68
Shares vested	(11,300)	4.78
Shares forfeited	(36,181)	5.41
Nonvested, December 31, 2014	692,837	4.92
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant.
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2014, 2013 and 2012, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans was $0.6 million and $0.3 million as of December 31, 2014 and 2013, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans of $1.7 million and $1.3 million as of December 31, 2014 and 2013, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(15)    Leases
The Company is obligated under long-term real estate leases for corporate office space expiring in October 2016. In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through 2018, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases. Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense for 2014, 2013 and 2012 was approximately $1.0 million, $0.9 million and $0.9 million, respectively, and sublease income was approximately $0.5 million, $0.5 million and $0.5 million. Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.3 million and will be paid through the lease ending in October 2016. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2015	$1,052,662
2016	941,247
2017	232,964
2018	78,852
2019 and thereafter	—
Total future minimum lease payments	$2,305,725
(16)    Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2014. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$1,338,010	$—	$1,338,010	$2,829,809	$—	$2,829,809
U.S. Agency issued mortgage-backed securities - variable rate	—	4,003,375	4,003,375	—	3,049,754	3,049,754
U.S. Agency notes and bonds - fixed rate	—	3,251,336	3,251,336	—	1,496,700	1,496,700
SBA loan pools - variable rate	—	1,413,697	1,413,697	—	1,748,498	1,748,498
Municipal bonds - VRDN	4,835,000	—	4,835,000	4,895,000	—	4,895,000
Total fair value of marketable securities	$6,173,010	$8,668,408	$14,841,418	$7,724,809	$6,294,952	$14,019,761
The fair values of all other financial instruments outstanding as of December 31, 2014 and 2013 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2014 or 2013.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(17)    Market Concentrations
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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total gross revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the years ended December 31:

	2014	2013	2012

Customer 1	21%	19%	35%
Customer 2	27%	23%	30%
Customer 3	34%	23%	28%
Customer 4	11%	24%	1%
The Company’s accounts receivable, net of allowances, due from these four customers at December 31, 2014 and 2013 was 91.1% and 85.3%, respectively.
(18)        Manufacturing and Supply Agreements
The Company utilizes one or two primary suppliers to manufacture each of its products and product candidates. Although there are a limited number of manufacturers of pharmaceutical products, the Company believes it could utilize other suppliers to manufacture its prescription products on comparable terms. A change in suppliers, problems with its third-party manufacturing operations or related production capacity, or contract disputes with suppliers could cause a delay in manufacturing or shipment of finished goods and possible loss of sales, which could adversely affect operating results.
(19)    Employment Agreements
The Company has entered into employment agreements with all its full-time employees. Each employment agreement provides for a salary for services performed, a potential annual bonus and, if applicable, a grant of restricted common shares pursuant to a restricted stock agreement.
(20)    Commitments and Contingencies
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
As discussed in Note 3, in connection with the agreement with Pernix to promote Omeclamox-Pak, the Company will make monthly royalty payments based on tiered levels of gross profits. These costs will be period expenses of the Company. There is also the possibility of an additional milestone payment due at the second anniversary date of the execution of the agreement totaling $3.0 million. In the event this milestone payment is

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

made the Company will capitalize the payment and amortize it over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032.
As discussed in Note 3, as part of the consideration for the acquisition of Vaprisol from Astellas, there is an additional milestone payment due forty-five days after the first anniversary date of the closing of the transaction of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. Cumberland has included this contingent consideration obligation in its liabilities assumed as part of the Vaprisol acquisition.
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
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, Cumberland entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, once a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party made such generic version available for purchase in commercial quantities in the United States, the Company supply's Perrigo with an Authorized Generic version of our Acetadote product (the “Authorized Generic”).
On May 18, 2012, Cumberland also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that the Company evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying our request and on November 8, 2012, the Company learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. We brought suit against the FDA contesting the FDA's decision to approve the InnoPharma generic on November 13, 2012. On September 30, 2013, the United States District Court filed an opinion granting a summary judgment in favor of the FDA regarding this suit.
As noted above, during 2012 the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. Upon this condition, in accordance with the License and Supply agreement with Perrigo, we began to supply

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
On February18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which is assigned to the Company. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. Following its issuance, the 061 Acetadote Patent was listed in the FDA Orange Book. The 061 Acetadote Patent is scheduled to expire in August 2025.
On May 13, 2014, the USPTO issued U.S. Patent number 8,722,738 (the “738 Acetadote Patent”) which is assigned to Cumberland. The claims of the 738 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 738 Acetadote Patent was listed in the FDA Orange Book and it is scheduled to expire in April 2032.
On December 11, 2014 and March 3, 2015, the Company became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, 061, and 738 Acetadote Patents on the basis of non-infringement.
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

(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2014:
Net revenues	$8,093,244	$9,750,168	$9,729,047	$9,329,412	$36,901,871
Operating income	408,051	1,215,609	989,038	946,138	3,558,836
Net income attributable to common shareholders	286,320	722,570	745,920	668,913	2,423,723
Earnings per share attributable to common shareholders (1)
Basic	$0.02	$0.04	$0.04	$0.04	$0.14
Diluted	$0.02	$0.04	$0.04	$0.04	$0.14

2013:
Net revenues	$10,258,132	$7,081,088	$6,528,575	$8,159,667	$32,027,462
Operating income (loss)	1,326,051	(1,140,544)	(1,514,768)	(2,472,077)	(3,801,338)
Net income (loss) attributable to common shareholders	854,709	(639,018)	(819,942)	(1,500,363)	(2,104,614)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$0.05	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Diluted	$0.05	$(0.03)	$(0.04)	$(0.08)	$(0.11)

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the full year.
22)    Subsequent event
Boxaban
During February 2015, the Company announced that is has completed the manufacture of an oral formulation of ifetroban and the FDA has cleared an IND amendment for this product candidate. Cumberland has initiated clinical development under the brand name Boxaban (ifetroban) capsules and is evaluating this candidate for patients suffering from aspirin-exacerbated respiratory disease (AERD) a condition for which there is no U.S. approved pharmaceutical treatment. Also known as Samter’s Triad, AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin or nonsteroidal anti-inflammatory drugs. Approximately one in twenty asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013 and 2012

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2012	$235,580	$2,069,470	$—	$(2,116,463)	(1)	$188,587
2013	188,587	2,498,170	—	(2,093,641)	(1)	593,116
2014	593,116	5,166,568	—	(5,321,327)	(1)	438,357

Valuation allowance for deferred tax assets:
For the years ended December 31:
2012	$94,459	$13,859	$—	$—		$108,318
2013	108,318	23,299	—	—		131,617
2014	131,617	20,457	—	—		152,074
(1) Composed of actual returns and credits for chargebacks and cash discounts.