Form 10-Q
period 2015-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2015-05-15
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common stock, no par value	16,831,154

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$39,044,749	$39,866,037
Marketable securities	13,865,122	14,841,418
Accounts receivable, net of allowances	5,174,866	5,504,728
Inventories	4,634,065	5,600,319
Other current assets	4,826,271	5,002,469
Total current assets	67,545,073	70,814,971
Property and equipment, net	685,188	651,030
Intangible assets, net	21,551,175	21,568,541
Other assets	2,408,399	2,370,572
Total assets	$92,189,835	$95,405,114
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,371,184	$3,242,713
Other current liabilities	8,523,418	10,506,769
Total current liabilities	11,894,602	13,749,482
Revolving line of credit	—	—
Other long-term liabilities	950,699	902,841
Total liabilities	12,845,301	14,652,323
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,935,764 and 17,118,993 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	60,507,641	61,942,410
Retained earnings	18,864,544	18,818,263
Total shareholders’ equity	79,372,185	80,760,673
Noncontrolling interests	(27,651)	(7,882)
Total equity	79,344,534	80,752,791
Total liabilities and equity	$92,189,835	$95,405,114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2015	2014
Net revenues	$8,686,774	$8,093,244
Costs and expenses:
Cost of products sold	1,161,841	1,053,717
Selling and marketing	3,530,915	3,613,931
Research and development	1,859,012	826,373
General and administrative	1,644,141	1,897,217
Amortization	486,749	293,955
Total costs and expenses	8,682,658	7,685,193
Operating income	4,116	408,051
Interest income	56,402	67,343
Interest expense	(15,550)	(12,203)
Income before income taxes	44,968	463,191
Income tax expense	(18,456)	(188,009)
Net income	26,512	275,182
Net loss at subsidiary attributable to noncontrolling interests	19,769	11,138
Net income attributable to common shareholders	$46,281	$286,320
Earnings per share attributable to common shareholders
- basic	$—	$0.02
- diluted	$—	$0.02
Weighted-average shares outstanding
- basic	17,012,852	17,907,848
- diluted	17,405,019	18,161,680

Comprehensive income attributable to common shareholders	46,281	286,320
Net loss at subsidiary attributable to noncontrolling interests	19,769	11,138
Total comprehensive income	$26,512	$275,182
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$26,512	$275,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	561,248	395,135
Share-based compensation	246,475	125,758
Excess tax benefit derived from exercise of stock options	(18,558)	(188,008)
Noncash interest expense	8,051	6,019
Noncash investment (gains) losses	(20,818)	141,920
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	329,862	(886,669)
Inventory	966,254	(289,263)
Other current assets and other assets	130,321	(319,506)
Accounts payable and other current liabilities	(251,261)	1,696,229
Other long-term liabilities	55,735	25,775
Net cash provided by operating activities	2,033,821	982,572
Cash flows from investing activities:
Additions to property and equipment	(108,658)	(29,760)
Purchases of marketable securities	(1,500,000)	(750,000)
Proceeds from sale of marketable securities	2,497,114	1,096,033
Cash paid for acquisitions	—	(2,000,000)
Additions to intangible assets	(2,062,321)	(388,768)
Net cash used in investing activities	(1,173,865)	(2,072,495)
Cash flows from financing activities:
Exercise of stock options	12,000	—
Excess tax benefit derived from exercise of stock options	18,558	188,008
Repurchase of common shares	(1,711,802)	(919,583)
Net cash used in financing activities	(1,681,244)	(731,575)
Net decrease in cash and cash equivalents	(821,288)	(1,821,498)
Cash and cash equivalents at beginning of period	39,866,037	40,869,457
Cash and cash equivalents at end of period	$39,044,749	$39,047,959
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$1,592,938	$(110,197)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791
Share-based compensation	82,950	246,475	—	—	246,475
Exercise of options and related tax benefit	2,000	30,558	—	—	30,558
Repurchase of common shares	(268,179)	(1,711,802)	—	—	(1,711,802)
Net income	—	—	46,281	(19,769)	26,512
Balance, March 31, 2015	16,935,764	$60,507,641	$18,864,544	$(27,651)	$79,344,534
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2014 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three months ended March 31, 2015 and 2014.
Recent Accounting Guidance
In April 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU") on "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015 and did not have an impact on our financial disclosures.
In May 2014, the FASB issued amended guidance in the form of a FASB ASU on, "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. In April 2015, the FASB proposed for comment, a potential one year deferral of the adoption date, which may extend the effective date to January 1, 2018. Adoption prior to January 1, 2017 is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which it will adopt the standard.
In April 2015, the FASB issued amended guidance in a FASB ASU on, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company is currently assessing the potential financial reporting impact of the new standard.
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
Operating Segments
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States and total revenues are primarily attributable to U.S. customers.
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2015 and December 31, 2014, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$864,308	$—	$864,308	$1,338,010	$—	$1,338,010
U.S. Agency issued mortgage-backed securities – variable rate	—	3,789,513	3,789,513	—	4,003,375	4,003,375
U.S. Agency notes and bonds – fixed rate	—	3,000,893	3,000,893	—	3,251,336	3,251,336
SBA loan pools – variable rate	—	1,375,408	1,375,408	—	1,413,697	1,413,697
Municipal bonds – VRDN	4,835,000	—	4,835,000	4,835,000	—	4,835,000
Total fair value of marketable securities	$5,699,308	$8,165,814	$13,865,122	$6,173,010	$8,668,408	$14,841,418
(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Net income attributable to common shareholders	$46,281	$286,320
Denominator:
Weighted-average shares outstanding – basic	17,012,852	17,907,848
Dilutive effect of other securities	392,167	253,832
Weighted-average shares outstanding – diluted	17,405,019	18,161,680
As of March 31, 2015 and 2014, restricted stock awards and options to purchase 256,594 and 582,579 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Products:
Acetadote	$1,543,009	$2,721,086
Omeclamox-Pak	758,191	1,139,421
Kristalose	4,098,778	3,376,057
Vaprisol	1,023,990	298,332
Caldolor	1,194,681	502,398
Other	68,125	55,950
Total net revenues	$8,686,774	$8,093,244

As discussed in Note 10, Cumberland entered into an agreement on February 28, 2014 with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol® including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $0.5 million and $1.3 million for the first quarter of 2015 and 2014, respectively.
Other Revenues
During the first quarter of 2015, Cumberland entered into an agreement with an international partner for commercialization of Vaprisol in a territory that includes Saudi Arabia, the United Arab Emirates (Dubai) and Pakistan. Under the agreement the Company's partner is responsible for seeking regulatory approval and following approval, will handle ongoing distribution and sales in these international territories. Cumberland maintains responsibility for the intellectual property, product formulations as well as providing finished product for sale. Under the agreement, the Company is entitled to receive an upfront payment and regulatory approval and sales milestone payments as well as a transfer price associated with the supply of the product.
The Company has entered into agreements with a group of international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.4 million in non-refundable up-front payments and milestone payments of up to $1.7 million related to regulatory approvals and up to $4.0 million related to product sales. As of March 31, 2015, the Company has recognized a cumulative $1.4 million in other revenue for the upfront payments and no revenues related to milestones under these international agreements.
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
Caldolor inventory on hand at March 31, 2015 and December 31, 2014 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015.
At March 31, 2015 and December 31, 2014, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $3.0 million and $3.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, inventory was comprised of the following:

	March 31, 2015	December 31, 2014
Raw materials	$2,479,965	$2,571,465
Finished goods	2,154,100	3,028,854
Total	$4,634,065	$5,600,319

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013 and January 2015, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company repurchased 268,179 shares and 193,486 shares of common stock for approximately $1.7 million and $0.9 million, respectively.
Restricted Share Grants
During the three months ended March 31, 2015, the Company issued approximately 201,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. There are no borrowings under the Loan Agreement at March 31, 2015. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
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
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company was in compliance with all covenants at March 31, 2015.
(7) INCOME TAXES
At March 31, 2015, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.2 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in each of the years 2009 through 2014. The Company expects to pay minimal income taxes in 2015 through utilization of these net operating loss carryforwards.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012, 2013, 2014 and 2015 that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and have additional pending patent applications relating to Acetadote. The Company continues to consider its legal options and intends to continue to vigorously defend and protect its Acetadote product and related intellectual property rights.  Also see the discussion of the Company's Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of the Company's Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.
If the Company is unable to successfully defend the Acetadote patents and related intellectual property rights associated with its Acetadote product, its financial condition and results of operations could be adversely affected by a loss of patent rights and lower sales volumes due to competition.
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
The Company provided an upfront payment of $2.0 million to Astellas at closing. The business combination provided for an additional milestone payment of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. The Company paid Astellas $1.6 million to fulfill the contingent consideration during April 2015. During the three months ended March 31, 2015 the Company recognized a $0.4 million gain on the contingent consideration as the result of the reduction in the cost of the Vaprisol acquisition. Vaprisol contributed $1.0 million and $0.3 million in net revenues during the three months ended March 31, 2015 and March 31, 2014, respectively.
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
The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $0.8 million and $1.1 million in net revenues during the three months ended March 31, 2015 and March 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 21 through 36, and “Special Note Regarding Forward-Looking Statements” on pages 36 and 37 of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q.
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
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever;

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with Hepatorenal Syndrome; and

•	Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with Aspirin-Exacerbated Respiratory Disease.
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
.

Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market five products approved for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to identify and develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize. Specifically, we expect to grow by executing the following plans:

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

•
Further develop our existing products and develop new late stage product candidates. We continue to evaluate our products following FDA approval to determine if further clinical work could expand the potential market opportunities for our products and help new patient populations. In addition, we may explore further clinical work that could be used to support our sales and marketing activities and maximize their efforts to further penetrate existing markets. Our clinical team is also working to develop late stage product candidates that could further expand our product portfolio if approved by the FDA.

•
Expand our product portfolio by acquiring rights to additional products and late-stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. The addition of Omeclamox-Pak and Vaprisol reflects our strategy and commitment to selectively expanding our product portfolio as both brands met our acquisition criteria. We will also continue to explore opportunities for label expansion to bring our products to new patient populations.

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

•
Develop a pipeline of early-stage products through Cumberland Emerging Technologies ("CET"). In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities at CET. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.

We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public at www.sec.gov.
Recent Developments and Highlights
Caldolor®
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
Caldolor Pediatric Information
Cumberland has completed a series of Phase IV studies for Caldolor in more than 1,000 patients in over 30 leading medical centers across the U.S. These studies included evaluation of the product in both children and adults. Following the completion of these Phase IV studies, we submitted a supplemental new drug application (sNDA) to the FDA for the product during the first quarter of 2015. This submission requested changes to the package insert to include pediatric data from Cumberland's post-marketing pediatric development program.
Caldolor Extended Expiration Dates
During March 2015, we received FDA approval for our request to extend the shelf life of the Caldolor 800mg vials to seven years. The FDA's approval was based on stability data Cumberland provided supporting the extension of the Caldolor product expiration dates by an additional year.
Hepatoren®
Top Line Study Results
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition, with a high mortality rate and no approved pharmaceutical therapy in this country. We have an ongoing sixty four patient study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.
The study is designed to evaluate escalating dose levels of Hepatoren in Type II patients. Progression to higher dose levels is reviewed and approved by an independent safety committee. The study is stratified into Type I or Type II patients with HRS based upon the progression of their disease.
We completed the enrollment of Type II patients at the end of 2014. Top line results from these patients indicate that Hepatoren was overall well tolerated with no safety concerns noted. Furthermore, the patients receiving the higher dose levels of Hepatoren were more likely to experience increases in urine output, a signal of improved kidney function, compared to patients who received placebo. Based on these results, we will proceed with clinical development of this product candidate.
Boxabantm
New Phase II Program
Cumberland recently announced an expansion of its pipeline with a new Phase II development program. The Company has begun the clinical development of Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"). AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. It is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Ifetroban, an active thromboxane receptor antagonist, may interfere with these pathways to modify the disease and provide symptomatic relief.
Cumberland has completed manufacturing of Boxaban oral capsules and has initiated a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study is designed to gather initial safety and tolerability data on ifetroban in AERD patients. It is a multicenter study of sixteen patients with enrollment underway at several U.S. medical centers including the Scripps Clinic.

Acetadote®
Acetadote Patents
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA. Since 2012, the United States Patent and Trademark Office (the "USPTO") has issued the following patents to us associated with Acetadote:

Date issued	U.S. Patent number	Expiration	Patent claims
April 2012	8,148,356	May 2026	Acetadote formulation and composition of matter
March 2013	8,399,445	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
February 2014	8,653,061	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
May 2014	8,722,738	April 2032	Administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the formulation
February 2015	8,952,065	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose

We are continuing to seek additional claims to protect our intellectual property associated with Acetadote and have additional patent applications relating to Acetadote which are pending with the USPTO. We intend to vigorously defend and protect our Acetadote product and related intellectual property rights. Information and discussion regarding our Acetadote patent defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein. As disclosed in our Form 10-K, Cumberland became aware on March 3, 2015 of a Paragraph IV certification notice from Zydus Pharmaceuticals (USA) Inc., challenging the 356, 445, 061, and 738 Acetadote Patents on the basis of non-infringement. We have no other recent developments that would impact those disclosures.

International Licensing Agreement
During the first quarter of 2015, we entered into an agreement with an international partner for commercialization of Vaprisol in a territory that includes Saudi Arabia, the United Arab Emirates (Dubai) and Pakistan. Under the commercialization agreement our partner is responsible for seeking regulatory approval and following approval, will handle ongoing distribution and sales in these international territories. We maintain responsibility for the intellectual property, product formulations as well as providing finished product for sale. Under the agreement, we are entitled to receive upfront and milestone payments for regulatory approvals and sales milestones as well as a transfer price associated with the supply of the product.
During the first quarter of 2015 we received final approval for our Caldolor products from the Therapeutic Goods Administration in Australia. We have transferred our Caldolor license for Australia and New Zealand to bioCSL Pty Ltd which is a subsidiary of CSL Limited, the largest biopharmaceutical company based in Australia. The license was previously held by Phebra Pty Ltd. who continues to distribute our Acetadote product in those countries.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 43 through 46 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
The following table presents the unaudited interim statements of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change
Net revenues	$8,686,774	$8,093,244	$593,530
Costs and expenses:
Cost of products sold	1,161,841	1,053,717	108,124
Selling and marketing	3,530,915	3,613,931	(83,016)
Research and development	1,859,012	826,373	1,032,639
General and administrative	1,644,141	1,897,217	(253,076)
Amortization	486,749	293,955	192,794
Total costs and expenses	8,682,658	7,685,193	997,465
Operating income	4,116	408,051	(403,935)
Interest income	56,402	67,343	(10,941)
Interest expense	(15,550)	(12,203)	(3,347)
Income before income taxes	44,968	463,191	(418,223)
Income tax expense	(18,456)	(188,009)	169,553
Net income	$26,512	$275,182	$(248,670)
Net revenues. Net revenues for the three months ended March 31, 2015 were approximately $8.7 million compared to $8.1 million for the three months ended March 31, 2014, representing an increase of $0.6 million, or 7.3%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2015	2014	Change
Products:
Acetadote	$1,543,009	$2,721,086	$(1,178,077)
Omeclamox-Pak	758,191	1,139,421	(381,230)
Kristalose	4,098,778	3,376,057	722,721
Vaprisol	1,023,990	298,332	725,658
Caldolor	1,194,681	502,398	692,283
Other	68,125	55,950	12,175
Total net revenues	$8,686,774	$8,093,244	$593,530
The revenue increase compared to the prior year period was driven primarily by growth in three of our five branded prescription products. Our revenue gains were led by increases in Kristalose revenue of $0.7 million, Caldolor revenue of $0.7 million and Vaprisol revenue of $0.7 million. Omeclamox-Pak revenue decreased $0.4 million and Acetadote product revenue decreased $1.2 million, which partially offset the overall revenue increase.
Kristalose revenue increased 21.4% over the prior year period primarily due to new positioning for the product. The revenue increases during the three months ended March 31, 2015 were due to both increased sales volume and improved pricing. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand.
Vaprisol revenue increased 243.2% during the three months ended March 31, 2015 compared to the prior year period primarily as a result of two additional months in which we owned the product.
The Caldolor product revenue increase of $0.7 million was a 137.8% improvement during the three months ended March 31, 2015 compared to the same period last year. In addition to the continued trend of increased Caldolor net revenue, Caldolor sales and net revenue for the three months ended March 31, 2015 were positively impacted by the efforts of our sales force, marketing initiatives and a shortage of a competing product. While we expect 2015 Caldolor annual product revenue to continue to grow compared to 2014, we anticipate quarterly fluctuations due to wholesaler buying patterns and other factors.
Acetadote net revenue for the first quarter of 2015 included $0.5 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $1.3 million for the same period last year. This $0.8 million decrease in sales of the generic product accounted for the majority of the decline in total Acetadote revenue. The Authorized Generic sales were impacted during the first quarter of 2015 by a temporary shortage of marketable product during a portion of the period. Gross sales volume of the branded Acetadote product was relatively consistent with the prior year. The $0.3 million reduction in our branded Acetadote product net revenue was due primarily to revenue deductions related to an increase in expired product during the three months ended March 31, 2015.
Cost of products sold. Overall cost of products sold increased $0.1 million as a result of increased sales. As a percentage of net revenues, cost of products sold experienced a slight increase to 13.4% during the three months ended March 31, 2015 compared to 13.0% during the three months ended March 31, 2014. This increase in costs of sales as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the three months ended March 31, 2015 totaled approximately $3.5 million, which was a decrease of $0.1 million compared to the prior year's expense of $3.6 million. The decrease was the result of a $0.4 million decrease in sales force salaries and travel costs. These decreases were partially offset by a $0.3 million increase in promotional spending including print materials and product samples. We continue to evaluate our selling and marketing costs and efforts under our commercial strategy, including the incremental costs of promoting our recently added products.
Research and development. Research and development costs for the first quarter of 2015 were $1.9 million, compared to $0.8 million for the same period last year, representing an increase of approximately $1.0 million, or 125.0%. This change was the result of a $1.2 million required fee that accompanied the sNDA filed with the FDA during the first quarter of 2015. This submission requested changes to the Caldolor package insert to include pediatric data from Cumberland's post-marketing pediatric development program.
General and administrative. General and administrative expense was $1.6 million for the three months ended March 31, 2015, compared to $1.9 million during the three months ended March 31, 2014. The $0.3 million decrease was primarily driven by a $0.4 million gain on contingent consideration as the result of a reduction in the cost of the Vaprisol acquisition. General and administrative expense was also benefited by a reduction in our travel and legal fees during the quarter. These reductions in expenses were partially offset by increases in salaries, wages and benefits costs. We continue to align the organization to support the current mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2015 totaled approximately $0.5 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the three months ended March 31, 2015 totaled $18,456, compared to income tax expense of $0.2 million in the first quarter of 2014. The change was the result of the reduction in pretax income in the first quarter of 2015 compared to the same period last year. As a percentage of income before income taxes, income tax expense was 41.0% for the three months ended March 31, 2015 compared to 40.6% for the three months ended March 31, 2014.
As of March 31, 2015, we have approximately $44.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the three months ended March 31, 2015 and 2014, we generated $2.0 million and $1.0 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At March 31, 2015 and December 31, 2014, we had approximately $13.9 million and $14.8 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Cash and cash equivalents	$39,044,749	$39,866,037
Marketable securities	13,865,122	14,841,418
Total cash, cash equivalents and marketable securities	$52,909,871	$54,707,455

Working capital (current assets less current liabilities)	$55,650,471	$57,065,489
Current ratio (multiple of current assets to current liabilities)	5.7	5.2

Revolving line of credit availability	$12,000,000	$12,000,000
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	2015	2014

Net cash provided by (used in):
Operating activities	$2,033,821	$982,572
Investing activities	(1,173,865)	(2,072,495)
Financing activities	(1,681,244)	(731,575)
Net decrease in cash and cash equivalents	$(821,288)	$(1,821,498)
The $0.8 million decrease in cash and cash equivalents for the three months ended March 31, 2015 was mostly attributable to cash used in financing activities related to the repurchases of shares of our common stock totaling $1.7 million. Cash used in investing activities included a net cash investment in our intangible assets of $2.1 million, which was partially offset by net proceeds of $1.0 million associated with our marketable securities investing activities. Cash provided by operating activities of $2.0 million included positive changes in our working capital of $1.2 million, primarily in our inventory. Our cash provided by operating activities also benefited from the non-cash expenses of depreciation and amortization and share-based compensation expense totaling $0.8 million.
The $1.8 million decrease in cash and cash equivalents for the three months ended March 31, 2014 was mainly attributable to our $2.0 million payment for the acquisition of Vaprisol, which is included in investing activities. The cash used in these investing activities was partially offset by net proceeds of $0.3 million associated with our marketable securities investing activities. Our financing activities include the repurchase of shares of our common stock, totaling $0.9 million during the period. Cash provided by operating activities of $1.0 million, including net income of $0.3 million, partially offset the cash used by investing and financing activities.
As of March 31, 2015, we have approximately $44.2 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. There are no borrowings under the Loan Agreement at March 31, 2015. The Loan Agreement provides for an aggregate principal amount of up to $20 million, and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12 million. We have the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. The interest rate is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. We were in compliance with all covenants at March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2015 and 2014, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $13.9 million in marketable securities outstanding at March 31, 2015, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of March 31, 2015, no borrowings were outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad. As of March 31, 2015, our outstanding payables denominated in a foreign currency were less than $0.1 million.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2015 and 2014. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the three months ended March 31, 2015 there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 21 through 36 in our Annual Report on Form 10-K for the year ended December 31, 2014 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2014 and has been updated for recent developments:
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
On February 10, 2015, the USPTO issued U.S. Patent number 8,952,065 (the “065 Acetadote Patent”) which is assigned to us. The claims of the 065 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acute liver failure. The 065 Acetadote Patent is scheduled to expire in August 2025.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	75,417		$6.03	75,417	$9,874,534
February	67,278		5.90	67,278	9,477,695
March	125,484	(1)	6.85	125,484	8,617,616
Total	268,179			268,179

(1) Of this amount, 28,944 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: May 15, 2015	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer