Form 10-Q
period 2015-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2015-08-07
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common stock, no par value	16,628,171

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,940,681	$39,866,037
Marketable securities	14,136,925	14,841,418
Accounts receivable, net of allowances	5,808,014	5,504,728
Inventories	4,795,543	5,600,319
Other current assets	4,519,796	5,002,469
Total current assets	68,200,959	70,814,971
Property and equipment, net	568,759	651,030
Intangible assets, net	21,760,085	21,568,541
Other assets	2,386,924	2,370,572
Total assets	$92,916,727	$95,405,114
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,110,082	$3,242,713
Other current liabilities	7,437,924	10,506,769
Total current liabilities	11,548,006	13,749,482
Revolving line of credit	1,700,000	—
Other long-term liabilities	966,829	902,841
Total liabilities	14,214,835	14,652,323
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,703,493 and 17,118,993 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	59,470,701	61,942,410
Retained earnings	19,270,542	18,818,263
Total shareholders’ equity	78,741,243	80,760,673
Noncontrolling interests	(39,351)	(7,882)
Total equity	78,701,892	80,752,791
Total liabilities and equity	$92,916,727	$95,405,114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenues	$8,909,741	$9,750,168	$17,596,515	$17,843,412
Costs and expenses:
Cost of products sold	1,237,001	1,298,816	2,398,842	2,352,533
Selling and marketing	3,505,486	3,930,082	7,036,401	7,544,013
Research and development	828,070	861,154	2,687,082	1,687,527
General and administrative	2,153,562	2,140,249	3,797,703	4,037,466
Amortization	511,691	304,258	998,440	598,213
Total costs and expenses	8,235,810	8,534,559	16,918,468	16,219,752
Operating income	673,931	1,215,609	678,047	1,623,660
Interest income	57,846	29,544	114,248	96,887
Interest expense	(18,489)	(12,278)	(34,039)	(24,481)
Income before income taxes	713,288	1,232,875	758,256	1,696,066
Income tax expense	(318,990)	(523,339)	(337,446)	(711,348)
Net income	394,298	709,536	420,810	984,718
Net loss at subsidiary attributable to noncontrolling interests	11,700	13,034	31,469	24,172
Net income attributable to common shareholders	$405,998	$722,570	$452,279	$1,008,890
Earnings per share attributable to common shareholders
- basic	$0.02	$0.04	$0.03	$0.06
- diluted	$0.02	$0.04	$0.03	$0.06
Weighted-average shares outstanding
- basic	16,820,725	17,743,395	16,916,193	17,825,174
- diluted	17,184,345	18,025,913	17,294,087	18,093,391

Comprehensive income attributable to common shareholders	405,998	722,570	452,279	1,008,890
Net loss at subsidiary attributable to noncontrolling interests	11,700	13,034	31,469	24,172
Total comprehensive income	$394,298	$709,536	$420,810	$984,718
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$420,810	$984,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,143,002	800,231
Deferred tax benefit	23,593	—
Share-based compensation	549,603	325,344
Excess tax benefit derived from exercise of stock options	(313,955)	(711,348)
Noncash interest expense	19,782	12,038
Noncash investment (gains) losses	(44,870)	181,950
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(303,286)	(1,484,052)
Inventory	804,776	136,039
Other current assets and other assets	422,946	(701,604)
Accounts payable and other current liabilities	1,265,725	2,165,828
Other long-term liabilities	79,742	109,244
Net cash provided by operating activities	4,067,868	1,818,388
Cash flows from investing activities:
Additions to property and equipment	(62,291)	(48,239)
Purchases of marketable securities	(4,046,142)	(3,254,903)
Proceeds from sale of marketable securities	4,795,505	2,267,082
Cash paid for acquisitions	—	(2,000,000)
Additions to intangible assets	(2,740,001)	(732,072)
Net cash used in investing activities	(2,052,929)	(3,768,132)
Cash flows from financing activities:
Net borrowings on line of credit	1,700,000	—
Exercise of stock options	21,366	—
Excess tax benefit derived from exercise of stock options	313,955	711,348
Cash settlement of contingent consideration	(1,618,983)	—
Sale of subsidiary shares to noncontrolling interest	—	1,000,005
Repurchase of common shares	(3,356,633)	(1,580,225)
Net cash (used in) provided by financing activities	(2,940,295)	131,128
Net decrease in cash and cash equivalents	(925,356)	(1,818,616)
Cash and cash equivalents at beginning of period	39,866,037	40,869,457
Cash and cash equivalents at end of period	$38,940,681	$39,050,841
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$1,550,017	$450,781
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791
Share-based compensation	86,102	549,603	—	—	549,603
Exercise of options and related tax benefit	2,000	335,321	—	—	335,321
Repurchase of common shares	(503,602)	(3,356,633)	—	—	(3,356,633)
Net income	—	—	452,279	(31,469)	420,810
Balance, June 30, 2015	16,703,493	$59,470,701	$19,270,542	$(39,351)	$78,701,892
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2014 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three and six months ended June 30, 2015 and 2014.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2015 and December 31, 2014, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$461,626	$—	$461,626	$1,338,010	$—	$1,338,010
U.S. Agency issued mortgage-backed securities – variable rate	—	4,849,357	4,849,357	—	4,003,375	4,003,375
U.S. Agency notes and bonds – fixed rate	—	2,751,473	2,751,473	—	3,251,336	3,251,336
SBA loan pools – variable rate	—	1,339,469	1,339,469	—	1,413,697	1,413,697
Municipal bonds – VRDN	4,735,000	—	4,735,000	4,835,000	—	4,835,000
Total fair value of marketable securities	$5,196,626	$8,940,299	$14,136,925	$6,173,010	$8,668,408	$14,841,418
(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
Numerator:
Net income attributable to common shareholders	$405,998	$722,570
Denominator:
Weighted-average shares outstanding – basic	16,820,725	17,743,395
Dilutive effect of other securities	363,620	282,518
Weighted-average shares outstanding – diluted	17,184,345	18,025,913

	Six months ended June 30,
	2015	2014
Numerator:
Net income attributable to common shareholders	$452,279	$1,008,890
Denominator:
Weighted-average shares outstanding – basic	16,916,193	17,825,174
Dilutive effect of other securities	377,894	268,217
Weighted-average shares outstanding – diluted	17,294,087	18,093,391

As of June 30, 2015 and 2014, restricted stock awards and options to purchase 53,968 and 188,814 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Products:
Acetadote	$2,778,677	$3,063,819	$4,321,686	$5,784,905
Omeclamox-Pak	944,185	1,344,869	1,702,376	2,484,290
Kristalose	4,121,966	3,559,313	8,220,744	6,935,370
Vaprisol	480,034	1,071,433	1,504,008	1,369,765
Caldolor	460,052	626,684	1,654,733	1,129,082
Other	124,827	84,050	192,968	140,000
Total net revenues	$8,909,741	$9,750,168	$17,596,515	$17,843,412
As discussed in Note 10, Cumberland entered into an agreement on February 28, 2014 with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol® including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.8 million for both the second quarter of 2015 and 2014 and $2.3 million and $3.2 million on a year-to-date basis as of June 30, 2015 and 2014, respectively.
Other Revenues
The Company has entered into agreements with a group of international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.4 million in non-refundable up-front payments and milestone payments of up to $1.7 million related to regulatory approvals and up to $4.0 million related to product sales. As of June 30, 2015, the Company has recognized a cumulative $1.4 million in other revenue for the upfront payments and no revenues related to milestones under these international agreements.
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
Caldolor inventory on hand at June 30, 2015 and December 31, 2014 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015.
At June 30, 2015 and December 31, 2014, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.9 million and $3.2 million, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, inventory was comprised of the following:

	June 30, 2015	December 31, 2014
Raw materials	$2,744,170	$2,571,465
Finished goods	2,051,373	3,028,854
Total	$4,795,543	$5,600,319

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013 and January 2015, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the six months ended June 30, 2015 and the six months ended June 30, 2014, the Company repurchased 503,602 shares and 340,436 shares of common stock for approximately $3.4 million and $1.6 million, respectively.
Restricted Share Grants
During the six months ended June 30, 2015, the Company issued approximately 201,000 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $1.7 million in borrowings under the Loan Agreement at June 30, 2015. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.184% at June 30, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company was in compliance with all covenants at June 30, 2015.
(7) INCOME TAXES
At June 30, 2015, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $43.9 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in each of the years 2009 through 2014. The Company expects to pay minimal income taxes in 2015 through utilization of these net operating loss carryforwards.

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
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company received notices during 2012, 2013, 2014 and 2015 that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.  The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and have additional pending patent applications relating to Acetadote. The Company continues to consider its legal options and intends to continue to defend and protect its Acetadote product and related intellectual property rights.  Also see the discussion of the Company's Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of the Company's Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.
If the Company is unable to successfully defend the Acetadote patents and related intellectual property rights associated with its Acetadote product, its financial condition and results of operations could be adversely affected by a loss of patent rights and lower sales volumes due to competition.
(10) PRODUCTS ADDED DURING 2014 AND 2013
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
The Company provided an upfront payment of $2.0 million to Astellas at closing. The business combination provided for an additional milestone payment of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. The Company paid Astellas $1.6 million to fulfill the contingent consideration during April 2015. On a year-to-date basis the Company recognized a $0.3 million gain on the contingent consideration as the result of the reduction in the cost of the Vaprisol acquisition. Vaprisol contributed $0.5 million and $1.1 million in net revenues during the three months ended June 30, 2015 and 2014, respectively. On a year-to-date basis, Vaprisol contributed net revenues of $1.5 million for 2015 and $1.4 million for 2014.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and will be amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $0.9 million and $1.3 million in net revenues during the three months ended June 30, 2015 and 2014, respectively. On a year-to-date basis, Omeclamox-Pak contributed net revenues of $1.7 million for 2015 and $2.5 million for 2014.

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
Recent Developments and Highlights
Caldolor®
Caldolor Patent Issued
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor. During the second quarter of 2015, we obtained an additional patent for Caldolor. On April 21, 2015, the United States Patent and Trademark Office ("USPTO") issued U.S. Patent number 9,012,508 (the “508 Caldolor Patent”) which is assigned to us. The claims of the 508 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen in surgical settings. Following its issuance, the 508 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2030.
Caldolor Competition
Information and discussion of Caldolor's competing products are included in Part 1, Item 1, Business - Competition, of our Form 10-K for the year ended December 31, 2014. As noted, Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market including Dyloject, an injectable diclofenac product approved by the FDA during 2014. We anticipate this new competing product will be launched by its manufacturer, Hospira, Inc., during 2015.
Caldolor Pediatric Information
Cumberland has completed a series of Phase IV studies for Caldolor in more than 1,000 patients in over 30 leading medical centers across the U.S. These studies included evaluation of the product in both children and adults. Following the completion of these Phase IV studies, we submitted a supplemental new drug application (sNDA) to the FDA for the product during the first quarter of 2015. This submission requested changes to the package insert to include pediatric data from Cumberland's post-marketing pediatric development program and we expect a response to this request during the fourth quarter of 2015.
Caldolor Label Safety Update
In July 2015, the FDA decided to strengthen the existing cardiovascular warning for nonsteroidal anti-inflammatory drugs (NSAIDs). This is a class label change for all NSAIDs including over-the-counter and prescription products. It was previously thought that all NSAIDs may have similar cardiovascular risks. While newer information makes it less clear that the cardiovascular risks are similar for all NSAIDs, this information is not sufficient for the FDA to determine that the risk of any particular NSAID is definitely higher or lower than that of any other particular NSAID. While we have not seen a cardiovascular side effect in our extensive Caldolor safety database, we will update our Caldolor label for this FDA request.
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
We completed the enrollment of Type II patients at the end of 2014. Top line results from these patients indicate that Hepatoren was overall well tolerated with no safety concerns noted. Furthermore, the patients receiving the higher dose levels of Hepatoren were more likely to experience increases in urine output, a signal of improved kidney function, compared to patients who received placebo. Based on these results, we will proceed with clinical development of this product candidate. Enrollment of the remaining Type I patients is underway and is expected to finish by the end of 2015.
Boxabantm
New Phase II Program
During 2015, Cumberland announced an expansion of its pipeline with a new Phase II development program. The Company has begun the clinical development of Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"). AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. It is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Ifetroban, an active thromboxane receptor antagonist, may interfere with these pathways to modify the disease and provide symptomatic relief.
Cumberland has completed manufacturing of Boxaban oral capsules and has initiated a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study is designed to gather initial safety and tolerability data on ifetroban in AERD patients. It is a multicenter study of sixteen patients with enrollment well underway at several U.S. medical centers including the Scripps Clinic. Cumberland expects to announce findings from this study later this year.
Cumberland Emerging Technologies
Cumberland Emerging Technologies University Collaborations

Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary currently has collaboration agreements with Universities to co-develop innovative pharmaceutical product candidates. Programs are currently underway with: Vanderbilt University, the University of Virginia, the University of Tennessee and the University of Mississippi. During the second quarter of 2015 CET renewed the collaboration agreements with the University of Tennessee and the University of Mississippi, and expanded the program activities with Vanderbilt University.
Cumberland Emerging Technologies Life Sciences Center
In May 2015, we announced that Cumberland Emerging Technologies Life Sciences Center welcomed a new tenant. The Center houses our formulation laboratories and also provides laboratory and office space, equipment and infrastructure to early-stage biomedical ventures. InvisionHeart, which is developing a hand-held ECG device, now occupies nearly 4,400 square feet of office and manufacturing space at the Center. The Life Sciences Center has a growing number of successful tenants and graduates.
Acetadote®
Acetadote Manufacturer
During the second quarter of 2015, we completed the transfer of the Acetadote manufacturing process to a U.S. based manufacturer. In July 2015. we filed the documentation with the FDA for clearance to use this manufacturer to supply our Acetadote product.
Acetadote Generic Competition
Information and discussion of Acetadote's competing products are included in Part 1, Item 1, Business - Competition, of our Form 10-K for the year ended December 31, 2014. As noted, Acetadote is our injectable formulation of N-Acetylcysteine ("NAC") for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC as well as injectable products. Our branded Acetadote and Authorized Generic Acetadote products contain the new formulation that does not include ethylene diamine tetra acetic acid ("EDTA"). In July 2015, Akorn, Inc. announced its launch of a generic injectable acetylcysteine product based on the old formulation that does contain EDTA which represents the second generic acetylcysteine available with the old formulation.
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

We are continuing to seek additional claims to protect our intellectual property associated with Acetadote and have additional patent applications relating to Acetadote which are pending with the USPTO. We intend to defend and protect our Acetadote product and related intellectual property rights. Information and discussion regarding our Acetadote patents and defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
The following table presents the unaudited interim statements of operations for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	Change
Net revenues	$8,909,741	$9,750,168	$(840,427)
Costs and expenses:
Cost of products sold	1,237,001	1,298,816	(61,815)
Selling and marketing	3,505,486	3,930,082	(424,596)
Research and development	828,070	861,154	(33,084)
General and administrative	2,153,562	2,140,249	13,313
Amortization	511,691	304,258	207,433
Total costs and expenses	8,235,810	8,534,559	(298,749)
Operating income	673,931	1,215,609	(541,678)
Interest income	57,846	29,544	28,302
Interest expense	(18,489)	(12,278)	(6,211)
Income before income taxes	713,288	1,232,875	(519,587)
Income tax expense	(318,990)	(523,339)	204,349
Net income	$394,298	$709,536	$(315,238)
Net revenues. Net revenues for the three months ended June 30, 2015 were approximately $8.9 million compared to $9.8 million for the three months ended June 30, 2014, representing a decrease of $0.8 million, or 8.6%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2015	2014	Change
Products:
Acetadote	$2,778,677	$3,063,819	$(285,142)
Omeclamox-Pak	944,185	1,344,869	(400,684)
Kristalose	4,121,966	3,559,313	562,653
Vaprisol	480,034	1,071,433	(591,399)
Caldolor	460,052	626,684	(166,632)
Other	124,827	84,050	40,777
Total net revenues	$8,909,741	$9,750,168	$(840,427)
The revenue decrease compared to the prior year period was driven primarily by a reduction in our two most recently added branded prescription products: Vaprisol with a decrease in revenue of $0.6 million and Omeclamox-Pak with a decrease in revenue of $0.4 million. Caldolor revenue also decreased $0.2 million, and Acetadote product revenue decreased $0.3 million. The revenue reductions were partially offset by an increase in our Kristalose revenue of $0.6 million.
Kristalose revenue increased 15.8% over the prior year period primarily due to new positioning for the product. The revenue increase during the three months ended June 30, 2015 were due to both increased sales volume and improved net revenue per unit for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand. The net revenue per unit improvements resulted from a lower level of net revenue deductions from managed care contracts.
Vaprisol revenue decreased during the three months ended June 30, 2015 compared to the prior year period primarily as a result of lower sales volume as we transitioned our marketable inventory from the Astellas labeled product to our Cumberland labeled product.

The Caldolor product revenue decrease of $0.2 million was a 26.6% decline during the three months ended June 30, 2015 compared to the same period last year. The revenue decline was primarily due to the resumption in the supply of competing products following shortages earlier in the year. During the first quarter of 2015, we experienced the highest quarterly net revenue for Caldolor since the product was launched, which impacted this product's revenue in the second quarter of 2015. While we expect 2015 Caldolor annual product revenue to continue to grow compared to 2014, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors.
Acetadote net revenue for both the second quarter of 2015 and 2014 included $1.8 million in revenue from sales of our Authorized Generic distributed by Perrigo. Net revenue of our Authorized Generic in the second quarter of 2015 benefited from the successful resolution of a temporary packaging delay and resulting shortage of marketable product that had impacted revenue during a portion of the first quarter of 2015. Our branded Acetadote net revenue accounted for the $0.3 million decline in total Acetadote revenue and was primarily due to a reduction in sales volume during the three months ended June 30, 2015 as a result of generic competition. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Cost of products sold. Overall cost of products sold for the second quarter of 2015 was consistent with the prior year. As a percentage of net revenues, cost of products sold experienced a slight increase to 13.9% during the three months ended June 30, 2015 compared to 13.3% during the three months ended June 30, 2014. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the three months ended June 30, 2015 totaled approximately $3.5 million, which was a decrease of $0.4 million compared to the prior year's expense of $3.9 million. The decrease was the result of a $0.2 million reduction in Omeclamox product royalties and a decrease in sales force salaries, travel expenses, print materials and product samples. We continue to actively manage our selling and marketing efforts and expenses under our strategy to efficiently support our five commercial brands.
Research and development. Research and development costs for the second quarter of 2015 were $0.8 million, compared to $0.9 million for the same period last year, representing a decrease of approximately 3.8%. We continue to fund clinical studies for both our Boxaban and Hepatoren product candidates.
General and administrative. General and administrative expense increased 0.6% to $2.2 million for the three months ended June 30, 2015 compared to $2.1 million for the prior year. The increase was primarily driven by increases in salaries, wages and benefits costs but were partially offset by a reduction in our travel and legal fees during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2015 totaled approximately $0.5 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the three months ended June 30, 2015 totaled $0.3 million, compared to income tax expense of $0.5 million in the second quarter of 2014. The change was the result of the reduction in pretax income in the second quarter of 2015 compared to the same period last year. As a percentage of income before income taxes, income tax expense was 44.7% for the three months ended June 30, 2015 compared to 42.4% for the three months ended June 30, 2014, primarily as a result of legislative changes to certain state income taxes.
As of June 30, 2015, we have approximately $43.9 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The following table presents the unaudited interim statements of operations for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014	Change
Net revenues	$17,596,515	$17,843,412	$(246,897)
Costs and expenses:
Cost of products sold	2,398,842	2,352,533	46,309
Selling and marketing	7,036,401	7,544,013	(507,612)
Research and development	2,687,082	1,687,527	999,555
General and administrative	3,797,703	4,037,466	(239,763)
Amortization	998,440	598,213	400,227
Total costs and expenses	16,918,468	16,219,752	698,716
Operating income	678,047	1,623,660	(945,613)
Interest income	114,248	96,887	17,361
Interest expense	(34,039)	(24,481)	(9,558)
Income before income taxes	758,256	1,696,066	(937,810)
Income tax expense	(337,446)	(711,348)	373,902
Net income	$420,810	$984,718	$(563,908)
Net revenues. Net revenues for the six months ended June 30, 2015 were approximately $17.6 million compared to $17.8 million for the six months ended June 30, 2014, representing a slight decrease of $0.2 million, or 1.4%.
The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2015	2014	Change
Products:
Acetadote	$4,321,686	$5,784,905	$(1,463,219)
Omeclamox-Pak	1,702,376	2,484,290	(781,914)
Kristalose	8,220,744	6,935,370	1,285,374
Vaprisol	1,504,008	1,369,765	134,243
Caldolor	1,654,733	1,129,082	525,651
Other	192,968	140,000	52,968
Total net revenues	$17,596,515	$17,843,412	$(246,897)
Revenue increases in three of our five branded prescription products were offset by decreases in Omeclamox-Pak revenue of $0.8 million and Acetadote product revenue of $1.5 million. Our products with revenue gains were led by increases in Kristalose revenue of $1.3 million, Caldolor revenue of $0.5 million and Vaprisol revenue of $0.1 million.
Kristalose revenue increased 18.5% over the prior year period primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand. During the six months ended June 30, 2015 we also experienced improvements in product net revenue per unit as we incurred a lower level of net revenue deductions from managed care contracts.
Vaprisol revenue increased 9.8% during the six months ended June 30, 2015 compared to the prior year period primarily as a result of owning the product two additional months during 2015 compared to 2014. This increase was partly offset by lower sales volume during a portion of the six months ended June 30, 2015 as we transitioned our marketable inventory from the Astellas labeled product to our Cumberland labeled product.
The Caldolor product revenue increase of $0.5 million was a 46.6% improvement during six months ended June 30, 2015 compared to the same period last year. Caldolor sales and net revenue were positively impacted by the efforts of our sales force, marketing initiatives and a temporary shortage of a competing product. While we expect 2015 Caldolor annual product revenue to continue to grow compared to 2014, we anticipate quarterly fluctuations due to wholesaler buying patterns and other factors.
Acetadote net revenue for the first six months of 2015 included $2.3 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $3.2 million for the same period last year. This $0.9 million decrease in sales of our Authorized Generic product accounted for the majority of the decline in total Acetadote revenue. The Authorized Generic sales were impacted by a temporary packaging delay and resulting shortage of marketable product that impacted revenue during a portion of the year-to-date period. The $0.6 million reduction in our branded Acetadote product net revenue was the result of a reduction in sales volume as a result of generic competition, along with an increase in revenue deductions related to an increase in expired product during the first quarter of 2015. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Cost of products sold. Overall cost of products sold for the first six months of 2015 was consistent with the prior year. As a percentage of net revenues, cost of products sold experienced a slight increase to 13.6% during the six months ended June 30, 2015 compared to 13.2% during the same period last year. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2015 totaled approximately $7.0 million, which was a decrease of $0.5 million compared to the prior year's expense of $7.5 million. The decrease was the result of a $0.3 million reduction in Omeclamox product royalties as well as decreases in sales force salaries and travel costs. These decreases were partially offset by an increase in non-personal promotional spending. We continue to actively manage our selling and marketing efforts and expenses under our strategy to efficiently support our five commercial brands.
Research and development. Research and development costs for the first six months of 2015 were $2.7 million, compared to $1.7 million for the same period last year, representing an increase of approximately $1.0 million, or 59.2%. This change was the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission requested changes to the Caldolor package insert to include pediatric data from Cumberland's post-marketing pediatric development program. We continue to fund clinical studies for both our Boxaban and Hepatoren product candidates.
General and administrative. General and administrative expense was $3.8 million for the six months ended June 30, 2015, compared to $4.0 million during the six months ended June 30, 2014. The $0.2 million decrease was primarily driven by a $0.3 million gain on contingent consideration as the result of a reduction in the cost of the Vaprisol acquisition. General and administrative expense was also benefited by a reduction in our travel and legal fees during the period. These reductions in expenses were partially offset by increases in salaries, wages and benefits costs.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2015 totaled approximately $1.0 million, which was an increase of $0.4 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the six months ended June 30, 2015 totaled $0.3 million, compared to income tax expense of $0.7 million in the six months ended June 30, 2014. The change was the result of the reduction in pretax income in the first half of 2015 compared to the same period last year. As a percentage of income before income taxes, income tax expense was 44.5% for the six months ended June 30, 2015 compared to 41.9% for the six months ended June 30, 2014, primarily as a result of legislative changes to certain state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the six months ended June 30, 2015 and 2014, we generated $4.1 million and $1.8 million in cash flow from operations, respectively, and we borrowed $1.7 million on our line of credit during the second quarter of 2015. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At June 30, 2015 and December 31, 2014, we had approximately $14.1 million and $14.8 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Cash and cash equivalents	$38,940,681	$39,866,037
Marketable securities	14,136,925	14,841,418
Total cash, cash equivalents and marketable securities	$53,077,606	$54,707,455

Working capital (current assets less current liabilities)	$56,652,953	$57,065,489
Current ratio (multiple of current assets to current liabilities)	5.9	5.2

Revolving line of credit availability	$10,300,000	$12,000,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2015 and June 30, 2014:

	Six months ended June 30,
	2015	2014

Net cash provided by (used in):
Operating activities	$4,067,868	$1,818,388
Investing activities	(2,052,929)	(3,768,132)
Financing activities	(2,940,295)	131,128
Net decrease in cash and cash equivalents	$(925,356)	$(1,818,616)
The $0.9 million decrease in cash and cash equivalents for the six months ended June 30, 2015 was attributable to cash used in investing and financing activities, which was partly offset by $4.1 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $2.7 million, which was partially offset by net proceeds of $0.7 million associated with our investing activities in marketable securities. Our financing activities included $3.4 million in cash used to repurchase shares of our common stock, $1.6 million used to settle the remaining cash consideration for Vaprisol and $1.7 million in cash provided by borrowings under our line of credit. Cash provided by operating activities benefited from the non-cash expenses of depreciation and amortization and share-based compensation expense totaling $1.7 million and included positive changes in our working capital of $2.3 million.
The decrease in cash and cash equivalents for the six months ended June 30, 2014 was mainly attributable to our $2.0 million payment for the acquisition of Vaprisol, which is included in investing activities. We also used cash in investing activities as we increased our net investment in marketable securities by $1.0 million. Our financing activities include the $1.0 million investment Gloria Pharmaceuticals Co. Ltd. made in CET and the repurchase of shares of our common stock totaling $1.6 million during the six months ended June 30, 2014. Cash provided by operating activities was $1.8 million and included net income of $1.0 million.
As of June 30, 2015, we have approximately $43.9 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. At June 30, 2015 we had $1.7 million in borrowings under the Loan Agreement. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.184% at June 30, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.

Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. We were in compliance with all covenants at June 30, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2015 and 2014, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The risk related to interest rates for these accounts will produce less income than expected if market interest rates fall. Based on the $14.1 million in marketable securities outstanding at June 30, 2015, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of June 30, 2015, had $1.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2015 and 2014. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the three months ended June 30, 2015, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021, two others expiring in September 2029 and one other expiring in September 2030.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	76,421		$6.96	76,421	$8,086,014
May	74,241		6.78	74,241	7,582,833
June	84,555	(1)	7.21	84,555	6,972,785
Total	235,217			235,217

(1) Of this amount, 7,670 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: August 7, 2015	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer

	By:	/s/ Rick S. Greene
Rick S. Greene
Chief Financial Officer