Form 10-Q
period 2015-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2015-11-06
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common stock, no par value	16,452,665

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,316,291	$39,866,037
Marketable securities	14,438,830	14,841,418
Accounts receivable, net of allowances	5,798,393	5,504,728
Inventories	4,206,039	5,600,319
Other current assets	4,962,835	5,002,469
Total current assets	67,722,388	70,814,971
Property and equipment, net	541,771	651,030
Intangible assets, net	21,222,380	21,568,541
Other assets	2,572,698	2,370,572
Total assets	$92,059,237	$95,405,114
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,126,687	$3,242,713
Other current liabilities	7,747,800	10,506,769
Total current liabilities	11,874,487	13,749,482
Revolving line of credit	1,700,000	—
Other long-term liabilities	940,719	902,841
Total liabilities	14,515,206	14,652,323
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,496,217 and 17,118,993 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	58,191,138	61,942,410
Retained earnings	19,398,555	18,818,263
Total shareholders’ equity	77,589,693	80,760,673
Noncontrolling interests	(45,662)	(7,882)
Total equity	77,544,031	80,752,791
Total liabilities and equity	$92,059,237	$95,405,114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues	$7,885,048	$9,729,047	$25,481,563	$27,572,459
Costs and expenses:
Cost of products sold	980,176	1,339,723	3,379,018	3,692,256
Selling and marketing	3,608,828	3,821,953	10,645,229	11,365,966
Research and development	757,442	934,783	3,444,524	2,622,310
General and administrative	1,794,279	2,158,057	5,591,982	6,195,523
Amortization	473,439	485,493	1,471,879	1,083,706
Total costs and expenses	7,614,164	8,740,009	24,532,632	24,959,761
Operating income	270,884	989,038	948,931	2,612,698
Interest income	64,072	108,005	178,320	204,892
Interest expense	(19,815)	(26,877)	(53,854)	(51,358)
Income before income taxes	315,141	1,070,166	1,073,397	2,766,232
Income tax expense	(193,439)	(340,982)	(530,885)	(1,052,330)
Net income	121,702	729,184	542,512	1,713,902
Net loss at subsidiary attributable to noncontrolling interests	4,911	16,736	37,780	40,908
Net income attributable to common shareholders	$126,613	$745,920	$580,292	$1,754,810
Earnings per share attributable to common shareholders
- basic	$0.01	$0.04	$0.03	$0.10
- diluted	$0.01	$0.04	$0.03	$0.10
Weighted-average shares outstanding
- basic	16,604,682	17,544,905	16,811,360	17,730,715
- diluted	16,996,376	17,848,110	17,193,854	17,990,561

Comprehensive income attributable to common shareholders	126,613	745,920	580,292	1,754,810
Net loss at subsidiary attributable to noncontrolling interests	4,911	16,736	37,780	40,908
Total comprehensive income	$121,702	$729,184	$542,512	$1,713,902
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$542,512	$1,713,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,677,906	1,383,611
Deferred tax benefit (expense)	43,991	(36,255)
Share-based compensation	426,651	542,118
Excess tax benefit derived from exercise of stock options	(470,584)	(1,077,099)
Noncash interest expense	33,001	12,038
Noncash investment (gains) losses	(80,321)	138,627
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(293,665)	(765,689)
Inventory	1,394,280	1,002,160
Other current assets and other assets	(239,484)	(1,354,793)
Accounts payable and other current liabilities	1,457,656	2,293,818
Other long-term liabilities	61,553	105,416
Net cash provided by operating activities	4,553,496	3,957,854
Cash flows from investing activities:
Additions to property and equipment	(96,768)	(150,387)
Purchases of marketable securities	(5,201,240)	(3,754,903)
Proceeds from sale of marketable securities	5,684,149	3,001,735
Cash paid for acquisitions	—	(2,000,000)
Additions to intangible assets	(2,392,477)	(1,617,874)
Net cash used in investing activities	(2,006,336)	(4,521,429)
Cash flows from financing activities:
Net borrowings on line of credit	1,700,000	—
Exercise of stock options	21,366	—
Excess tax benefit derived from exercise of stock options	470,584	1,077,099
Cash settlement of contingent consideration	(1,618,983)	—
Sale of subsidiary shares to noncontrolling interest	—	1,000,005
Repurchase of common shares	(4,669,873)	(2,738,905)
Net cash used in financing activities	(4,096,906)	(661,801)
Net decrease in cash and cash equivalents	(1,549,746)	(1,225,376)
Cash and cash equivalents at beginning of period	39,866,037	40,869,457
Cash and cash equivalents at end of period	$38,316,291	$39,644,081
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$1,266,759	$974,809
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791
Share-based compensation	86,102	426,651	—	—	426,651
Exercise of options and related tax benefit	3,256	491,950	—	—	491,950
Repurchase of common shares	(712,134)	(4,669,873)	—	—	(4,669,873)
Net income	—	—	580,292	(37,780)	542,512
Balance, September 30, 2015	16,496,217	$58,191,138	$19,398,555	$(45,662)	$77,544,031
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2014 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income was comprised solely of net income for the three and nine months ended September 30, 2015 and 2014.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
In April 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU") "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015 and did not have an impact on our financial disclosures.
Recently Issued Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018. Adoption prior to January 1, 2017, the original effective date, is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which it will adopt the standard.
In April 2015, the FASB issued amended guidance in a FASB ASU, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. In August 2015, The FASB issued additional related guidance in the form of another ASU "Interest-Imputation of Interest" that

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

specifically addressed "Line -of-Credit Arrangements". The new guidance allows the presentation of deferred debt issuance costs as an asset and subsequently amortizing these costs over the term of the line-of-credit arrangement. This guidance applies whether or not there are any borrowings on the line-of-credit. The Company does not anticipate adoption of either ASU to have a material effect on our condensed consolidated financial statements and disclosures.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU on, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. The Company is evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2015 and December 31, 2014, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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

The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$—	$—	$—	$1,338,010	$—	$1,338,010
U.S. Agency issued mortgage-backed securities – variable rate	—	4,691,254	4,691,254	—	4,003,375	4,003,375
U.S. Agency notes and bonds – fixed rate	—	3,257,977	3,257,977	—	3,251,336	3,251,336
SBA loan pools – variable rate	—	1,754,599	1,754,599	—	1,413,697	1,413,697
Municipal bonds – VRDN	4,735,000	—	4,735,000	4,835,000	—	4,835,000
Total fair value of marketable securities	$4,735,000	$9,703,830	$14,438,830	$6,173,010	$8,668,408	$14,841,418
(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014
Numerator:
Net income attributable to common shareholders	$126,613	$745,920
Denominator:
Weighted-average shares outstanding – basic	16,604,682	17,544,905
Dilutive effect of other securities	391,694	303,205
Weighted-average shares outstanding – diluted	16,996,376	17,848,110

	Nine months ended September 30,
	2015	2014
Numerator:
Net income attributable to common shareholders	$580,292	$1,754,810
Denominator:
Weighted-average shares outstanding – basic	16,811,360	17,730,715
Dilutive effect of other securities	382,494	259,846
Weighted-average shares outstanding – diluted	17,193,854	17,990,561
As of September 30, 2015 and 2014, restricted stock awards and options to purchase 54,798 and 187,248 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Products:
Acetadote	$2,065,081	$3,242,014	$6,386,767	$9,026,919
Omeclamox-Pak	691,120	996,974	2,393,495	3,481,264
Kristalose	3,939,294	3,967,885	12,160,037	10,903,255
Vaprisol	670,621	653,070	2,199,645	2,022,835
Caldolor	352,343	821,024	2,007,076	1,950,106
Other	166,589	48,080	334,543	188,080
Total net revenues	$7,885,048	$9,729,047	$25,481,563	$27,572,459
As discussed in Note 10, Cumberland entered into an agreement on February 28, 2014 with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol® including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.1 million and $1.4 million for the third quarter of 2015 and 2014, respectively, and $3.3 million and $4.6 million on a year-to-date basis as of September 30, 2015 and 2014, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.4 million in non-refundable up-front payments and milestone payments of up to $1.7 million related to regulatory approvals and up to $4.0 million in payments related to product sales. As of September 30, 2015, the Company has recognized a cumulative $1.4 million in upfront payments as other revenue and has not yet recorded any revenue related to the milestone payments associated with these international agreements.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value.
Caldolor inventory on hand at September 30, 2015 and December 31, 2014 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

At September 30, 2015 and December 31, 2014, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.8 million and $3.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, inventory was comprised of the following:

	September 30, 2015	December 31, 2014
Raw materials	$2,282,366	$2,571,465
Finished goods	1,923,673	3,028,854
Total	$4,206,039	$5,600,319

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013 and January 2015, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Company repurchased 712,134 shares and 576,978 shares of common stock for approximately $4.7 million and $2.7 million, respectively.
Restricted Share Grants
During the nine months ended September 30, 2015, the Company issued approximately 202,786 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $1.7 million in borrowings under the Loan Agreement at September 30, 2015. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.2% at September 30, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company was in compliance with all covenants at September 30, 2015.
(7) INCOME TAXES
At September 30, 2015, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $43.6 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

taxes paid in each of the years 2009 through 2014. The Company expects to pay minimal income taxes in 2015 through utilization of these net operating loss carryforwards.
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
(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA regarding the role of EDTA in the products formulation. The Company has received several Patents from the United States Patent and Trademark Office ("USPTO") since 2012 as well as notices that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.
During the third quarter 2015, an arbitrator issued a final award in the Company’s favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates (“Mylan”), from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The arbitration request was filed with the American Arbitration Association for claims against Mylan in connection with agreements which require that Mylan manufacture and supply acetylcysteine drug product, including Acetadote, for us exclusively until April 2016. The award notes that as the prevailing party, the Company is entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
During the third quarter of 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in the Company’s favor in its lawsuit against Mylan for infringement of its U.S. Patent number 8,399,445 (the “445 Acetadote Patent”). The opinion upheld the Company’s 445 Acetadote Patent and expressly rejected Mylan's validity challenge. The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and has additional patent applications pending. The Company continues to consider its legal options and intends to continue to defend and protect its Acetadote product and related intellectual property rights.  Additional information on these matters is provided in the Company's Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of the Company's Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.
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
The Company provided an upfront payment of $2.0 million to Astellas at closing. The business combination provided for an additional milestone payment of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. The Company paid Astellas $1.6 million to fulfill the contingent consideration during April 2015. On a year-to-date basis the Company recognized a $0.3 million gain on the contingent consideration as the result of the reduction in the cost of the Vaprisol acquisition. Vaprisol contributed $0.7 million and $0.7 million in net revenues during the three months ended

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

September 30, 2015 and 2014, respectively. On a year-to-date basis, Vaprisol contributed net revenues of $2.2 million for 2015 and $2.0 million for 2014.
Omeclamox-Pak
On October 28, 2013, the Company entered into an agreement with Pernix Therapeutics ("Pernix") to distribute and promote Omeclamox-Pak. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. Under the terms of the agreement, the Company promotes the product to gastroenterologists across the United States and Pernix has been responsible for promoting the product through its specialty sales force focusing on select primary care physicians. The Company paid an upfront payment of $4.0 million to Pernix on October 29, 2013. The agreement calls for additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Cumberland was not required to make either milestone payment to Pernix as all the criteria for these payments were not met, including Pernix's co-promotion obligations. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to Pernix. The Company also makes royalty payments to Pernix to reflect their ongoing sales promotional efforts.
The $4.0 million upfront payment that the Company paid to Pernix on October 29, 2013 is included in product and license rights and is amortized over the remaining expected useful life of the acquired asset, currently the life of the agreement, which ends in June 2032. Omeclamox-Pak contributed $0.7 million and $1.0 million in net revenues during the three months ended September 30, 2015 and 2014, respectively. On a year-to-date basis, Omeclamox-Pak contributed net revenues of $2.4 million for 2015 and $3.5 million for 2014.

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
Recent Developments and Highlights
Clinigen Strategic Alliance
In September 2015, we announced our strategic alliance with Clinigen Group plc (AIM: CLIN) ("Clinigen"), the global pharmaceutical and services company. Clinigen is a specialty pharmaceutical and services company focused on delivering the right drug to the right patient at the right time by providing medicines to patients with high unmet needs through clinical trials, licensed and ethically unlicensed supply.

The alliance will combine the respective strengths, expertise and geographical footprints of Cumberland and Clinigen with respect to potential future products. Under the agreement, we will have the opportunity to support Clinigen products through distribution, marketing and promotion within the United States. Clinigen will be responsible for the marketing, promotion, distribution and sale of our pharmaceutical products in select markets outside of the United States, allowing us to use Clinigen’s international reach to enter new markets for our products.
Cumberland Emerging Technologies
Cumberland Emerging Technologies Strategic Alliance with Piramal
In October 2015, we executed a Strategic Alliance Agreement with Piramal Enterprises Limited ("Piramal") for the manufacture and supply of Active Pharmaceutical Ingredients ("API"). Under the terms of this agreement, we will collaborate with Pirarmal on the manufacture and supply of API for New Chemical Entities ("NCE"). Piramal will provide both development and commercial supplies of API for select product candidates. Piramal is a diversified conglomerate with operations in over thirty countries and five API manufacturing plants.
Caldolor®
Caldolor Patents Issued
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor. During the third quarter of 2015, we obtained three additional patents for Caldolor. On July 7, 2015, the United States Patent and Trademark Office ("USPTO") issued U.S. Patent number’s 9,072,710 (the “710 Caldolor Patent”) and 9,072,661 (the “661 Caldolor Patent”) which are assigned to us. The claims of the 710 Caldolor Patent and the 661 Caldolor Patent include composition and methods of treating pain, inflammation and fever using intravenous ibuprofen. These Caldolor Patents are scheduled to expire in March 2032.
On August 25, 2015, the USPTO issued U.S. Patent number 9,114,068 (the “068 Caldolor Patent”) which is assigned to us. The claims of the 068 Caldolor Patent include methods of treating pain and inflammation using intravenous ibuprofen. Following its issuance, the 068 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
Caldolor Competition
Information and discussion of Caldolor's competing products are included in Part 1, Item 1, Business - Competition, of our Form 10-K for the year ended December 31, 2014. As noted, Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market including Dyloject, an injectable diclofenac product approved by the FDA during 2014. We anticipate this new competing product will be launched by its manufacturer during 2015.
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
Caldolor Label Safety Update
In July 2015, the FDA decided to strengthen the existing cardiovascular warning for nonsteroidal anti-inflammatory drugs (NSAIDs). This is a class label change for all NSAIDs including over-the-counter and prescription products. It was previously thought that all NSAIDs may have similar cardiovascular risks. While newer information makes it less clear that the cardiovascular risks are similar for all NSAIDs, this information is not sufficient for the FDA to determine that the risk of any particular NSAID is definitely higher or lower than that of any other particular NSAID. While we have not seen a cardiovascular side effect in our extensive Caldolor safety database, we will update our Caldolor label for this requested information once it becomes finalized by the FDA.
Hepatoren®
Top Line Study Results
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition, with a high mortality rate and no approved pharmaceutical therapy in this country. We initiated a sixty four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.

The study was designed to evaluate escalating dose levels of Hepatoren in HRS patients. Progression to higher dose levels is reviewed and approved by an independent safety committee. The study was stratified into Type I or Type II patients with HRS based upon the progression of their disease.
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
We subsequently completed enrollment of the Type I patients during the third quarter of 2015 and the analysis of those patient results is underway.
Boxabantm
New Phase II Program
During 2015, Cumberland announced an expansion of its pipeline with another Phase II development program. The Company is developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"). AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. It is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Ifetroban, an active thromboxane receptor antagonist, may interfere with these pathways to modify the disease and provide symptomatic relief.
Cumberland completed manufacturing of Boxaban oral capsules and initiated a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study was designed to gather initial safety and tolerability data on ifetroban in AERD patients. It was a multicenter study of sixteen patients with enrollment at several U.S. medical centers including the Scripps Clinic. The enrollment in this study was recently completed and top line results indicate that no adverse events were experienced by patients receiving Boxaban when compared to those receiving placebo. Further analysis of the full data set obtained from the study is underway.
Acetadote Litigation and Arbitration updates
Information and discussion of Acetadote's competing products are included in Part 1, Item 1, Business - Competition, of our Form 10-K for the year ended December 31, 2014. As noted, Acetadote is our injectable formulation of N-Acetylcysteine ("NAC") for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC as well as injectable products. Our branded Acetadote and Authorized Generic Acetadote products contain the new formulation that does not include ethylene diamine tetra acetic acid ("EDTA").
As included in Part 2, Item 1, Legal Proceedings in this Form 10-Q for the quarter ended September 30, 2015, on September 14, 2015, the arbitrator issued a final award in our favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates, from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The award notes that as the prevailing party, we are entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
As included in Part 2, Item 1a, Risk Factors, in this Form 10-Q for the quarter ended September 30, 2015, on September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in our favor in our lawsuit against Mylan for infringement of our U.S. Patent number 8,399,445 (the “445 Acetadote Patent”).  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
Acetadote Patents
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA regarding the role of EDTA in the products formulation. Since 2012, the USPTO has issued the following patents to us associated with Acetadote:

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

We continue to seek additional claims to protect our intellectual property associated with Acetadote and have additional patent applications relating to Acetadote which are pending with the USPTO. We intend to defend and protect our Acetadote product and related intellectual property rights. Additional information and discussion regarding our Acetadote patents and defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2014, which is incorporated by reference herein.
Corporate Update
During the third quarter of 2015, we extended our lease agreement on the approximate 25,550 square feet of office space in Nashville, Tennessee for our corporate headquarters. The extended lease is now set to expire in October 2022 and we believe these facilities are adequate to meet our current and expected needs for office space.
On October 2, 2015, we announced that Rick S. Greene, who had been serving as the Company’s Vice President and Chief Financial Officer, transitioned out of that role effective October 14, 2015, as he pursues interests outside of the Company. A.J. Kazimi, Chief Executive Officer of the Company, serves as the Company’s Principal Financial Officer in addition to his duties as Principal Executive Officer.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
The following table presents the unaudited interim statements of operations for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Change
Net revenues	$7,885,048	$9,729,047	$(1,843,999)
Costs and expenses:
Cost of products sold	980,176	1,339,723	(359,547)
Selling and marketing	3,608,828	3,821,953	(213,125)
Research and development	757,442	934,783	(177,341)
General and administrative	1,794,279	2,158,057	(363,778)
Amortization	473,439	485,493	(12,054)
Total costs and expenses	7,614,164	8,740,009	(1,125,845)
Operating income	270,884	989,038	(718,154)
Interest income	64,072	108,005	(43,933)
Interest expense	(19,815)	(26,877)	7,062
Income before income taxes	315,141	1,070,166	(755,025)
Income tax expense	(193,439)	(340,982)	147,543
Net income	$121,702	$729,184	$(607,482)
Net revenues. Net revenues for the three months ended September 30, 2015 were approximately $7.9 million compared to $9.7 million for the three months ended September 30, 2014, representing a decrease of $1.8 million, or 19.0%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2015	2014	Change
Products:
Acetadote	$2,065,081	$3,242,014	$(1,176,933)
Omeclamox-Pak	691,120	996,974	(305,854)
Kristalose	3,939,294	3,967,885	(28,591)
Vaprisol	670,621	653,070	17,551
Caldolor	352,343	821,024	(468,681)
Other	166,589	48,080	118,509
Total net revenues	$7,885,048	$9,729,047	$(1,843,999)
The change in revenue from the prior year period was driven primarily by a $1.2 million reduction in Acetadote revenue and decreases in Caldolor revenue of $0.5 million and Omeclamox-Pak revenue of $0.3 million, while Vaprisol net revenue improved compared to the third quarter of 2014.
Our branded Acetadote net revenue accounted for $0.8 million of the decline in total Acetadote revenue. This decrease was primarily due to a reduction in sales volume during the three months ended September 30, 2015 as a result of generic competition. Total Acetadote net revenue for the third quarter of 2015 and 2014 included $1.1 million and $1.4 million in revenue, respectively, from sales of our Authorized Generic distributed by Perrigo. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
The Caldolor product revenue decrease of $0.5 million for the three months ended September 30, 2015 was a 57.1% decline compared to the same period last year. The revenue decline was primarily due to the resumption in the supply of competing products following shortages earlier in the year. During the first quarter of 2015, we experienced the highest quarterly net revenue for Caldolor since the product was launched, which has impacted this product's revenue and sales volume in the following two quarters. While we expect 2015 Caldolor annual product revenue to continue to grow compared to 2014, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors. During the third quarter of 2014 we also experienced higher than average net revenue for our Caldolor brand. Caldolor revenue in the third quarter of 2015 was also impacted by the lack of international sales while awaiting new supplies of the product. International Caldolor sales are expected to resume in the fourth quarter of 2015.
During the third quarter of 2015, Omeclamox-Pak revenue decreased $0.3 million compared to the same period last year. The decrease was the result of lower sales volume partially offset by improved pricing. The sales volume decrease was impacted by the lack of sales calls supporting the product by our co-promotion partner for this period.
Kristalose revenue remained relativley consistent during the third quarter of 2015 when compared to the prior year period. The product's net revenue was negativley impacted by reduced sales volume. It was positively impacted from improved pricing and improvements in product net revenue per unit as we incurred a lower level of net revenue deductions from managed care contracts.
Vaprisol's revenue increase over the prior year was attributable to improved pricing with relatively consistent sales volume.
Cost of products sold. Cost of products sold for the third quarter of 2015 decreased $0.4 million compared to the prior year. As a percentage of net revenues, cost of products sold experienced a decrease to 12.4% during the three months ended September 30, 2015 compared to 13.8% during the three months ended September 30, 2014. This decrease in costs of products sold as a percentage of revenue was attributable to a change in product mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for the three months ended September 30, 2015 totaled approximately $3.6 million, which was a decrease of $0.2 million compared to the prior year's expense of $3.8 million. The decrease was the result of a $0.1 million reduction in Omeclamox product royalties and a decrease in sales force and promotional expenses. We continue to actively manage our selling and marketing efforts and expenses to efficiently support our five commercial brands.
Research and development. Research and development costs for the third quarter of 2015 were $0.8 million, compared to $0.9 million for the same period last year, representing a decrease of approximately 19.0%. We continued to fund clinical studies for both our Boxaban and Hepatoren product candidates during the third quarter of 2015. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense decreased 16.9% to $1.8 million for the three months ended September 30, 2015 compared to $2.2 million for the prior year. The $0.4 million decrease was primarily driven by a decrease in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for both the three months ended September 30, 2015 and the three months ended September 30, 2014 totaled approximately $0.5 million.
Income tax expense. Income tax expense for the three months ended September 30, 2015 totaled $0.2 million, compared to income tax expense of $0.3 million in the third quarter of 2014. The change was the result of the reduction in pretax income in the third quarter of 2015 compared to the same period last year. As a percentage of income before income taxes, income tax expense was 61.4% for the three months ended September 30, 2015 compared to 31.9% for the three months ended September 30, 2014. The income tax rate for the three months ended September 30, 2015 was primarily a result of the lower pretax income impacted by adjustments to our valuation allowance and increases in our state income tax expense, including changes from legislation. The income tax rate for the three months ended September 30, 2014 was positively impacted by a reduction in our state tax expense during 2014.
As of September 30, 2015, we have approximately $43.6 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The following table presents the unaudited interim statements of operations for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	Change
Net revenues	$25,481,563	$27,572,459	$(2,090,896)
Costs and expenses:
Cost of products sold	3,379,018	3,692,256	(313,238)
Selling and marketing	10,645,229	11,365,966	(720,737)
Research and development	3,444,524	2,622,310	822,214
General and administrative	5,591,982	6,195,523	(603,541)
Amortization	1,471,879	1,083,706	388,173
Total costs and expenses	24,532,632	24,959,761	(427,129)
Operating income	948,931	2,612,698	(1,663,767)
Interest income	178,320	204,892	(26,572)
Interest expense	(53,854)	(51,358)	(2,496)
Income before income taxes	1,073,397	2,766,232	(1,692,835)
Income tax expense	(530,885)	(1,052,330)	521,445
Net income	$542,512	$1,713,902	$(1,171,390)
Net revenues. Net revenues for the nine months ended September 30, 2015 were approximately $25.5 million compared to $27.6 million for the nine months ended September 30, 2014, representing a decrease of $2.1 million, or 7.6%.
The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2015	2014	Change
Products:
Acetadote	$6,386,767	$9,026,919	$(2,640,152)
Omeclamox-Pak	2,393,495	3,481,264	(1,087,769)
Kristalose	12,160,037	10,903,255	1,256,782
Vaprisol	2,199,645	2,022,835	176,810
Caldolor	2,007,076	1,950,106	56,970
Other	334,543	188,080	146,463
Total net revenues	$25,481,563	$27,572,459	$(2,090,896)
Revenue increases in three of our five branded prescription products were offset by decreases in Omeclamox-Pak revenue of $1.1 million and Acetadote product revenue of $2.6 million. Our products with revenue gains were led by increases in Kristalose revenue of $1.3 million and Vaprisol revenue of $0.2 million.
Kristalose revenue increased by $1.3 million or 11.5% over the prior year period primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand. During the nine months ended September 30, 2015 we also experienced improvements in product net revenue per unit as we incurred a lower level of net revenue deductions from managed care contracts.
Vaprisol revenue increased 8.7% during the nine months ended September 30, 2015 compared to the prior year period primarily due to greater sales volume as a result of owning the product two additional months during 2015 compared to 2014. This increase was partly offset by lower sales volume during a portion of the nine months ended September 30, 2015 as we transitioned our marketable inventory from the Astellas labeled product to our Cumberland labeled product. Vaprisol's revenue increase over the prior year was also attributable to improved pricing.
The Caldolor product revenue also experienced a $0.1 million improvement which represents an increase of 2.9% during the nine months ended September 30, 2015 compared to the same period last year. Caldolor sales and net revenue were positively impacted by the efforts of our sales force, marketing initiatives and a temporary shortage of a competing product. While we expect 2015 Caldolor annual product revenue to continue to grow compared to 2014, we anticipate quarterly fluctuations due to wholesaler buying patterns and other factors.

Acetadote net revenue for the first nine months of 2015 included $3.3 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $4.6 million for the same period last year. This decrease in sales of our Authorized Generic product accounted for almost half of the decline in total Acetadote revenue. The Authorized Generic sales were impacted by a temporary packaging delay and resulting shortage of marketable product that impacted revenue during a portion of the year-to-date period. Our branded Acetadote product net revenue decreased $1.4 million due to a reduction in sales volume as a result of generic competition, along with an increase in revenue deductions related to an increase in expired product during the first quarter of 2015. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Omeclamox-Pak revenue declined 31.2% during the first nine months of 2015 compared to the prior year. The decrease was the result of lower sales volume partially offset by improved pricing. The sales volume decrease was impacted by the lack of sales calls supporting the product by our co-promotion partner for this period.
Cost of products sold. Cost of products sold for the first nine months of 2015 decreased 8.5% as compared to the same period in the prior year. As a percentage of net revenues, cost of products sold was consistent with the prior year at 13.3% and is in line with the decline in net revenues.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2015 totaled approximately $10.6 million, which was a decrease of $0.7 million compared to the prior year's expense of $11.4 million. The decrease was the result of a $0.3 million reduction in Omeclamox product royalties as well as decreases in sales force salaries and related costs. These decreases were partially offset by an increase in non-personal promotional spending. We continue to actively manage our selling and marketing efforts and expenses under our strategy to efficiently support our five commercial brands.
Research and development. Research and development costs for the first nine months of 2015 were $3.4 million, compared to $2.6 million for the same period last year, representing an increase of approximately $0.8 million, or 31.4%. This change was the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission requested changes to the Caldolor package insert to include pediatric data from Cumberland's post-marketing pediatric development program. We continued to fund clinical studies for both our Boxaban and Hepatoren product candidates during 2015. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense was $5.6 million for the nine months ended September 30, 2015, compared to $6.2 million during the same period last year. The $0.6 million decrease was primarily driven by a $0.3 million gain on contingent consideration as the result of a reduction in the cost of the Vaprisol acquisition. General and administrative expense was also benefited by a reduction in our travel and legal fees along with a decrease in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2015 totaled approximately $1.5 million, which was an increase of $0.4 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the nine months ended September 30, 2015 totaled $0.5 million, compared to income tax expense of $1.1 million in the nine months ended September 30, 2014. The change was the result of the reduction in pretax income in the first nine months of 2015 compared to the same period last year. As a percentage of income before income taxes, income tax expense was 49.5% for the nine months ended September 30, 2015 compared to 38.0% for the nine months ended September 30, 2014. The income tax rate for the nine months ended September 30, 2015 was primarily a result of the lower pretax income impacted by adjustments to our valuation allowance and increases in our state income tax expense, including changes from legislation. The income tax rate for the nine months ended September 30, 2014 was positively impacted by a reduction in our state tax expense during 2014.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the nine months ended September 30, 2015 and 2014, we generated $4.6 million and $4.0 million in cash flow from operations, respectively, and we borrowed $1.7 million on our line of credit during 2015. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At September 30, 2015 and December 31, 2014, we had approximately $14.4 million and $14.8 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Cash and cash equivalents	$38,316,291	$39,866,037
Marketable securities	14,438,830	14,841,418
Total cash, cash equivalents and marketable securities	$52,755,121	$54,707,455

Working capital (current assets less current liabilities)	$55,847,901	$57,065,489
Current ratio (multiple of current assets to current liabilities)	5.7	5.2

Revolving line of credit availability	$10,300,000	$12,000,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2015 and September 30, 2014:

	Nine months ended September 30,
	2015	2014

Net cash provided by (used in):
Operating activities	$4,553,496	$3,957,854
Investing activities	(2,006,336)	(4,521,429)
Financing activities	(4,096,906)	(661,801)
Net decrease in cash and cash equivalents	$(1,549,746)	$(1,225,376)
Operating activities provided $4.6 million in cash during the nine months ended September 30, 2015. The net $1.5 million decrease in cash and cash equivalents for the nine months ended September 30, 2015 was attributable to cash used in investing and financing activities, which was partly offset by the $4.6 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $2.4 million, which was partially offset by net proceeds of $0.5 million associated with our investing activities in marketable securities. Our financing activities included $4.7 million in cash used to repurchase shares of our common stock, $1.6 million used to settle the remaining cash consideration for Vaprisol and $1.7 million in cash provided by borrowings under our line of credit. Cash provided by operating activities benefited from the non-cash expenses of depreciation and amortization and share-based compensation expense totaling $2.1 million and included positive changes in our working capital of $2.4 million.
Operating activities provided $4.0 million in cash during the nine months ended September 30, 2014. The net decrease in cash and cash equivalents for the nine months ended September 30, 2014 was mainly attributable to our $2.0 million payment for the acquisition of Vaprisol, which is included in investing activities. We also used cash in investing activities as we increased our net investment in marketable securities by $0.8 million and our intangible assets by $1.6 million. Our financing activities included the $1.0 million investment Gloria Pharmaceuticals Co. Ltd. made in CET and the repurchase of shares of our common stock totaling $2.7 million during the nine months ended September 30, 2014. Cash provided by operating activities was $4.0 million and included net income of $1.7 million.
As of September 30, 2015, we have approximately $43.6 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. At September 30, 2015 we had $1.7 million in borrowings under the Loan Agreement. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.2% at September 30, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. We were in compliance with all covenants at September 30, 2015.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2015 and 2014, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.4 million in marketable securities outstanding at September 30, 2015, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of September 30, 2015, we had $1.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2015 and 2014. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the three months ended September 30, 2015, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 14, 2015, the arbitrator issued a final award in our favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates, from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The award notes that as the prevailing party, we are entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

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
We have numerous U.S. patents and related international patents for Vaprisol. These patents were acquired in our February 2014 acquisition of certain product rights, intellectual property and related assets of Vaprisol from Astellas. The primary patent is U.S. Patent No. 5,723,606 (the “606 Vaprisol Patent”) which includes composition of matter claims that encompass the Vaprisol formulation as well as methods for the intravenous treatment of patients with euvolemic hyponatremia. The 606 Vaprisol Patent is listed in the FDA Orange Book and expires in December 2019.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	69,642		$6.79	69,642	$6,500,014
August	62,303		6.03	62,303	6,124,170
September	76,655	(1)	6.07	76,655	5,659,194
Total	208,600			208,600

(1) Of this amount, 1,702 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

10.21.3 ††	Third Amendment to Office Lease Agreement, dated September 29, 2015, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc.

31.1
Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Cumberland Pharmaceuticals Inc.

Dated: November 6, 2015	By:	/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive and Principal Financial Officer