Form 10-K
period 2015-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2016-03-14
CIK 1087294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Cumberland Pharmaceuticals Inc. is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

The aggregate market value of common stock held by non-affiliates as of June 30, 2015 was $60,943,000. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 4, 2016 was 16,306,980.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2016 annual meeting of shareholders.

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
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever; recently approved for use in pediatric patients

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;

•
Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS"); and

•	Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD).
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
PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever, including pediatric patients	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Hepatoren®	Hepatorenal Syndrome	Phase II
Boxaban®	Aspirin-Exacerbated Respiratory Disease	Phase II
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
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (the "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2015. We are seeking additional claims to protect our intellectual property associated with Acetadote through patent applications which are pending with the USPTO.
In November 2015, an Illinois judge issued a final ruling in favor of Cumberland Pharmaceuticals Inc. in a patent case associated with Acetadote. By ruling in Cumberland's favor, the court upheld the validity of the patent which encompasses our EDTA-Free formulation and has a term until August 2025. The court also granted a permanent injunction preventing challengers from marketing a generic version of our Acetadote product before the expiration of Cumberland’s patent in August 2025.

Caldolor
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the United States for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our submission for FDA approval. The FDA approved Caldolor for marketing in the United States during the middle portion of 2009 following a priority review. The product is indicated for use by adults and pediatric patients six months and older for the management of mild to moderate pain and the management of moderate to severe pain as an adjunct to opioid analgesics, as well as the reduction of fever. It was the first FDA-approved intravenous therapy for fever. At December 31, 2015, Caldolor has been purchased by over 1,300 health care facilities in the United States.
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
We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those completed studies involved another 1,000 patients. The studies included evaluation of the product for the treatment of pediatric pain and pediatric fever in order to address our Phase IV commitment to the FDA for Caldolor. Also included in these studies was an evaluation of a shortened infusion time for the product and pre-surgical administration. The data from these Phase IV studies, including an updated integrated safety database, was submitted to the FDA in early 2015 with a request for updated labeling for the product. In late 2015, we received FDA approval of Caldolor for use in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in pediatric patients. Caldolor’s pediatric approval came after the FDA’s review of safety and efficacy data from clinical trials in hospitalized febrile children and in children undergoing tonsillectomy surgery. We also continue to pursue and evaluate potential improvements to the product’s packaging.
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
While there are competing products, Omeclamox-Pak is one of the few actively marketed products for this condition. In addition, compared to the competing branded products, Omeclamox-Pak combines the lowest pill burden and fewest days of therapy. Our involvement with Omeclamox-Pak began in October 2013, through an agreement with Pernix Therapeutics ("Pernix"). In November 2015, Cumberland entered into an exclusive license and supply agreement with Gastro-Entero Logic, LLC (“GEL”) and assumed full commercial responsibility for Omeclamox-Pak in the United States and terminated our Agreement with Pernix. Cumberland is now responsible for the supply chain, national accounts and all sales promotion of Omeclamox-Pak as part of the GEL agreement. Cumberland will also now seek a new co-promotion partner to support the product with primary care physicians.
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
Expand our product portfolio by acquiring rights to additional products and late-stage product candidates
In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. We will also continue to explore opportunities for label expansion to bring our products to new patient populations. The Caldolor pediatric approval reflects our successful implementation of this strategy.
Expand our global presence through select international partnerships
We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are building a network of select international partners to register our products and make them available to patients in their countries. We will continue to expand our network of international partners and continue to support our partners’ registration and commercialization efforts in their respective territories. The 2015 launch of Caldolor in Australia by Seqirus is an example of our international partnerships.
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
In November 2015 we announced a co-promotion agreement with Piramal Critical Care ("Piramal"). Through this agreement, Piramal co-promotes two of Cumberland’s branded hospital products, Caldolor and Vaprisol throughout the United States. Piramal will help expand Cumberland’s reach for these products by providing coverage to an additional group of hospitals where Piramal’s critical care sales force has existing relationships. Cumberland will maintain its promotional efforts supporting the products, continue its focus on its existing group of medical centers across the United States and continue to provide the marketing, national accounts, distribution, and medical support for the brands. The multi-year collaboration will provide expanded sales promotion for the two brands, increased communication to medical professionals and enhanced availability of the products to support patient care.
Gastroenterology market: We promote Kristalose and Omeclamox-Pak through a dedicated field sales team addressing a targeted group of physicians who are large prescribers of both products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides product opportunities that can be penetrated with a modest sized sales force. By investing in our sales and marketing activities we believe that we can increase market share for both products. Our focus on the gastroenterology market and our existing field sales infrastructure provided us with the rationale to add Omeclamox-Pak. Our field sales force now features both Kristalose and Omeclamox-Pak during most of their physician calls, expanding our presence in the gastroenterology market.
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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
Alveda Pharmaceuticals, Inc.	Caldolor	Canada	Marketed
DB Pharm Korea Co., Ltd.	Caldolor & Vaprisol	South Korea	Marketed
Alliance Pharm PTE Ltd.	Vaprisol	Singapore	Distributing
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India	Registration
GerminMED	Caldolor & Acetadote	Qatar and Arabian Peninsula	Registration
PT. SOHO Industri Pharmasi	Caldolor	Pacific Rim	Registration
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and the majority of South America	Development
Gloria Pharmaceuticals Co. Ltd.	Caldolor & Acetadote	China	Development
Clinigen Healthcare Limited	Vaprisol	Most territories outside the U.S. and Singapore	Pending
Laboratorios Valmorca, C.A.	Caldolor	Venezuela	Registration

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
CLINICAL DEVELOPMENT
Caldolor Approved for Pediatric Use
During November 2015, Caldolor received FDA approval for use in pediatric patients six months and older for management of pain and reduction of fever. The approval was based on data submitted to the U.S. Food and Drug Administration (FDA) as part of a post-marketing commitment following approval of Caldolor in adults in 2009. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in pediatric patients.
Caldolor’s pediatric approval came after the FDA’s review of safety and efficacy data from clinical trials in hospitalized febrile children and in children undergoing tonsillectomy surgery. The pivotal fever study demonstrated a statistically significant greater reduction in temperature for patients receiving Caldolor, as compared to acetaminophen.   Seventy-four percent of Caldolor treated patients became afebrile by the end of the first dosing interval. A total of 143 pediatric patients, ages six months and older, have received Caldolor in controlled clinical trials. The most common adverse reactions (incidence greater than or equal to 2%) in pediatric patients treated with Caldolor were infusion site pain, vomiting, nausea, anemia and headache.

The recommended dosing for pediatric patients ages six months to twelve years of age is 10 mg/kg up to a maximum single dose of 400 mg Caldolor every four to six hours as necessary. For patients ages twelve to seventeen years of age, the recommended dosing is 400 mg of Caldolor every four to six hours as necessary for management of pain and/or reduction of fever. The product is diluted and administered intravenously over a ten minute infusion and the maximum daily dose in pediatric patients is 2,400 mg.
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
Publication of Caldolor Integrated Safety Analysis
In October 2015 there was a publication of an integrated safety analysis adding to the growing body of literature that support the safety of Caldolor. The data in this cumulative safety analysis is derived from ten sponsored clinical studies investigating intravenous ibuprofen for the treatment of pain and/or fever in adult patients. Over 1,750 adult patients have been included in safety and efficacy trials over eleven years. The publication is available as an open access article in the Journal of Pain Research.
The incidence of adverse events, changes in vital signs and clinically significant laboratory parameters were summarized and compared to patients receiving placebo or active comparator drug. Patients receiving Caldolor required less morphine and experienced fewer adverse events relative to those who received placebo with morphine rescue. Results from the integrated analysis continue to demonstrate the safety of Caldolor, supporting its use in hospitalized patients.
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
Hepatoren Top Line Study Results
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
Boxaban Phase II Program
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
Clinigen Strategic Alliance
In September 2015, we announced our strategic alliance with Clinigen Group plc (AIM: CLIN) ("Clinigen"), a global pharmaceutical and services company. Clinigen is a specialty pharmaceutical and services company focused on providing medicines to patients with high unmet needs through clinical trials, licensed and ethically unlicensed supply.
The alliance will combine the respective strengths, expertise and geographical footprints of Cumberland and Clinigen with respect to potential future products. Under the agreement, we will have the opportunity to support Clinigen products through distribution, marketing and promotion within the United States. Clinigen will be responsible for the marketing, promotion, distribution and sale of our pharmaceutical products in select markets outside of the United States, allowing us to use Clinigen’s international reach to enter new markets for our products. During 2016 we entered into an amendment to this strategic alliance agreement that outlines the support Cumberland will provide to one of Clinigen's product in the United States. Cumberland expects to launch the support for the Clinigen product during the second half of 2016.
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

Manufacturing
Our key manufacturing relationships include:
Caldolor

•
We initiated the manufacturing of Caldolor at two facilities during 2015. Both manufacturers have provided supplies of Caldolor for our international markets. During 2015, we began the process of securing two manufacturers for commercial supply of Caldolor for the United States. All four manufacturers are expected to provide commercial supplies of the product in 2016.

Acetadote

•
During the fourth quarter of 2014, we entered into an agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier, received FDA clearance and began receiving commercial units from this facility during 2015.

Kristalose

•
We have an agreement for the purchase of Kristalose API with an international supplier. This written agreement formalized and extended our existing relationship with this raw materials supplier. We also have manufacturing relationships with two Kristalose packagers. Under these agreements, we provide Kristalose API to these manufactures and they package the API (for both commercial sale and samples) into 10 gram and 20 gram finished product units for our purchase and distribution.

Omeclamox-Pak

•
Under the previous agreement, Pernix, was responsible for providing us with the supply of Omeclamox-Pak. Based on our new agreement with GEL, effective in November 2015, Cumberland assumed supply chain responsibilities and now works directly with GEL for the manufacture, packaging and supply of Omeclamox-Pak commercial and sample units.

Vaprisol

•
As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the existing manufacturer who provided supplies of Vaprisol. That manufacturer continues to supply commercial inventory to Cumberland under this agreement.

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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
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

During the third quarter of 2015, we obtained three additional patents for Caldolor. On July 7, 2015, the USPTO issued U.S. Patent number’s 9,072,710 (the “710 Caldolor Patent”) and 9,072,661 (the “661 Caldolor Patent”) which are assigned to us. The claims of the 710 Caldolor Patent and the 661 Caldolor Patent include composition and methods of treating pain, inflammation and fever using intravenous ibuprofen. These Caldolor Patents are scheduled to expire in March 2032.
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
Vaprisol
We own numerous U.S. patents and related international patents for Vaprisol. These patents were acquired in our February 2014 acquisition of certain product rights, intellectual property and related assets of Vaprisol from Astellas. The primary patent is U.S. Patent No. 5,723,606 (the “606 Vaprisol Patent”) which includes composition of matter claims that encompass the Vaprisol formulation as well as methods for the intravenous treatment of patients with euvolemic hyponatremia. The 606 Vaprisol Patent is listed in the FDA Orange Book and expires in December 2019.
Remaining Products
We have no issued patents for our Kristalose or Omeclamox-Pak products. We have patent applications relating to our Hepatoren and Boxaban products pending with the USPTO.
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
In November 2012, InnoPharma Inc. was granted approval by the FDA to distribute their generic form of the old formulation of Acetadote containing EDTA. In late 2012, we entered into the Settlement Agreement with Paddock and Perrigo that included the right to distribute our Authorized Generic Acetadote injection product. Our branded Acetadote now competes with both the EDTA free Authorized Generic Acetadote distributed by Paddock and Perrigo along with generic Acetadote products that contain EDTA.
Caldolor
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:

•	Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies;

•	Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market;

•	Ketorolac (brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;

•	Ofirmev®, an injectable acetaminophen product is marketed by Mallinckrodt plc;

•	Exparel®, a bupivacaine delivery platform marketed by Pacira Pharmaceuticals, Inc; and

•	Dyloject, an injectable diclofenac product approved by the FDA during 2015.
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
Kristalose
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are:

•	Amitiza® , an oral product indicated for the treatment of chronic idiopathic constipation in adults, and is marketed by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited.

•	MovantikTM, an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain.

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
Federal False Claims Act
The Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. A number of pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.
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
EMPLOYEES
As of December 31, 2015, we had 78 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.
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
Caldolor: Caldolor has historically been manufactured at Hospira Australia Pty. Ltd.’s facility in Australia and Bayer’s facility in Kansas. We entered into agreements with three manufacturers for the commercial supply of Caldolor. We have successfully transferred the Caldolor manufacturing process to two of these manufacturers and these two suppliers have manufactured inventory under these agreements. During 2015, we began the process of obtaining a third supplier for the manufacture of commercial supply of Caldolor and expect to obtain commercial supply from this manufacturer during 2016. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Acetadote: Acetadote was previously manufactured and packaged by two entities: at Bayer’s facility in Kansas through January 2014 and in Ireland by Mylan through April 2014. During the fourth quarter of 2014, we entered into an agreement with a U.S. based manufacturer to supply our Acetadote product. We have transferred the Acetadote manufacturing process to this supplier and received and sold commercial units from them during 2015. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility in Italy and we have manufacturing agreements with two Kristalose packagers. If these facilities are damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our product. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
Omeclamox-Pak: Under the agreement we signed with Pernix, they were responsible for providing Omeclamox-Pak inventory. Effective with the November 2015 agreement with GEL, Cumberland assumes supply chain responsibilities and will now work directly with GEL to ensure availability of Omeclamox-Pak. If we are unable to obtain marketable inventory in the future we could suffer an inability to meet demand for our product.
Vaprisol: As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the manufacturer Astellas used to prepare, package, inspect and label Vaprisol. The manufacturer continues to supply commercial inventory to Cumberland under this agreement. If the manufacturer of Vaprisol is unable to produce additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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
We added two marketed products to our portfolio of brands: Omeclamox-Pak in the fourth quarter of 2013 and Vaprisol during the first quarter of 2014. We successfully launched our promotional efforts to support both brands during 2014. If we are unable to continue to build on our initial success with these brands or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.
Our Hepatoren and Boxaban product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren and Boxaban product candidates. Hepatoren (intravenous ifetroban) and Boxaban (oral ifetroban) are candidates used to treat hepatorenal syndrome ("HRS") and aspirin exacerbated respiratory disease ("AERD"), respectively. However, ifetroban has not been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development.
The FDA has cleared our IND's for these product candidates as we evaluate them as treatments for these conditions. Delays in the enrollment and completion of the clinical studies could significantly delay commercial launch and affect our product development costs. Moreover, results from the clinical studies may not be favorable.
Even if they are eventually developed and approved by the FDA, they may never gain significant acceptance in the marketplace and therefore never generate substantial revenue or profits for us. Physicians may determine that existing drugs are adequate to address patients' needs. The extent to which these product candidates will be reimbursed by the U.S. government or third-party payors is also currently unknown.
As a result of the foregoing and other factors, we do not know the extent to which Hepatoren and Boxaban will contribute to our future growth.
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
We are a relatively small company, and we depend to a great extent on principal members of our management, scientific staff, and sales representatives and managers. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, or other members of senior management it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely impact our day-to-day operations. We have a life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical, sales and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results.
The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2015, we had 78 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Our business and operations would suffer in the event of system failures, security breaches, adverse events or other disruptions within our information technology infrastructure at our corporate headquarters.
Despite the implementation of security measures, our internal computer systems, including those at our corporate headquarters, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers. We also maintain personally identifiable information of our employees in our data centers and on our networks. The secure processing and maintenance of this information is critical to our operations. In the event that our corporate headquarters and/or our computer systems are disabled or materially damaged, it would have a substantial and material negative effect on our operations. Furthermore, any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our products or product candidates may be delayed.

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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

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

We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021, four others expiring in September 2029 and one other expiring in September 2030.

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
We are a company actively seeking to deliver significant growth. As we execute our business strategy of adding new products, like Vaprisol and Omeclamox-Pak, increasing market share in Caldolor and Kristalose and striving to maintain market share in our Acetadote product, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:

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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2015, intangible assets relating to products represented approximately 23% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
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
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2016, the closing price of our common stock since our initial public offering has ranged from a low of $4.03 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.
Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2015, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us by third-party contract groups.
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
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of this Form 10-K, which is incorporated by reference herein.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 4, 2016, we had 79 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 4, 2016 was $4.81 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2015 and 2014:

	High	Low

Fiscal year ended December 31, 2015:
First quarter	$7.09	$5.62
Second quarter	7.78	6.06
Third quarter	7.52	5.50
Fourth quarter	6.50	5.03

Fiscal year ended December 31, 2014:
First quarter	5.19	4.33
Second quarter	4.59	4.20
Third quarter	5.20	4.42
Fourth quarter	6.20	4.50
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
Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2010 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2010, and that all dividends were reinvested.

Purchases of Equity Securities
On May 13, 2010, we announced a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, our Board of Directors replaced the prior authorizations with $10 million authorizations for repurchases of our outstanding common stock. We repurchased 829,003 shares, 881,810 shares, and 1,008,105 shares of common stock for approximately $5.3 million, $4.3 million, and $4.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	43,552		$5.79	43,552	$5,406,839
November	38,978	(1)	5.83	38,978	5,179,445
December	34,339		5.51	34,339	4,990,101
Total	116,869

(1)	Of this amount, 4,783 shares were repurchased directly in a private purchase at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Net revenues	$33,519	$36,902	$32,027	$48,851	$51,143
Costs and expenses	32,407	33,343	35,829	40,033	41,293
Operating income (loss)	1,112	3,559	(3,801)	8,818	9,849
Net income (loss) attributable to common shareholders	731	2,424	(2,105)	5,842	5,658
Earnings (loss) per share – basic	$0.04	$0.14	$(0.11)	$0.30	$0.28
Earnings (loss) per share – diluted	$0.04	$0.14	$(0.11)	$0.30	$0.28

	As of December 31,
Balance sheet data:	2015	2014	2013	2012	2011
	(in thousands)

Cash and cash equivalents	$38,203	$39,866	$40,869	$54,349	$70,599
Marketable securities	14,564	14,841	14,020	16,686	—
Working capital	54,700	57,065	61,134	79,177	80,708
Total assets	91,919	95,405	87,614	98,594	95,518
Total long-term debt and other long-term obligations (including current portion)	2,687	1,032	869	5,042	5,485
Retained earnings	19,550	18,818	16,395	18,499	12,657
Total equity	76,820	80,753	79,292	85,566	82,835

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
EXECUTIVE SUMMARY
We are a growing specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These markets are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs
Our product portfolio includes Acetadote® (acetylcysteine) Injection for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection for the treatment for pain and fever, Kristalose® (lactulose) for Oral Solution, a prescription laxative, Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease, Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, Hepatoren (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS") and Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD).
We market and sell our approved products through our hospital and field sales forces in the United States, which together comprised approximately 50 sales representatives and managers as of December 31, 2015.
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
The following is a summary of our 2015 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•
In September 2015, we announced our strategic alliance with Clinigen Group plc (AIM: CLIN) ("Clinigen"), a global pharmaceutical and services company. Under the agreement, we will have the opportunity to support Clinigen products through distribution, marketing and promotion within the United States. During 2016 we entered into an amendment to this strategic alliance agreement that outlines the support Cumberland will provide to one of Clinigen's product in the United States. Cumberland expects to launch the support for the Clinigen product during the second half of 2016.

•
We obtained a favorable court ruling upholding the validity and enforceability of our key Acetadote patent in September 2015. By ruling in our favor, the court upheld the validity of the patent which encompasses our EDTA-Free formulation and has a term until August 2025. The court also granted a permanent injunction preventing challengers from marketing a generic version of Acetadote before the expiration of our patent in August 2025.

•
We continued our international expansion during 2015, and Caldolor became our fastest growing brand with increased revenue contributions from international sales following the product’s launch in Australia.

•	After its new positioning a year earlier, Kristalose continued as our largest selling brand and we were able to improve the product’s gross sales deductions from managed care contracts.

•	We maintained a significant market share for Acetadote through the combined sales of our branded and Authorized Generic products.

•
We completed initial Phase II studies for our Hepatoren and Boxaban product candidates. The Company is developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"). AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin.

•
In October 2015, we executed a Strategic Alliance Agreement with Piramal Enterprises Limited ("Piramal") for the manufacture and supply of Active Pharmaceutical Ingredients ("API"). Under the this agreement, we will collaborate with Pirarmal on the manufacture and supply of API for New Chemical Entities ("NCE") in development at CET. Piramal will provide both development and commercial supplies of API for select product candidates. Piramal is a diversified conglomerate with operations in over thirty countries and five API manufacturing plants.

•
During October 2015, we announced the publication of an integrated safety analysis adding to the growing body of literature that support the safety of Caldolor. The data in this cumulative safety analysis is derived from ten sponsored clinical studies investigating intravenous ibuprofen for the treatment of pain and/or fever in adult patients. Over 1,750 adult patients have been included in safety and efficacy trials over eleven years. The publication is available as open access articles in the Journal of Pain Research.

•
We also entered into a co-promotion agreement in November 2015 with Piramal Critical Care to expand the support for our Caldolor and Vaprisol products. Piramal will provide coverage for an additional group of hospitals where Piramal's critical care sales force has existing relationships. The collaboration will provide expanded sales promotion and increased communication to medical professionals, to support patient care throughout the U.S.

•
In November 2015, we announced the approval of Caldolor for pediatric patients six months of age and older. The approval was based on data submitted to the U.S. Food and Drug Administration (FDA) as part of a post-marketing commitment following approval of Caldolor in adults in 2009. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in pediatric patients.

•
In November 2015, we entered into a new agreement with Gastoenterlogics Inc. to assume remaining commercial rights to Omeclamox-Pak for the U.S. We had previously signed an agreement with Pernix to jointly commercialize the product in the U.S. However, Pernix was not able to provide the expected primary care support given the arrival of their newly acquired products. Simultaneous with our new GEL Agreement, Cumberland and Pernix terminated their arrangements. We will continue promotion to the gastroenterology community through its field sales force and seek a new co-promotion partner with national primary care capabilities in the U.S.

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
Our revenue is derived primarily from the product sales of Acetadote, Vaprisol, Caldolor, Omeclamox-Pak and Kristalose. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other revenue, which is a component of net revenues, includes upfront payments under licensing agreements along with grant and rental income. Other income was 1.5% percent of net revenues in 2015, 0.6% in 2014, and 2.9% in 2013.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.4 million and $0.4 million at December 31, 2015 and 2014, respectively for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2015	2014	2013

Balance, January 1	$5,234,800	$2,437,140	$3,371,863
Current provision	10,981,168	14,972,112	4,181,403
Actual product returns and credits issued	(9,439,945)	(12,174,452)	(5,116,126)
Balance, December 31	$6,776,023	$5,234,800	$2,437,140
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $6.8 million, $5.2 million and $2.4 million as of December 31, 2015, 2014 and 2013, respectively. Of these amounts, our estimated liability for fee for services represented $1.1 million, $0.9 million and $0.5 million, respectively, while our accrual for product returns totaled $2.2 million, $2.1 million and $1.6 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.3 million in the year ended December 31, 2015, $0.3 million in the year ended December 31, 2014 and $0.1 million in the year ended December 31, 2013. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2015 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
The tax benefit associated with the exercise of nonqualified stock options is recognized when the benefit is used to offset income taxes payable. As of December 31, 2015, we have unrecognized federal net operating loss carryforwards associated with the exercise of nonqualified options of $43.0 million. In addition to these unrecognized federal net operating loss carryforwards, as of December 31, 2015, we have recognized federal Orphan Drug and Research and Development tax credits of $1.1 million that expire between 2021 and 2033.

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

RESULTS OF OPERATIONS
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table presents the statements of operations for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014	Change
Net revenues	$33,519,051	$36,901,871	$(3,382,820)
Costs and expenses:
Cost of products sold	4,968,170	5,053,165	(84,995)
Selling and marketing	13,994,768	14,902,202	(907,434)
Research and development	3,847,651	3,389,419	458,232
General and administrative	7,607,588	8,401,560	(793,972)
Amortization	1,989,264	1,596,689	392,575
Total costs and expenses	32,407,441	33,343,035	(935,594)
Operating income	1,111,610	3,558,836	(2,447,226)
Interest income	209,183	251,447	(42,264)
Interest expense	(73,856)	(67,074)	(6,782)
Income before income taxes	1,246,937	3,743,209	(2,496,272)
Income tax expense	(575,829)	(1,380,744)	804,915
Net income	$671,108	$2,362,465	$(1,691,357)
Net revenues. Net revenues for the year ended December 31, 2015 were approximately $33.5 million compared to $36.9 million for the year ended December 31, 2014, representing a decrease of $3.4 million or 9.2%. The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2015	2014	Change
Products:
Acetadote	$8,489,167	$11,906,232	$(3,417,065)
Omeclamox-Pak	3,037,078	4,111,916	(1,074,838)
Kristalose	15,733,327	14,932,271	801,056
Vaprisol	2,641,484	3,011,997	(370,513)
Caldolor	3,112,128	2,721,346	390,782
Other	505,867	218,109	287,758
Total net product revenues	$33,519,051	$36,901,871	$(3,382,820)
Revenue increases in two of our five branded prescription products were offset by decreases in Omeclamox-Pak revenue of $1.1 million, Acetadote product revenue of $3.4 million and Vaprisol product revenue of $0.4 million. Our products with revenue gains were led by increases in Kristalose revenue of $0.8 million and Caldolor revenue of $0.4 million .
Kristalose revenue increased by $0.8 million or 5.4% over the prior year period primarily due to new positioning for the product. We increased the price of Kristalose during the first quarter of 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we increased our patient focused initiatives to enhance patient affordability and increase demand. During the year ended December 31, 2015, we also experienced improvements in product net revenue per unit as we incurred a lower level of net revenue deductions from managed care contracts.

The Caldolor product revenue experienced a $0.4 million improvement, which represents an increase of 14.4% during 2015 compared to 2014. Caldolor sales volumes and net revenue were positively impacted by the efforts of our sales force, marketing initiatives and a temporary shortage of a competing product. Caldolor sales were also positively impacted by the return of international sales in South Korea as well the product's launch in Australia. While we expect 2016 Caldolor annual product revenue to continue to grow compared to 2015, we continue to anticipate quarterly fluctuations due to wholesaler buying patterns and other factors.
Acetadote net revenue for the year ended December 31, 2015 included $4.5 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $5.8 million last year. This decrease in sales of our Authorized Generic product accounted for approximately 37.2% of the decline in total Acetadote revenue. The Authorized Generic sales were impacted by a temporary packaging delay and resulting shortage of marketable product that impacted revenue during a portion of the year. Our branded Acetadote product net revenue decreased $2.1 million due to a reduction in sales volume as a result of generic competition, along with an increase in revenue deductions related to an increase in expired product during the first quarter of 2015. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Omeclamox-Pak revenue declined 26.1% during 2015 compared to the prior year. The decrease was the result of lower sales volume partially offset by improved pricing. The sales volume decrease was impacted by the lack of sales calls supporting the product by our co-promotion partner for this period.
Vaprisol revenue decreased 12.3% during 2015 compared to the prior year primarily due to lower sales volume during a portion of the twelve months ended December 31, 2015, which was partially offset by improved pricing. A portion of the sales volume decrease was attributable to the period in which we transitioned our marketable inventory from the Astellas labeled product to our Cumberland labeled product.
Cost of products sold. Cost of products sold for the year ended December 31, 2015 decreased 1.7% as compared to the same period in the prior year. As a percentage of net revenues, cost of products sold increased to 14.8% compared to 13.7% during the prior year. This results partially from a change in the product sales mix as well as $0.3 million in inventory write-downs during 2015 for potentially obsolete inventory.
Selling and marketing. Selling and marketing expense for 2015 totaled approximately $14.0 million, which was a decrease of $0.9 million compared to the prior year's expense of $14.9 million. The decrease was the result of a $0.3 million reduction in Omeclamox product royalties as well as decreases in sales force salaries and related costs. These decreases were partially offset by an increase in non-personal promotional spending. We continue to actively manage our selling and marketing efforts and expenses under our strategy to efficiently support our five commercial brands.
Research and development. Research and development costs for the year ended December 31, 2015 were $3.8 million, compared to $3.4 million last year, representing an increase of $0.5 million, or 13.5%. This change was the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission was successful and the FDA approved Caldolor for a pediatric indication. This increase was offset by a $0.3 million reduction in costs as we were able to reduce our acquired contingent study liabilities related to the Vaprisol acquisition. We continued to fund clinical studies for both our Boxaban and Hepatoren product candidates during 2015. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense was $7.6 million for 2015, compared to $8.4 million during 2014. The $0.8 million decrease was primarily driven by a $0.3 million decrease in contingent consideration as the result of a reduction in the cost of the Vaprisol acquisition. General and administrative expense was also benefited by a reduction in our travel and legal fees along with a $0.3 million decrease in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2015 totaled approximately $2.0 million, which was an increase of $0.4 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the year ended December 31, 2015 was $0.6 million, compared to income tax expense of $1.4 million in 2014. The change was the result of the reduction in pretax income for 2015 as compared to last year. As a percentage of income before income taxes, income tax expense was 46.2% in 2015 compared to 36.9% in 2014. The income tax rate for the year ended December 31, 2015 was primarily a result of other permanently non-deductible differences, including adjustments to our valuation allowance and increases in our state income tax rate, including changes from legislation. Our recurring expenses that are non-deductible for tax purposes grew during 2015, but the primary impact was the result of these costs being a higher percentage of income before income taxes. The income tax rate for the year ended December 31, 2014 was positively impacted by a reduction in our state tax expense.
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
Research and development. Research and development costs in 2014 were $3.4 million, compared to $5.6 million during 2013, representing a decrease of approximately $2.2 million, or 39.6%. This change was a result of decreased product development and clinical study costs during 2014 following the conclusion of clinical studies related to Caldolor during 2013.
General and administrative. General and administrative expense for 2014 totaled approximately $8.4 million, compared to $9.5 million in 2013. The $1.1 million decrease was attributable to decreases in salary, wages and benefits, travel costs, legal expenses and consulting fees, as we continued to realign the organization to support the mix of brands.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization expense for 2014 was $1.6 million compared to $0.9 million in 2013, representing an increase of $0.7 million. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax (expense) benefit. Income tax expense for the year ended December 31, 2014 totaled approximately $1.4 million, representing a $2.9 million increase in expense over the prior year income tax benefit of $1.5 million. The primary reason for the increase was the result of pretax income in 2014 compared to a pretax loss in 2013. As a percentage of income before income taxes, income tax expense was 36.9% for 2014 compared to a benefit percentage of 41.4% for 2013. The tax expense for 2014 was positively impacted by the extension of the U.S. research and development tax credit for 2014, along with the reduction in our state tax expense during 2014. The tax benefit for 2013 was positively impacted by the reinstatement of the U.S. research and development tax credit during 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the years ended December 31, 2015, 2014 and 2013, we generated $5.9 million, $6.7 million and $0.7 million in cash flow from operations, respectively, and we borrowed $1.7 million on our line of credit during 2015. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.

We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2015 and 2014, we had approximately $14.6 million and $14.8 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2015	2014

Cash and cash equivalents	$38,203,059	$39,866,037
Marketable securities	14,564,115	14,841,418
Total cash, cash equivalents and marketable securities	$52,767,174	$54,707,455

Working capital (current assets less current liabilities)	$54,700,327	$57,065,489
Current ratio (multiple of current assets to current liabilities)	5.4	5.2

Revolving line of credit availability	$10,300,000	$12,000,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2015	2014	2013

Cash provided by (used in):
Operating activities	$5,876,865	$6,693,431	$746,126
Investing activities	(2,344,972)	(6,034,440)	(5,071,939)
Financing activities	(5,194,871)	(1,662,411)	(9,154,111)
Net (decrease) increase in cash and cash equivalents	$(1,662,978)	$(1,003,420)	$(13,479,924)
Operating activities provided $5.9 million in cash during the year ended December 31, 2015. The net $1.7 million decrease in cash and cash equivalents for 2015 was attributable to cash used in investing and financing activities, which was partly offset by the $5.9 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $2.6 million, which was partially offset by net proceeds of $0.4 million associated with our investing activities in marketable securities. Our financing activities included $5.3 million in cash used to repurchase shares of our common stock, $1.7 million used to settle the remaining cash consideration for Vaprisol and $1.7 million in cash provided by borrowings under our line of credit. Cash provided by operating activities benefited from the non-cash expenses of depreciation, amortization and share-based compensation costs totaling $2.8 million and included positive changes in our working capital of $2.0 million. During 2015, we recognized approximately $0.1 million of excess tax benefits. The excess tax benefit represented the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.
As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K.
Operating activities provided $6.7 million in cash during the year ended 2014, with the net decrease in cash and cash equivalents for 2014 mainly attributable to cash used in our investing activities. Cash used in investing activities included a $2.0 million up-front payment for the acquisition of Vaprisol, a $3.1 million increase in intangible assets, and a net investment in marketable securities of $0.8 million. Our financing activities included the repurchase of shares of our common stock totaling $4.3 million partially offset by the $1.0 million investment Gloria made in CET. During 2014, we recognized approximately $1.7 million of excess tax benefits. The excess tax benefit represented the income taxes that would have been paid if not for the tax deductions created upon the exercise of nonqualified stock options.

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
Debt Agreement
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with our previous primary lender which was to expire on December 31, 2014. There are $1.7 million in borrowings under the Loan Agreement at December 31, 2015. The Loan Agreement provides for an aggregate principal amount of up to $20 million and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12 million, an increase from the $10 million under the previous agreement. We have the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.2% at December 31, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets. Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio (as such terms are defined in the Loan Agreement) that are determined on a quarterly basis. We were in compliance with all covenants at December 31, 2015.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2015:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2016	2017	2018	2019	2020

Amounts reflected in the balance sheet:
Line of credit(3)	$38,625	$25,750	$12,875	$—	$—	$—
Estimated interest on debt (3)	30,600	20,400	10,200	—	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	6,324,377	1,075,243	1,039,618	901,568	838,896	2,469,052
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$6,393,602	$1,121,393	$1,062,693	$901,568	$838,896	$2,469,052

(1)
The table of contractual obligations excludes amounts due under the Kristalose purchase agreement and the Omeclamox-Pak royalty agreement as these amounts cannot be determined until sales of these products have occurred. As consideration for the purchase of certain Kristalose assets in November 2011, we agreed to pay the seller a percentage of net sales for a seven-year period beginning November 15, 2011. Payments are due quarterly, in arrears. Omeclamox-Pak includes a royalty expense as part of the period costs of the agreement.

(2)	The sum of the individual amounts may not agree due to rounding.

(3)
The line of credit payments represent the estimated unused line of credit payments and the estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $12 million line of credit assuming the current $1.7 million balance outstanding on December 31, 2015 is consistently outstanding through June 2017. Interest and unused line of credit payments are due and payable quarterly in arrears.

(4)	Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2015, 2014 and 2013, we did not engage in any off-balance sheet arrangements.
RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU"), "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one year deferral of the adoption date, which extended the effective date for us to January 1, 2018. Adoption prior to January 1, 2017, the original effective date, is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We are assessing the potential impact of the new standard on financial reporting and have not yet selected a transition method by which we will adopt the standard.
In April 2015, the FASB issued amended guidance in a FASB ASU, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. In August 2015, The FASB issued additional related guidance in the form of another ASU "Interest-Imputation of Interest" that specifically addressed "Line -of-Credit Arrangements". The new guidance allows the presentation of deferred debt issuance costs as an asset and subsequently amortizing these costs over the term of the line-of-credit arrangement. This guidance applies whether or not there are any borrowings on the line-of-credit. We do not anticipate adoption of either ASU to have a material effect on our consolidated financial statements and disclosures.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU on, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements and disclosures.
In November 2015, the FASB amended guidance in the form of a FASB ASU on, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance may be applied prospectively or retrospectively and early adoption is permitted. We do not anticipate adoption of this balance sheet classification ASU to have a material effect on our consolidated financial statements and disclosures.
In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases". The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact of our pending adoption of the new standard on our consolidated financial statements and disclosures.

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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.6 million in marketable securities outstanding at December 31, 2015, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.2% at December 31, 2015). As of December 31, 2015, we had $1.7 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2015, 2014 and 2013. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.

Dr. Amy D. Rock, who had been serving as Cumberland’s Vice President, Regulatory & Scientific Affairs, transitioned out of that role effective March 8, 2016 as she pursues interests outside of the Company. She will continue as an adviser to the Company.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2016 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 11, 2016.
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

10.11#	Employment Agreement dated March 9, 2016, effective as of January 1, 2016, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 9, 2016, effective as of January 1, 2016, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 9, 2016, effective as of January 1, 2016, by and between Leo Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 10, 2016, effective as of March 10, 2016, by and between Michael Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 9, 2016, effective as of January 1, 2016, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

Exhibit Number	Description

10.17#
1999 Stock Option Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.18#
Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix A of the Registrant’s Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.19#
Amended and Restated 2007 Directors’ Incentive Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix B of the Registrant's Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.20
Form of Indemnification Agreement between Cumberland Pharmaceuticals Inc. and all members of its Board of Directors, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.21†
Lease Agreement, dated September 10, 2005, by and between Nashville Hines Development, LLC and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.21.1†
First Amendment to Office Lease Agreement, dated April 25, 2008, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.21.2†
Second Amendment to Office Lease Agreement, dated March 2, 2010, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 17, 2010

10.21.3††
Third Amendment to Office Lease Agreement, dated September 29, 2015, by and between 2525 West End, LLC (successor in interest to Nashville Hines Development LLC) and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 6, 2015

10.23†
Amended and Restated Lease Agreement, dated November 11, 2004, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24
First Amendment to Amended and Restated Lease Agreement, dated August 23, 2005, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24.1
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

Exhibit Number	Description

10.25††	License and Supply Agreement, dated November 16, 2015, by and between Cumberland Pharmaceuticals Inc. and Gastro-Entero Logic, LLC

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 14, 2016
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael Bonner	Senior Director and CFO	March 14, 2016
Michael Bonner	(Principal Financial and Accounting Officer

/s/ Thomas R. Lawrence	Director	March 14, 2016
Thomas R. Lawrence

/s/ Martin E. Cearnal	Director	March 14, 2016
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 14, 2016
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 14, 2016
Jonathan I. Griggs

/s/ James R. Jones	Director	March 14, 2016
James R. Jones

/s/ Joey A. Jacobs	Director	March 14, 2016
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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 14, 2016

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Nashville, Tennessee
March 14, 2016

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014

	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$38,203,059	$39,866,037
Marketable securities	14,564,115	14,841,418
Accounts receivable, net of allowances	6,077,120	5,504,728
Inventories	4,270,143	5,600,319
Prepaid and other current assets	1,468,913	1,351,324
Deferred tax assets	2,528,724	3,651,145
Total current assets	67,112,074	70,814,971
Property and equipment, net	536,450	651,030
Intangible assets, net	21,168,596	21,568,541
Deferred tax assets	1,210,786	578,592
Other assets	1,891,053	1,791,980
Total assets	$91,918,959	$95,405,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,877,479	$3,242,713
Other current liabilities	9,534,268	10,506,769
Total current liabilities	12,411,747	13,749,482
Revolving line of credit	1,700,000	—
Other long-term liabilities	987,429	902,841
Total liabilities	15,099,176	14,652,323
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 16,379,501 and 17,118,993 shares issued and outstanding as of December 31, 2015 and 2014, respectively	57,338,294	61,942,410
Retained earnings	19,549,614	18,818,263
Total shareholders’ equity	76,887,908	80,760,673
Noncontrolling interests	(68,125)	(7,882)
Total equity	76,819,783	80,752,791
Total liabilities and equity	$91,918,959	$95,405,114
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Revenues:
Net product revenue	$33,013,184	$36,683,762	$31,100,698
Other revenue	505,867	218,109	926,764
Net revenues	33,519,051	36,901,871	32,027,462
Costs and expenses:
Cost of products sold	4,968,170	5,053,165	5,439,422
Selling and marketing	13,994,768	14,902,202	14,387,745
Research and development	3,847,651	3,389,419	5,615,501
General and administrative	7,607,588	8,401,560	9,489,976
Amortization	1,989,264	1,596,689	896,156
Total costs and expenses	32,407,441	33,343,035	35,828,800
Operating income (loss)	1,111,610	3,558,836	(3,801,338)
Interest income	209,183	251,447	230,291
Interest expense	(73,856)	(67,074)	(103,422)
Income (loss) before income taxes	1,246,937	3,743,209	(3,674,469)
Income tax (expense) benefit	(575,829)	(1,380,744)	1,523,051
Net income (loss)	671,108	2,362,465	(2,151,418)
Net loss at subsidiary attributable to noncontrolling interests	60,243	61,258	46,804
Net income (loss) attributable to common shareholders	$731,351	$2,423,723	$(2,104,614)

Earnings (loss) per share attributable to common shareholders:
Basic	$0.04	$0.14	$(0.11)
Diluted	$0.04	$0.14	$(0.11)
Weighted-average common shares outstanding:
Basic	16,715,970	17,617,765	18,332,997
Diluted	17,094,754	17,899,632	18,332,997

Comprehensive income (loss) attributable to common shareholders	$731,351	$2,423,723	$(2,104,614)
Net loss at subsidiary attributable to noncontrolling interests	60,243	61,258	46,804
Total comprehensive income (loss)	$671,108	$2,362,465	$(2,151,418)
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$671,108	$2,362,465	$(2,151,418)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	2,246,809	1,989,564	1,301,835
Deferred tax expense (benefit)	490,227	(309,330)	(1,579,918)
Share-based compensation	622,503	761,663	674,955
Excess tax benefit derived from exercise of stock options	(90,982)	(1,653,028)	(48,024)
Noncash interest expense	46,422	38,634	24,075
Noncash investment (gains) losses	(77,155)	(52,040)	178,822
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(572,392)	(974,304)	1,486,777
Inventories	1,330,176	1,532,563	495,473
Prepaid, other current assets and other assets	(263,084)	(1,011,365)	117,021
Accounts payable and other current liabilities	1,475,964	3,846,482	58,855
Other long-term liabilities	(2,731)	162,127	187,673
Net cash provided by operating activities	5,876,865	6,693,431	746,126
Cash flows from investing activities:
Additions to property and equipment	(142,965)	(163,258)	(97,412)
Cash paid for acquisitions	—	(2,000,000)	—
Additions to intangible assets	(2,556,465)	(3,101,565)	(7,462,080)
Proceeds from sale of marketable securities	7,883,171	3,437,645	6,859,061
Purchases of marketable securities	(7,528,713)	(4,207,262)	(4,371,508)
Net cash used in investing activities	(2,344,972)	(6,034,440)	(5,071,939)
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	1,700,000	—	(4,359,951)
Repurchase of common shares	(5,338,967)	(4,315,444)	(4,800,908)
Cash settlement of contingent consideration	(1,668,252)	—	—
Exercise of stock options	21,366	—	(41,276)
Sale of subsidiary shares to noncontrolling interest	—	1,000,005	—
Excess tax benefit derived from exercise of stock options	90,982	1,653,028	48,024
Net cash used in financing activities	(5,194,871)	(1,662,411)	(9,154,111)
Net decrease in cash and cash equivalents	(1,662,978)	(1,003,420)	(13,479,924)
Cash and cash equivalents, beginning of year	39,866,037	40,869,457	54,349,381
Cash and cash equivalents, end of year	$38,203,059	$39,866,037	$40,869,457

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$27,434	$28,440	$79,347
Income taxes	52,238	17,077	(129,509)
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	967,146	(1,574,847)	543,905
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2015, 2014 and 2013

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2012	18,937,107	67,197,167	18,499,154	(129,834)	85,566,487
Net loss			(2,104,614)	(46,804)	(2,151,418)
Share-based compensation	19,743	670,934			670,934
Exercise of options and related tax benefit	36,758	6,748			6,748
Repurchase of common shares	(1,008,105)	(4,800,908)			(4,800,908)
Balance, December 31, 2013	17,985,503	63,073,941	16,394,540	(176,638)	79,291,843
Net income			2,423,723	(61,258)	2,362,465
Share-based compensation	15,300	760,894			760,894
Exercise of options and related tax benefit	—	1,653,028			1,653,028
Sale of subsidiary shares to noncontrolling interest	—	769,991	—	230,014	1,000,005
Repurchase of common shares	(881,810)	(4,315,444)			(4,315,444)
Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791
Net income			731,351	(60,243)	671,108
Share-based compensation	86,102	622,503			622,503
Exercise of options and related tax benefit	3,409	112,348			112,348
Repurchase of common shares	(829,003)	(5,338,967)			(5,338,967)
Balance, December 31, 2015	16,379,501	$57,338,294	$19,549,614	$(68,125)	$76,819,783
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
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
In order to expand its portfolio of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which assists universities and other research organizations to help bring biomedical projects from the laboratory to the marketplace. The Company’s ownership in CET is 80%. In 2014, the Company organized equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”) for their participation in CET. As a result, Gloria received shares in CET and joined the CET ownership group. As noted above, the ownership interests of CET includes Gloria and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET are allocated to noncontrolling interests in the consolidated statements of operations were approximately $60,243, $61,258 and $46,804 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $0.9 million, $0.6 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2015 and 2014, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2015 and 2014, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2015, 2014 and 2013.

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
Product Revenues
The Company’s net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, product returns, and certain administrative and service fees.
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
Distribution Costs
Distribution costs are expensed as incurred and totaled $0.8 million in 2015, $1.0 million in 2014 and $0.9 million in 2013. They are included as a component of selling and marketing expenses in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. These costs were $2.6 million, $2.5 million and $2.1 million in 2015, 2014 and 2013, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of operations.
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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU"), "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018. Adoption prior to January 1, 2017, the original effective date, is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which it will adopt the standard.
In April 2015, the FASB issued amended guidance in a FASB ASU, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. In August 2015, The FASB issued additional related

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

guidance in the form of another ASU "Interest-Imputation of Interest" that specifically addressed "Line -of-Credit Arrangements". The new guidance allows the presentation of deferred debt issuance costs as an asset and subsequently amortizing these costs over the term of the line-of-credit arrangement. This guidance applies whether or not there are any borrowings on the line-of-credit. The Company does not anticipate adoption of either ASU to have a material effect on its consolidated financial statements and disclosures.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU on, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. The Company is evaluating the potential impact of this adoption on our consolidated financial statements and disclosures.
In November 2015, the FASB amended guidance in the form of a FASB ASU on, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance may be applied prospectively or retrospectively and early adoption is permitted. The Company does not anticipate adoption of this balance sheet classification ASU to have a material effect on its consolidated financial statements and disclosures.
In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases". The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of its pending adoption of the new standard on Cumberland’s consolidated financial statements and disclosures.

(3)    Vaprisol and Omeclamox-Pak
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
The Company provided an upfront payment of $2.0 million to Astellas at closing. The business combination provided for an additional milestone payment of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. The Company paid Astellas $1.7 million to fulfill the contingent consideration during April 2015. On a year-to-date basis the Company recognized a $0.3 million reduction in expense related to the contingent consideration as the cost of the Vaprisol acquisition was less than anticipated. Cumberland paid

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

approximately $0.1 million under the acquired contingent liabilities and recognized a $0.3 million reduction in expense during 2015 upon the resolution of the underlying contingency. Cumberland's acquisition of Vaprisol is accounted for as a business combination and the products sales are included in the results of operations subsequent to the acquisition date.
The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed as of the acquisition date for Vaprisol:

Intellectual property intangible assets	$2,990,000
Inventories	1,410,000
Acquired contingent liabilities	(400,000)
Contingent consideration obligation	(2,000,000)
Total net assets acquired	$2,000,000
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. Vaprisol contributed $2.6 million and $3.0 million in net revenues during 2015 and 2014, respectively. The pro-forma effects of the acquisition on the consolidated financial statements were not deemed material for disclosure purposes.
Omeclamox-Pak
During November 2015, Cumberland entered into a new agreement with Gastoenterlogics Inc. ("GEL") to assume the remaining commercial rights to Omeclamox-Pak for the United States. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. The Company had previously signed an agreement with Pernix Therapeutics ("Pernix") to jointly commercialize the product in the U.S. during October 2013. As part of the new GEL Agreement, Cumberland and Pernix terminated their arrangements. The Company will continue to market and sell Omeclamox-Pak and is now responsible for the supply chain, national accounts and all sales promotion as part of the GEL agreement. The Company will continue promotion to the gastroenterology community through its field sales force and seek a new co-promotion partner with national primary care capabilities in the U.S.
The agreement with GEL has a term through November 2035, with no additional upfront payments required. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to GEL.
Under the Company's previous agreement with Pernix to distribute and promote Omeclamox-Pak it paid an upfront payment of $4.0 million to Pernix in October 2013. The agreement called for additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Cumberland was not required to make either milestone payment to Pernix as all the criteria for these payments were not met, including Pernix's co-promotion obligations. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits were paid by Cumberland to Pernix.
The $4.0 million upfront payment that the Company paid in October 2013 is included in product and license rights and is being amortized over the remaining expected useful life of the acquired asset, currently the life of the original Pernix agreement, June 2032. The agreement with GEL has a term of November 2035 and the Company has decided to maintain the original useful life for amortization purposes. Omeclamox-Pak contributed $3.0 million in net revenues during 2015 and $4.1 million during 2014.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2015	2014	2013
Products:
Acetadote	$8,489,167	$11,906,232	$18,846,753
Omeclamox-Pak	3,037,078	4,111,916	1,045,815
Kristalose	15,733,327	14,932,271	9,118,475
Vaprisol	2,641,484	3,011,997	—
Caldolor	3,112,128	2,721,346	2,089,655
Total net product revenues	$33,013,184	$36,683,762	$31,100,698
As discussed in Note 3, the Company acquired rights to Omeclamox-Pak and Vaprisol and both products contributed to Cumberland's net revenue during 2015 and 2014. On October 28, 2013, Cumberland entered into an agreement with Pernix to distribute and promote Omeclamox-Pak. Under the terms of the agreement, effective October 1, 2013, the Company began to record the revenue of this product and effective January 2014 Cumberland began distributing Omeclamox-Pak and promoting it to gastroenterologists across the United States. On February 28, 2014, Cumberland entered into an agreement with Astellas to acquire Vaprisol including certain product rights, intellectual property and related assets. The Company began selling Vaprisol in March 2014 and launched promotional efforts for the brand in May 2014.
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $4.5 million, $5.8 million and $9.2 million during 2015, 2014 and 2013, respectively.
In 2011, the Company discontinued sales of the 400mg Caldolor offering domestically and focused on the 800mg Caldolor offering. During 2015 and 2014, Cumberland had total sales of $0.8 million and $0.5 million of its 400mg Caldolor offering outside the United States, respectively.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.4 million at December 31, 2015 and $0.4 million at December 31, 2014, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $6.8 million and $5.2 million, at December 31, 2015 and 2014, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.4 million in non-refundable up-front payments and milestone payments of up to $1.7 million related to regulatory approvals and up to $4.7 million in payments related to product sales. As of December 31, 2015, the Company has recognized

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

a cumulative $1.5 million in upfront payments as other revenue and has not yet recorded any revenue related to the milestone payments associated with these international agreements.
Other revenues during 2015, 2014 and 2013 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.2 million for the year ending December 31, 2015 and $0.1 million for each of the years ended December 31, 2014 and 2013.
(5)    Inventories
The Company's inventories consisted of the following as of December 31:

	2015	2014

Raw materials and work in process	$2,576,621	$2,571,465
Finished goods	1,693,522	3,028,854
Total inventories	$4,270,143	$5,600,319
Caldolor inventory on hand at December 31, 2015 and 2014 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years years in January 2014 and from six to seven years in March 2015.
At December 31, 2015 and 2014, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.7 million and $3.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2015 and 2014.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2015	2014

Computer equipment	3 – 5 years	$839,563	$792,268
Office equipment	3 – 15 years	332,126	171,649
Furniture and fixtures	5 – 15 years	618,808	703,187
Leasehold improvements	3 – 15 years, or remaining lease term	1,243,025	1,223,453
Total property and equipment, gross		3,033,522	2,890,557
Less: accumulated depreciation and amortization		(2,497,072)	(2,239,527)
Total property and equipment, net		$536,450	$651,030
Depreciation expense, including amortization expense related to leasehold improvements, was $0.3 million during 2015 and $0.4 million during 2014 and 2013. Depreciation expense is included in general and administrative expense in the consolidated statements of operations.
(7)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2015	2014

Product and license rights	$18,011,362	$16,477,749
Less: accumulated amortization	(3,541,305)	(2,225,949)
Total product and license rights	14,470,057	14,251,800
Patents	8,236,719	8,194,264
Less: accumulated amortization	(1,551,430)	(877,523)
Total patents	6,685,289	7,316,741
Trademarks	22,270	9,020
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	13,250	—
Total intangible assets	$21,168,596	$21,568,541
In February 2014, the Company acquired the rights of the branded prescription product Vaprisol from Astellas (discussed more fully in Note 3). The intangible asset value is $3.0 million and is included in product and license rights. The asset will be amortized through February 2022, the remaining expected useful life of the acquired asset, which coincides with the life of the primary intellectual property asset.
During 2013, the Company entered into an agreement with Pernix to distribute and promote the branded prescription product Omeclamox-Pak. The $4.0 million upfront payment the Company paid to Pernix Therapeutics

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

on October 29, 2013 (discussed more fully in Note 3) is included in product and license rights and will be amortized through June 2032, the remaining expected useful life of the acquired asset. The Company will continue to market and sell Omeclamox-Pak through its agreement with GEL and is now responsible for the supply chain, national accounts and all sales promotion.
In 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly payments over a seven-year period equal to a percentage of Kristalose net sales. The payments are being treated as consideration for the assets acquired and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently the remaining term of the 15 year agreement, through 2026. During 2015 and 2014, the Company paid $1.5 million and $1.3 million, respectively, to Mylan Inc. in Kristalose payments.
During 2015 and 2014 the Company recorded an additional $0.1 million and $3.3 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents was $2.0 million, $1.6 million and $0.9 million during 2015, 2014 and 2013, respectively. The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2016	$2,103,553
2017	2,103,553
2018	2,103,553
2019	2,103,553
2020 and thereafter	12,754,384
$21,168,596
(8)    Other Current Liabilities
Other current liabilities consisted of the following at December 31:

	2015	2014

Rebates, product returns, administrative fees and service fees	$6,776,023	$5,234,800
Employee wages and benefits	1,034,991	1,154,093
Acquisition related accruals	—	2,360,960
Other	1,723,254	1,756,916
Total other current liabilities	$9,534,268	$10,506,769
(9)    Debt
Debt Agreement
On June 26, 2014, the Company entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with a previous lender which was to expire on December 31, 2014. The Company had $1.7 million in borrowings under the Loan Agreement at December 31, 2015. The Loan Agreement has an aggregate principal amount of up to

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

$20.0 million, and it has a three year term expiring on June 26, 2017. The initial revolving line of credit is up to $12.0 million, an increase from the $10.0 million under the previous agreement. The Company has the ability to increase the borrowing amount up to $20.0 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.2% at December 31, 2015). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest expense and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Loan Agreement, the Company is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, determined on a quarterly basis. The Company was in compliance with all covenants at December 31, 2015.
The Company incurred no early termination penalties upon termination of the previous Agreement and incurred less than $0.1 million in deferred financing costs related to the Loan Agreement, which will be amortized to interest expense using the effective interest method over the term of the Loan Agreement.
Previous Debt Agreement
The August 2011 Fifth Amended and Restated Loan Agreement carried an interest rate of the LIBOR Daily Floating Rate plus an applicable margin, as defined by the agreement (2.17% at December 31, 2013). Interest and an unused line of credit fee (0.25% per annum) were payable quarterly. There were no borrowings outstanding on the credit facility at December 31, 2014 or at any time during 2014.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2015 and 2014, there was no preferred stock outstanding.
(c)    Common Stock
During 2015, 2014 and 2013, the Company issued 86,102 shares, 15,300 shares and 19,743 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. Cumberland issued 3,409 and 36,758 common shares under option exercise transactions during 2015 and 2013, respectively. There were no option exercise transactions during 2014. The payment of dividends is restricted by the Agreement with the Company’s primary lender.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(d)    Warrants
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share that expire in April 2016. All of these warrants were outstanding and exercisable as of December 31, 2015 and 2014.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2015 and 2014.
(e)    Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10 million authorizations for repurchases and retirement of the Company's outstanding common stock. The Company repurchased 829,003 shares, 881,810 shares and 1,008,105 shares of common stock for approximately $5.3 million, $4.3 million and $4.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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

(11)    Earnings Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings per share for the years ended December 31:

	2015	2014	2013

Numerator:
Net income (loss) attributable to common shareholders	$731,351	$2,423,723	$(2,104,614)

Denominator:
Weighted-average shares outstanding – basic	16,715,970	17,617,765	18,332,997
Dilutive effect of restricted stock and stock options	378,784	281,867	—
Weighted-average shares outstanding – diluted	17,094,754	17,899,632	18,332,997

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2015	2014	2013

Anti-dilutive shares	46,633	194,237	407,954
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2015	2014

Deferred Tax Assets
Net operating loss and tax credits	$2,274,994	$2,205,260
Property and equipment and intangibles	326,499	300,301
Allowance for accounts receivable	145,200	172,008
Reserve for expired product	849,579	817,736
Inventory	1,154,507	1,412,477
Deferred charges	660,973	1,504,835
Cumulative compensation costs incurred on deductible equity awards	1,675,757	1,676,729
Total deferred tax assets	7,087,509	8,089,346

Deferred Tax Liabilities
Intangible assets	(3,162,502)	(3,707,535)
Net deferred tax assets, before valuation allowance	3,925,007	4,381,811
Less: deferred tax asset valuation allowance	(185,497)	(152,074)
Net deferred tax assets	$3,739,510	$4,229,737
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2015:

Years of expiration	Federal	State

2016 - 2018	$—	$562,865
2019 - 2028	—	38,585,151
2029	42,973,043	10,266,915
2030 - 2035	1,984,927	1,615,752
Total federal and state net operating loss carryforwards	$44,957,970	$51,030,683
The Company has total recognized carryforward tax assets of $0.2 million for foreign tax credits and AMT carryforwards. In addition, the Company has recognized as of December 31, 2015 federal Orphan Drug and Research and Development tax credits of $1.1 million that expire between 2021 and 2035.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has unrecognized federal net operating loss carryforwards as a result of the exercise of nonqualified options of approximately $43.0 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013, resulted in minimal income taxes paid in each of the years 2009 through 2015. The Company expects to pay minimal income taxes in 2016 through utilization of these net operating loss carryforwards. The Company has $51.0 million of state net operating loss carryforwards. This amount includes $45.1 million from the exercise of nonqualified options during 2009 and 2015. The state net operating loss carryforwards above include approximately $3.9 million that is subject to a valuation allowance at December 31, 2015.
Income tax (expense) benefit includes the following components for the years ended December 31:

	2015	2014	2013

Current:
Federal	$(41,326)	$(1,440,010)	$(45,287)
State and other	(44,276)	(250,064)	(11,580)
Total current income tax expense	(85,602)	(1,690,074)	(56,867)

Deferred:
Federal	(385,723)	213,552	1,426,701
State	(104,504)	95,778	153,217
Total deferred income tax benefit (expense)	(490,227)	309,330	1,579,918
Total income tax benefit (expense)	$(575,829)	$(1,380,744)	$1,523,051

Deferred income tax is comprised of the following components for the years ended December 31:

	2015	2014	2013

Deferred tax (expense) benefit, excluding items below	$26,193	$85,844	$60,739
Inventory	(257,970)	(83,418)	310,477
Operating loss carryforwards	34,465	17,424	788,342
Tax credit carryforwards	35,272	43,398	196,631
Valuation allowance due to changes in net deferred tax asset balances	(33,405)	(20,457)	(23,299)
Deductible equity awards	(972)	298,039	127,308
Allowance for accounts receivable	(26,808)	(63,438)	161,084
Deferred charges	(59,028)	838,556	83,755
Reserve for expired product	31,784	217,330	(106,554)
Intangible assets	(239,758)	(1,023,948)	(18,565)
Deferred income tax benefit (expense)	$(490,227)	$309,330	$1,579,918
The valuation allowance at December 31, 2015, 2014 and 2013 is primarily related to state tax benefits at CET and CPSC that will likely not be realized.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company’s effective income tax rate for 2015, 2014 and 2013 reconciles with the federal statutory tax rate as follows:

	2015	2014	2013

Federal tax expense at statutory rate	34%	34%	34%
State income tax expense (net of federal income tax benefit)	4%	5%	4%
Permanent differences associated with general business credits	(3)%	(1)%	5%
Other permanent differences	10%	1%	—%
Other	1%	(2)%	(1)%
Net income tax expense	46%	37%	42%
During 2012, the Company’s 2009 federal tax return was examined with no significant findings or adjustments. Federal tax years that remain open to examination are 2010 through 2014. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. State tax years that remain open to examination are 2008 to 2014. The Company has no unrecognized tax benefits in 2015, 2014 and 2013.
Excluding the alternative minimum tax (AMT) tax credits, the Company will need to generate future taxable income in order to realize its deferred tax assets. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2015. The amount of deferred tax assets considered realizable, however, could be reduced in the future periods if estimates of future taxable income during the carryforward period are reduced.
(13)    Stock-Based Compensation Plans
The Company has grants outstanding under three equity compensation plans, with two of the plans available for future grants of equity compensation awards to employees, consultants and directors. All of the equity plans were approved by shareholders. The 2007 Long-Term Incentive Compensation Plan (the 2007 Plan) and the 2007 Directors’ Incentive Plan (the "Directors’ Plan") superseded the 1999 Stock Option Plan. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 2.4 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense recorded as a component of equity consisted of the following for the years ended December 31:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2015	2014	2013

Share-based compensation - employees	$456,749	$660,963	$614,818
Share-based compensation - nonemployees	165,754	99,931	56,116
Total share-based compensation	$622,503	$760,894	$670,934
At December 31, 2015, there was approximately $1.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.6 years. This amount relates primarily to unrecognized compensation cost for employees.
Stock Options
Stock option activity for 2015 and 2014 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2013	356,496	$6.96	1.0	$360
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(198,140)	6.46
Outstanding, December 31, 2014	158,356	7.62	0.4	2,320
Options granted	—	—
Options exercised	(5,652)	5.75
Options forfeited or expired	(140,404)	7.41
Outstanding, December 31, 2015	12,300	10.89	1.6	$—
Exercisable at December 31, 2015	12,300	$10.89	1.6	$—
The Company did not grant any stock options during 2015, 2014 and 2013, and no options were exercised during 2014 . Information related to the stock option plans during 2015, 2014 and 2013 was as follows:

	2015	2014	2013

Intrinsic value of options exercised	$3,875	$—	$212,444
Weighted-average fair value of options exercised	$3.26	$—	$0.12

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

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2013	520,584	$5.05
Shares granted	219,734	4.68
Shares vested	(11,300)	4.78
Shares forfeited	(36,181)	5.41
Nonvested, December 31, 2014	692,837	4.92
Shares granted	225,661	6.72
Shares vested	(81,270)	5.22
Shares forfeited	(97,179)	5.49
Nonvested, December 31, 2015	740,049	5.36
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2015, 2014 and 2013, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans was $0.7 million and $0.6 million as of December 31, 2015 and 2014, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans of $1.8 million and $1.7 million as of December 31, 2015 and 2014, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(15)    Leases
The Company is obligated under long-term real estate leases for corporate office space that was extended during the third quarter of 2015. Prior to this extension, the lease would have expired in October 2016, the lease is now set to expire in October 2022 . In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through 2018, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases. Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense for 2015, 2014 and 2013 was approximately $1.0 million, $1.0 million and $0.9 million, respectively, and sublease income was approximately $0.6 million, $0.5 million and $0.5 million. Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.1 million and will be paid through the lease ending in October 2016. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2016	$1,075,243
2017	1,039,618
2018	901,568
2019	838,896
2020 and thereafter	2,469,052
Total future minimum lease payments	$6,324,377
(16)    Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2015. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$—	$—	$—	$1,338,010	$—	$1,338,010
U.S. Agency issued mortgage-backed securities - variable rate	—	5,700,335	5,700,335	—	4,003,375	4,003,375
U.S. Agency notes and bonds - fixed rate	—	2,447,066	2,447,066	—	3,251,336	3,251,336
SBA loan pools - variable rate	—	1,681,714	1,681,714	—	1,413,697	1,413,697
Municipal bonds - VRDN	4,735,000	—	4,735,000	4,835,000	—	4,835,000
Total fair value of marketable securities	$4,735,000	$9,829,115	$14,564,115	$6,173,010	$8,668,408	$14,841,418
The fair values of all other financial instruments outstanding as of December 31, 2015 and 2014 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2015 or 2014.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(17)    Market Concentrations
The Company currently focuses on acquiring, developing, and commercializing branded prescription products for the acute care and gastroenterology markets. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total gross revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the years ended December 31:

	2015	2014	2013

Customer 1	22%	21%	19%
Customer 2	28%	27%	23%
Customer 3	32%	34%	23%
Customer 4	9%	11%	24%
The Company’s accounts receivable, net of allowances, due from these four customers at December 31, 2015 and 2014 was 71% and 91%, respectively.
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
As discussed in Note 3, in connection with the agreements with Pernix and GEL to promote Omeclamox-Pak, the Company is required to make monthly royalty payments based on tiered levels of gross profits. These costs will be period expenses of the Company.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic Acetadote product (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, Cumberland entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, once a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party made such generic version available for purchase in commercial quantities in the United States, the Company supply's Perrigo with an Authorized Generic version of its Acetadote product (the “Authorized Generic”).
On May 18, 2012, Cumberland also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that the Company evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying its request and on November 8, 2012, the Company learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. Cumberland brought suit against the FDA contesting the FDA's decision to approve the InnoPharma generic on November 13, 2012. On September 30, 2013, the United States District Court filed an opinion granting a summary judgment in favor of the FDA regarding this suit.
As noted above, during 2012 the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. Upon this condition, in accordance with the License and Supply agreement with Perrigo, the Company began to supply Perrigo with its Authorized Generic. On January 7, 2013, Perrigo announced initial distribution of Cumberland's Authorized Generic acetylcysteine injection product.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is assigned to Cumberland. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent Cumberland received separate Paragraph IV certification notices from Perrigo, Sagent

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Pharmaceuticals, Inc., and Mylan Institutional LLC challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
On June 10, 2013, The Company became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, Cumberland filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in United States District Court.
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in Cumberland's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to the Company for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
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

(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2015:
Net revenues	$8,686,774	$8,909,741	$7,885,048	$8,037,488	$33,519,051
Operating income	4,116	673,931	270,884	162,679	1,111,610
Net income attributable to common shareholders	46,281	407,398	126,613	151,059	731,351
Earnings per share attributable to common shareholders (1)
Basic	$—	$0.02	$0.01	$0.01	$0.04
Diluted	$—	$0.02	$0.01	$0.01	$0.04

2014:
Net revenues	$8,093,244	$9,750,168	$9,729,047	$9,329,412	$36,901,871
Operating income	408,051	1,215,609	989,038	946,138	3,558,836
Net income attributable to common shareholders	286,320	722,570	745,920	668,913	2,423,723
Earnings per share attributable to common shareholders (1)
Basic	$0.02	$0.04	$0.04	$0.04	$0.14
Diluted	$0.02	$0.04	$0.04	$0.04	$0.14

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014 and 2013

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2013	$188,587	$2,498,170	$—	$(2,093,641)	(1)	$593,116
2014	593,116	5,166,568	—	(5,321,327)	(1)	438,357
2015	438,357	3,903,285	—	(3,960,402)	(1)	381,240

Valuation allowance for deferred tax assets:
For the years ended December 31:
2013	$108,318	$23,299	$—	$—		$131,617
2014	131,617	20,457	—	—		152,074
2015	152,074	33,423	—	—		185,497
(1) Composed of actual returns and credits for chargebacks and cash discounts.