Form 10-Q
period 2016-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2016-05-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common stock, no par value	16,222,802

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$36,440,779	$38,203,059
Marketable securities	14,866,218	14,564,115
Accounts receivable, net of allowances	4,822,800	6,077,120
Inventories	4,073,689	4,270,143
Other current assets	4,719,427	3,997,637
Total current assets	64,922,913	67,112,074
Property and equipment, net	558,184	536,450
Intangible assets, net	21,027,967	21,168,596
Other assets	2,696,670	3,101,839
Total assets	$89,205,734	$91,918,959
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,067,318	$2,877,479
Other current liabilities	7,070,818	9,534,268
Total current liabilities	11,138,136	12,411,747
Revolving line of credit	1,700,000	1,700,000
Other long-term liabilities	1,048,880	987,429
Total liabilities	13,887,016	15,099,176
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,296,778 and 16,379,501 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	56,105,786	57,338,294
Retained earnings	19,296,503	19,549,614
Total shareholders’ equity	75,402,289	76,887,908
Noncontrolling interests	(83,571)	(68,125)
Total equity	75,318,718	76,819,783
Total liabilities and equity	$89,205,734	$91,918,959
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net revenues	$7,737,532	$8,686,774
Costs and expenses:
Cost of products sold	1,223,939	1,161,841
Selling and marketing	3,698,962	3,530,915
Research and development	706,472	1,859,012
General and administrative	2,077,972	1,644,141
Amortization	530,770	486,749
Total costs and expenses	8,238,115	8,682,658
Operating income (loss)	(500,583)	4,116
Interest income	77,129	56,402
Interest expense	(20,442)	(15,550)
Income (loss) before income taxes	(443,896)	44,968
Income tax (expense) benefit	175,339	(18,456)
Net income (loss)	(268,557)	26,512
Net loss at subsidiary attributable to noncontrolling interests	15,446	19,769
Net income (loss) attributable to common shareholders	$(253,111)	$46,281
Earnings (loss) per share attributable to common shareholders
- basic	$(0.02)	$—
- diluted	$(0.02)	$—
Weighted-average shares outstanding
- basic	16,341,481	17,012,852
- diluted	16,341,481	17,405,019

Comprehensive income (loss) attributable to common shareholders	(253,111)	46,281
Net loss at subsidiary attributable to noncontrolling interests	15,446	19,769
Total comprehensive income (loss)	$(268,557)	$26,512
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(268,557)	$26,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	582,093	561,248
Deferred tax benefit	204,067	—
Share-based compensation	174,778	246,475
Excess tax expense (benefit) derived from exercise of stock options	427,993	(18,558)
Noncash interest expense	13,933	8,051
Noncash investment gains	(46,577)	(20,818)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,254,320	329,862
Inventory	196,454	966,254
Other current assets and other assets	(534,621)	130,321
Accounts payable and other current liabilities	(1,483,998)	(251,261)
Other long-term liabilities	78,602	55,735
Net cash provided by operating activities	598,487	2,033,821
Cash flows from investing activities:
Additions to property and equipment	(73,057)	(108,658)
Purchases of marketable securities	(1,166,218)	(1,500,000)
Proceeds from sale of marketable securities	910,692	2,497,114
Additions to intangible assets	(624,898)	(2,062,321)
Net cash used in investing activities	(953,481)	(1,173,865)
Cash flows from financing activities:
Exercise of stock options	—	12,000
Excess tax (expense) benefit derived from exercise of stock options	(427,993)	18,558
Repurchase of common shares	(979,293)	(1,711,802)
Net cash used in financing activities	(1,407,286)	(1,681,244)
Net decrease in cash and cash equivalents	(1,762,280)	(821,288)
Cash and cash equivalents at beginning of period	38,203,059	39,866,037
Cash and cash equivalents at end of period	$36,440,779	$39,044,749
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2015	16,379,501	$57,338,294	$19,549,614	$(68,125)	$76,819,783
Share-based compensation	130,225	174,778	—	—	174,778
Exercise of options and related tax benefit	—	(427,993)	—	—	(427,993)
Repurchase of common shares	(212,948)	(979,293)	—	—	(979,293)
Net loss	—	—	(253,111)	(15,446)	(268,557)
Balance, March 31, 2016	16,296,778	$56,105,786	$19,296,503	$(83,571)	$75,318,718
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2015 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three months ended March 31, 2016 and 2015.
Recent Accounting Guidance
Recently Issued Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU"), "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018. Adoption prior to January 1, 2017, the original effective date, is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which it will adopt the standard.
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
In March 2016, the FASB released in the form of a FASB ASU on, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share ("EPS"), and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2016 and December 31, 2015, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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

The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$6,565,269	$6,565,269	$—	$5,700,335	$5,700,335
U.S. Agency notes and bonds – fixed rate	—	1,954,216	1,954,216	—	2,447,066	2,447,066
SBA loan pools – variable rate	—	1,611,733	1,611,733	—	1,681,714	1,681,714
Municipal bonds – VRDN	4,735,000	—	4,735,000	4,735,000	—	4,735,000
Total fair value of marketable securities	$4,735,000	$10,131,218	$14,866,218	$4,735,000	$9,829,115	$14,564,115
(3) EARNINGS PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$(253,111)	$46,281
Denominator:
Weighted-average shares outstanding – basic	16,341,481	17,012,852
Dilutive effect of other securities	—	392,167
Weighted-average shares outstanding – diluted	16,341,481	17,405,019
As of March 31, 2016 and 2015, restricted stock awards and options to purchase 257,308 and 256,594 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Products:
Acetadote	$1,837,462	$1,543,009
Omeclamox-Pak	760,319	758,191
Kristalose	3,617,806	4,098,778
Vaprisol	368,047	1,023,990
Caldolor	1,071,968	1,194,681
Other	81,930	68,125
Total net revenues	$7,737,532	$8,686,774
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.2 million and $0.5 million for the first quarter of 2016 and 2015, respectively.
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
Caldolor inventory on hand at March 31, 2016 and December 31, 2015 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015. The Company expects to receive new inventory of Caldolor 800 mg vials for sale in the United States during 2016. The current Caldolor inventory at March 31, 2016 has FDA extended expiration dates through early 2017.
At March 31, 2016 and December 31, 2015, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.8 million and $2.7 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, net inventory was comprised of the following:

	March 31, 2016	December 31, 2015
Raw materials	$2,399,056	$2,576,621
Finished goods	1,674,633	1,693,522
Total	$4,073,689	$4,270,143

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the three months ended March 31, 2016 and the three months ended March 31, 2015, the Company repurchased 212,948 shares and 268,179 shares of common stock for approximately $1.0 million and $1.7 million, respectively.
Restricted Share Grants
During the three months ended March 31, 2016, the Company issued approximately 213,175 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $1.7 million in borrowings under the Loan Agreement at March 31, 2016 and 2015. The agreement has a three-year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.4% at March 31, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. The Company was in compliance with all covenants at March 31, 2016.
(7) INCOME TAXES
At March 31, 2016, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $43.0 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in each of the years 2009 through 2015. The Company expects to pay minimal income taxes in 2016 through utilization of these net operating loss carryforwards.
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
During the third quarter of 2015, an arbitrator issued a final award in the Company’s favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates (“Mylan”), from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The arbitration request was filed with the American Arbitration Association for claims against Mylan in connection with agreements which require that Mylan manufacture and supply acetylcysteine drug product, including Acetadote, for us exclusively until April 2016. As the prevailing party, the Company received reimbursement of its attorney’s fees and related costs associated with the arbitration.
During the third quarter of 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in the Company’s favor in its lawsuit against Mylan for infringement of its U.S. Patent number 8,399,445 (the “445 Acetadote Patent”). The opinion upheld the Company’s 445 Acetadote Patent and expressly rejected Mylan's validity challenge. The court ruled that Mylan is liable to Cumberland for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
The Company is continuing to seek additional claims to protect its intellectual property associated with Acetadote and has additional patent applications pending. The Company continues to consider its legal options and intends to continue to defend and protect its Acetadote product and related intellectual property rights.  Additional information on these matters is provided in the Company's Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of the Company's Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 22 through 37, and “Special Note Regarding Forward-Looking Statements” on pages 37 and 38 of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q.
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
Our product portfolio includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever; recently approved for use in pediatric patients;

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD); and

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with systemic sclerosis.

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
Recent Developments and Highlights
Vasculan™ Program
In April 2016, we announced the addition of Vasculan to our pipeline. Cumberland has initiated the clinical development of Vasculan (ifetroban) oral capsule for the treatment of systemic sclerosis. The U.S. Food and Drug Administration (FDA) has cleared our investigational new drug application (IND) for a Phase II clinical program for Vasculan in patients with systemic sclerosis.
Systemic sclerosis (SSc), also called scleroderma, is a rare autoimmune disorder that affects the skin and internal organs. It is characterized by vasculopathy, inflammation, and fibrosis. This disease has a high morbidity and the highest case-specific mortality of any rheumatic disorder with 50% of patients dying or developing major internal organ complications within 3 years of diagnosis.
Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs such as the lungs, heart, and gastrointestinal tract.

Ethyol® Agreement
In May 2016, we announced an agreement for the commercialization of Ethyol® (amifostine) in the United States. This is the first product to be licensed by Cumberland from Clinigen under the Strategic Alliance entered into last year and also our first oncology product. Under the terms of the agreement, we will be responsible for all marketing, promotion, and distribution of the product in the United States.
Ethyol is an FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer.
Piramal Co-Promotion Agreement
During the first quarter, we launched a co-promotion agreement with Piramal Critical Care to increase the support for our Caldolor® and Vaprisol® brands.
This collaboration provides coverage to an additional group of hospitals where Piramal's critical care sales force has existing relationships. We expect this new initiative to provide expanded promotional coverage and increased communication to medical professionals in support of these two brands.
Caldolor®
Caldolor® Pediatric Launch
We launched the promotion of Caldolor for the treatment of pain and fever in children at our National Sales Meeting in March 2016. Caldolor has been approved for use in adults for the management of pain, as well as the reduction of fever, since 2009. We received pediatric approval and three year exclusivity from the FDA of Caldolor for use in children six months of age and older in November 2015. Cumberland seeks to maximize the potential of its FDA approved product line and expand the use of its products into new patient populations. The pediatric approval and launch of Caldolor for use in children is one more achievement toward supporting those objectives.
Caldolor Patent Issued
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor. During the first quarter of 2016, we obtained an additional patent for Caldolor. On March 29, 2016, the United States Patent and Trademark Office ("USPTO") issued U.S. Patent number 9,295,639 (the “639 Caldolor Patent”) which is assigned to us. The claims of the 639 Caldolor Patent include methods of treating pain and fever in critically ill patients using intravenous ibuprofen. The Caldolor Patent is scheduled to expire in September 2029.
Caldolor Manufacturing
During the first quarter of 2016, we completed the process of securing two new manufacturers for commercial supply of Caldolor for the United States and certain international markets. Both manufacturers are expected to provide commercial supplies of the product in 2016.
Vaprisol
Vaprisol Dose Comparison Study Published
In February 2016, we announced the publication of an open label multicenter study that supports Vaprisol injection. The study evaluated both 20 and 40 mg/day doses of conivaptan in hyponatremic patients and was conducted at 26 U.S. and 2 international centers. A total of 251 patients were enrolled in the study. The publication is available in the journal Drug Design, Development and Therapy.

Hepatoren®
Top Line Study Results
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition, with a high mortality rate and no approved pharmaceutical therapy in this country. We initiated a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.
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
BoxabanTM
Phase II Program
During 2015, we announced an expansion of our product pipeline with another Phase II development program. We are developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"). AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. It is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Ifetroban, an active thromboxane receptor antagonist, may interfere with these pathways to modify the disease and provide symptomatic relief.
We completed manufacturing of Boxaban oral capsules and completed a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study was designed to gather initial safety and tolerability data on ifetroban in AERD patients. It was a multicenter study of sixteen patients with enrollment at several U.S. medical centers including the Scripps Clinic. Top line results indicate that no adverse events were experienced by patients receiving Boxaban when compared to those receiving placebo. Further analysis of the full data set obtained from the study is underway.
Acetadote®
Acetadote Litigation and Arbitration updates
Information and discussion of Acetadote's competing products are included in Part 1, Item 1, Business - Competition, of our Form 10-K for the year ended December 31, 2015. As noted, Acetadote is our injectable formulation of N-Acetylcysteine ("NAC") for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC as well as injectable products. Our branded Acetadote and Authorized Generic Acetadote products contain the new formulation that does not include ethylene diamine tetra acetic acid ("EDTA").
As included in Part 2, Item 1, Legal Proceedings in this Form 10-Q for the quarter ended March 31, 2016, on September 14, 2015, the arbitrator issued a final award in our favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates, from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The award notes that as the prevailing party, we are entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
As included in Part 2, Item 1a, Risk Factors, in this Form 10-Q for the quarter ended March 31, 2016, on September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in our favor in our lawsuit against Mylan for infringement of our U.S. Patent number 8,399,445 (the “445 Acetadote Patent”).  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
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

We continue to seek additional claims to protect our intellectual property associated with Acetadote and have additional patent applications relating to Acetadote which are pending with the USPTO. We intend to defend and protect our Acetadote product and related intellectual property rights. Additional information and discussion regarding our Acetadote patents and defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.
Corporate Update
During the first quarter of 2016, we entered into two sublease agreements for approximately 4,705 square feet of office space in our corporate headquarters in Nashville, Tennessee. The subleases are set to expire in February 2019 and October 2022.
On January 29, 2016, we announced that Michael Bonner, who had been with the Cumberland since January 2013 with expanded responsibilities since October 2015, was appointed as Senior Director Finance and Accounting and Chief Financial Officer effective February 1, 2016. Mr. Bonner also assumed the role of Principal Financial Officer and Principal Accounting Officer of the Company previously held by Mr. A.J. Kazimi, who continues to serve as the Company’s Principal Executive Officer.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 44 through 47 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following table presents the unaudited interim statements of operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Change
Net revenues	$7,737,532	$8,686,774	$(949,242)
Costs and expenses:
Cost of products sold	1,223,939	1,161,841	62,098
Selling and marketing	3,698,962	3,530,915	168,047
Research and development	706,472	1,859,012	(1,152,540)
General and administrative	2,077,972	1,644,141	433,831
Amortization	530,770	486,749	44,021
Total costs and expenses	8,238,115	8,682,658	(444,543)
Operating income (loss)	(500,583)	4,116	(504,699)
Interest income	77,129	56,402	20,727
Interest expense	(20,442)	(15,550)	(4,892)
Income (loss) before income taxes	(443,896)	44,968	(488,864)
Income tax (expense) benefit	175,339	(18,456)	193,795
Net income (loss)	$(268,557)	$26,512	$(295,069)
Net revenues. Net revenues for the three months ended March 31, 2016 were approximately $7.7 million compared to $8.7 million for the three months ended March 31, 2015, representing a decrease of $0.9 million, or 10.9%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2016	2015	Change
Products:
Acetadote	$1,837,462	$1,543,009	$294,453
Omeclamox-Pak	760,319	758,191	2,128
Kristalose	3,617,806	4,098,778	(480,972)
Vaprisol	368,047	1,023,990	(655,943)
Caldolor	1,071,968	1,194,681	(122,713)
Other	81,930	68,125	13,805
Total net revenues	$7,737,532	$8,686,774	$(949,242)

The change in revenue from the prior year period was driven primarily by a $0.7 million reduction in Vaprisol revenue and a decrease in Kristalose revenue of $0.5 million. Acetadote net revenue improved $0.3 million compared to the first quarter of 2015.
The Vaprisol product revenue decrease of $0.7 million for the three months ended March 31, 2016 was a 64.1% decline compared to the same period last year. The revenue decline was primarily due to lower sales volumes.
Kristalose revenue decreased by $0.5 million during the first quarter of 2016 when compared to the prior year period. The product's net revenue was impacted by reduced sales volume. It was positively impacted from improved pricing and improvements in product net revenue per unit as we incurred a lower level of net revenue deductions from managed care contracts.
The Caldolor product revenue decrease of $0.1 million for the three months ended March 31, 2016 was a 10.3% decline compared to the same period last year. The revenue in the prior year period was positively impacted by the shortage in supply of competing products. During the first quarter of 2015, the comparison period, we experienced the highest quarterly net revenue for Caldolor since the product was launched. While we expect Caldolor annual product revenue to continue to grow, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors. Caldolor revenue in the first quarter of 2016 was also positively impacted by international sales and steady domestic volumes.
Our Authorized Generic distributed by Perrigo accounted for $0.7 million of the increase in total Acetadote revenue. The increase was primarily due to improved volumes during the three months ended March 31, 2016. The Authorized Generic sales were impacted during the first quarter of 2015 by a temporary shortage of marketable product during a portion of the period. The increase in the Authorized Generic revenue was offset by a decline of $0.4 million in our branded Acetadote net revenue. It is possible that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Omeclamox-Pak revenue remained relatively consistent during the first quarter of 2016 when compared to the prior year period. Slightly lower sales volumes were offset by improvements in expired product returns.
Cost of products sold. Cost of products sold for the first quarter of 2016 increased $0.1 million compared to the prior year. As a percentage of net revenues, cost of products sold experienced an increase to 15.8% during the three months ended March 31, 2016 compared to 13.4% during the three months ended March 31, 2015. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for the three months ended March 31, 2016 totaled approximately $3.7 million, which was an increase of $0.2 million compared to the prior year's expense of $3.5 million. The increase was the result of increased product royalties as well as promotional spending including print materials, direct mailings and product samples. We continue to actively manage our selling and marketing efforts and expenses to efficiently support our five commercial brands.
Research and development. Research and development costs for the first quarter of 2016 were $0.7 million, compared to $1.9 million for the same period last year, representing a decrease of $1.2 million, or approximately 62.0%. This change was the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission was successful and the FDA approved Caldolor for a pediatric indication. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense increased 26.4% to $2.1 million for the three months ended March 31, 2016 compared to $1.6 million for the prior year. The $0.4 million increase from the prior year was primarily driven by a $0.3 million reduction in contingent consideration during the prior year as the result of a decrease in the cost of the Vaprisol acquisition. We experienced increases in legal and professional fees during 2016. The general and administrative expense increase was offset by a $0.2 million decrease in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for both the three months ended March 31, 2016 and the three months ended March 31, 2015 totaled approximately $0.5 million.
Income taxes. Income taxes for the three months ended March 31, 2016 decreased $0.2 million, compared to the first quarter of 2015. The change was the result of the pretax loss in the first quarter of 2016 compared to the same period last year. As a percentage of income (loss) before income taxes, income taxes were 39.5% for the three months ended March 31, 2016 compared to 41.0% for the three months ended March 31, 2015.
As of March 31, 2016, we have approximately $43.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the three months ended March 31, 2016 and 2015, we generated $0.6 million and $2.0 million in cash flow from operations, respectively. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At March 31, 2016 and December 31, 2015, we had approximately $14.9 million and $14.6 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$36,440,779	$38,203,059
Marketable securities	14,866,218	14,564,115
Total cash, cash equivalents and marketable securities	$51,306,997	$52,767,174

Working capital (current assets less current liabilities)	$53,784,777	$54,700,327
Current ratio (multiple of current assets to current liabilities)	5.8	5.4

Revolving line of credit availability	$10,300,000	$10,300,000
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$598,487	$2,033,821
Investing activities	(953,481)	(1,173,865)
Financing activities	(1,407,286)	(1,681,244)
Net decrease in cash and cash equivalents	$(1,762,280)	$(821,288)
Operating activities provided $0.6 million in cash during the three months ended March 31, 2016. The net $1.8 million decrease in cash and cash equivalents for the three months ended March 31, 2016 was attributable to cash used in investing and financing activities, which was partly offset by the $0.6 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $0.6 million and $0.3 million associated with our investing activities in marketable securities. Our financing activities included $1.0 million in cash used to repurchase shares of our common stock. Cash provided by operating activities benefited from the non-cash expenses of depreciation and amortization and share-based compensation expense totaling $0.8 million offset by the net loss of $0.3 million and negative changes in our working capital of $0.5 million.
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
As of March 31, 2016, we have approximately $43.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. At March 31, 2016, we had $1.7 million in borrowings under the Loan Agreement. The agreement has a three year term expiring on June 26, 2017 and provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.4% at March 31, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of Cumberland’s assets.
Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis. We were in compliance with all covenants at March 31, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2016 and 2015, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.9 million in marketable securities outstanding at March 31, 2016, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of March 31, 2016, we had $1.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2016 and 2015. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures

Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the three months ended March 31, 2016, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On April 14, 2014, we filed with the American Arbitration Association a request for arbitration with Mylan Inc., Mylan Institutional LLC, Mylan Pharma Group Limited, and Mylan Teoranta (collectively, “Mylan”).  We were seeking to arbitrate claims against Mylan in connection with our Alliance Agreement dated January 15, 2002, and Manufacturing and Supply Agreement as amended April 25, 2011, which require that Mylan and its affiliates manufacture and supply acetylcysteine drug product, including Acetadote, for us exclusively until April 2016.  We asserted in the request for arbitration claims against Mylan for breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment and seek monetary damages or to enjoin Mylan and its affiliates from selling or supplying acetylcysteine drug product to another entity or person until April 2016.
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
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 22 through 37 in our Annual Report on Form 10-K for the year ended December 31, 2015 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2015 and has been updated for recent developments:
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
On February 18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which is assigned to us. The claims of the 061 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. Following its issuance, the 061 Acetadote Patent was listed in the FDA Orange Book. The 061 Acetadote Patent is scheduled to expire in August 2025.
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
We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021, four others expiring in September 2029 and one other expiring in September 2030. On November 20, 2015, the FDA awarded three years of marketing exclusivity to Caldolor in connection with the approval of the Caldolor supplemental new drug application. Such exclusivity extends through November 20, 2018.
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
The following table summarizes our purchase of Cumberland equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	20,471		$5.01	20,471	$4,887,480
February	40,575		4.72	40,575	4,695,987
March	151,902	(1)	4.51	151,902	4,010,808
Total	212,948			212,948

(1) Of this amount, 36,629 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Dated: May 13, 2016	By:	/s/ A.J. Kazimi
A.J. Kazimi
Chief Executive Officer

	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer