Form 10-Q
period 2016-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2016-08-05
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common stock, no par value	16,225,617

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,837,240	$38,203,059
Marketable securities	14,565,154	14,564,115
Accounts receivable, net of allowances	4,550,945	6,077,120
Inventories	4,921,681	4,270,143
Other current assets	4,117,059	3,997,637
Total current assets	63,992,079	67,112,074
Property and equipment, net	505,667	536,450
Intangible assets, net	20,881,286	21,168,596
Other assets	2,509,898	3,101,839
Total assets	$87,888,930	$91,918,959
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,667,440	$2,877,479
Other current liabilities	5,227,831	9,534,268
Total current liabilities	8,895,271	12,411,747
Revolving line of credit	3,500,000	1,700,000
Other long-term liabilities	1,119,201	987,429
Total liabilities	13,514,472	15,099,176
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,236,348 and 16,379,501 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	55,222,464	57,338,294
Retained earnings	19,248,459	19,549,614
Total shareholders’ equity	74,470,923	76,887,908
Noncontrolling interests	(96,465)	(68,125)
Total equity	74,374,458	76,819,783
Total liabilities and equity	$87,888,930	$91,918,959
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenues	$7,414,835	$8,909,741	$15,152,367	$17,596,515
Costs and expenses:
Cost of products sold	1,155,261	1,237,001	2,379,200	2,398,842
Selling and marketing	3,272,279	3,505,486	6,971,241	7,036,401
Research and development	678,780	828,070	1,385,252	2,687,082
General and administrative	1,874,396	2,153,562	3,952,368	3,797,703
Amortization	539,428	511,691	1,070,198	998,440
Total costs and expenses	7,520,144	8,235,810	15,758,259	16,918,468
Operating income (loss)	(105,309)	673,931	(605,892)	678,047
Interest income	31,483	57,846	108,612	114,248
Interest expense	(28,247)	(18,489)	(48,689)	(34,039)
Income (loss) before income taxes	(102,073)	713,288	(545,969)	758,256
Income tax (expense) benefit	41,135	(318,990)	216,474	(337,446)
Net income (loss)	(60,938)	394,298	(329,495)	420,810
Net loss at subsidiary attributable to noncontrolling interests	12,894	11,700	28,340	31,469
Net income (loss) attributable to common shareholders	$(48,044)	$405,998	$(301,155)	$452,279
Earnings (loss) per share attributable to common shareholders
- basic	$—	$0.02	$(0.02)	$0.03
- diluted	$—	$0.02	$(0.02)	$0.03
Weighted-average shares outstanding
- basic	16,247,028	16,820,725	16,293,744	16,916,193
- diluted	16,247,028	17,184,345	16,293,744	17,294,087

Comprehensive income (loss) attributable to common shareholders	(48,044)	405,998	(301,155)	452,279
Net loss at subsidiary attributable to noncontrolling interests	12,894	11,700	28,340	31,469
Total comprehensive income (loss)	$(60,938)	$394,298	$(329,495)	$420,810
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(329,495)	$420,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,171,437	1,143,002
Deferred tax benefit	533,067	23,593
Share-based compensation	408,226	549,603
Excess tax expense (benefit) derived from exercise of stock options	835,016	(313,955)
Noncash interest expense	37,323	19,782
Noncash investment gains	(51,213)	(44,870)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,526,175	(303,286)
Inventory	(651,538)	804,776
Other current assets and other assets	(97,871)	422,946
Accounts payable and other current liabilities	(4,061,546)	1,265,725
Other long-term liabilities	136,483	79,742
Net cash (used in) provided by operating activities	(543,936)	4,067,868
Cash flows from investing activities:
Additions to property and equipment	(70,454)	(62,291)
Purchases of marketable securities	(2,959,285)	(4,046,142)
Proceeds from sale of marketable securities	3,009,459	4,795,505
Additions to intangible assets	(1,077,547)	(2,740,001)
Net cash used in investing activities	(1,097,827)	(2,052,929)
Cash flows from financing activities:
Net borrowings on line of credit	1,800,000	1,700,000
Exercise of stock options	—	21,366
Excess tax (expense) benefit derived from exercise of stock options	(835,016)	313,955
Cash settlement of contingent consideration	—	(1,618,983)
Repurchase of common shares	(1,689,040)	(3,356,633)
Net cash used in financing activities	(724,056)	(2,940,295)
Net decrease in cash and cash equivalents	(2,365,819)	(925,356)
Cash and cash equivalents at beginning of period	38,203,059	39,866,037
Cash and cash equivalents at end of period	$35,837,240	$38,940,681
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2015	16,379,501	$57,338,294	$19,549,614	$(68,125)	$76,819,783
Share-based compensation	223,587	408,226	—	—	408,226
Exercise of options and related tax benefit	—	(835,016)	—	—	(835,016)
Repurchase of common shares	(366,740)	(1,689,040)	—	—	(1,689,040)
Net loss	—	—	(301,155)	(28,340)	(329,495)
Balance, June 30, 2016	16,236,348	$55,222,464	$19,248,459	$(96,465)	$74,374,458
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2015 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and six months ended June 30, 2016 and 2015.
Recent Accounting Guidance
Recently Issued Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU"), "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018. Adoption prior to January 1, 2017, the original effective date, is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method by which it will adopt the standard.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. The Company is evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
In November 2015, the FASB amended guidance in the form of a FASB ASU, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance may be applied prospectively

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

or retrospectively and early adoption is permitted. The Company does not anticipate adoption of this balance sheet classification ASU to have a material effect on its consolidated financial statements and disclosures.
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
In March 2016, the FASB released in the form of a FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share ("EPS"), and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2016 and December 31, 2015, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$6,913,844	$6,913,844	$—	$5,700,335	$5,700,335
U.S. Agency notes and bonds – fixed rate	—	1,502,621	1,502,621	—	2,447,066	2,447,066
SBA loan pools – variable rate	—	1,513,689	1,513,689	—	1,681,714	1,681,714
Municipal bonds – VRDN	4,635,000	—	4,635,000	4,735,000	—	4,735,000
Total fair value of marketable securities	$4,635,000	$9,930,154	$14,565,154	$4,735,000	$9,829,115	$14,564,115
(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$(48,044)	$405,998
Denominator:
Weighted-average shares outstanding – basic	16,247,028	16,820,725
Dilutive effect of other securities	—	363,620
Weighted-average shares outstanding – diluted	16,247,028	17,184,345

	Six months ended June 30,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$(301,155)	$452,279
Denominator:
Weighted-average shares outstanding – basic	16,293,744	16,916,193
Dilutive effect of other securities	—	377,894
Weighted-average shares outstanding – diluted	16,293,744	17,294,087

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

As of June 30, 2016 and 2015, restricted stock awards and options to purchase 276,652 and 53,968 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Products:
Acetadote	$1,895,199	$2,778,677	$3,732,661	$4,321,686
Omeclamox-Pak	641,469	944,185	1,401,788	1,702,376
Kristalose	3,626,076	4,121,966	7,243,882	8,220,744
Vaprisol	421,800	480,034	789,848	1,504,008
Caldolor	631,893	460,052	1,703,861	1,654,733
Other	198,398	124,827	280,327	192,968
Total net revenues	$7,414,835	$8,909,741	$15,152,367	$17,596,515
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.2 million and $1.8 million for the second quarter of 2016 and 2015 and $2.4 million and $2.3 million on a year-to-date basis as of June 30, 2016 and 2015, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable, up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company recognizes revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. During the six months ended June 30, 2016, the Company recognized $100,000 in milestone payments associated with these international agreements.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2016 and December 31, 2015, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $2.8 million and $2.7 million, respectively.
Caldolor inventory on hand at June 30, 2016 and December 31, 2015 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015. The current Caldolor inventory at June 30, 2016 has FDA extended expiration dates through early 2017. The Company expects to receive new Caldolor 800 mg vials, with seven years of shelf life, for sale in the United States during the third quarter of 2016.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, net inventory was comprised of the following:

	June 30, 2016	December 31, 2015
Raw materials	$3,206,926	$2,576,621
Consigned inventory	307,589	235,636
Finished goods	1,407,166	1,457,886
Total	$4,921,681	$4,270,143
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the six months ended June 30, 2016 and the six months ended June 30, 2015, the Company repurchased 366,740 shares and 503,602 shares of common stock for approximately $1.7 million and $3.4 million, respectively.
Restricted Share Grants
During the six months ended June 30, 2016, the Company issued approximately 217,775 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $3.5 million and $1.7 million in borrowings under the Loan Agreement at June 30, 2016 and 2015. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year and obtained a compliance waiver for a financial covenant as of June 30, 2016. As a result of the amendment, the Company is in compliance with all covenants and the loan agreement expires on June 30, 2018. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.5% at June 30, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis.
(7) INCOME TAXES
At June 30, 2016, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $43.0 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

each of the years 2009 through 2015. The Company expects to achieve taxable income through its operations and pay minimal income taxes in 2016 through utilization of these net operating loss carryforwards.
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
(10) PRODUCT ADDED DURING 2016
Ethyol
On May 10, 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize Ethyol® (amifostine) in the United States. Ethyol is a FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Under the terms of the agreement, Cumberland will be responsible for all marketing, promotion, and distribution of the product in the United States. There are no upfront payments required under the agreement. Cumberland will pay Clinigen royalty payments based on tiered levels of net sales. The Company is expected to start generating revenue from the sale of Ethyol during the third quarter of 2016.

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
OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We market and sell our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.
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

•
Ethyol® (amifostine) Injection for the reduction of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer.

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD); and

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with systemic sclerosis (SSc).

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

•
Expand our product portfolio by acquiring rights to additional products and late-stage product candidates. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of rights to Ethyol in the U.S. represents a recent example of our implementation of this strategy.

•
Expand our global presence through select international partnerships. We have established our own commercial capabilities, including a sales organization to cover the U.S. market for our products. We are building a network of select international partners to register our products and make them available to patients in their countries. We will continue to expand our network of international partners and continue to support our partners’ registration and commercialization efforts in their respective territories. The launch of Caldolor in Australia by CSL's Seqirus is an example of our international partnerships.

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

Recent Developments and Highlights
Board of Directors Appointment
On June 10, 2016, we announced the addition of Caroline Young to our Board of Directors. She is the prior President of the Nashville Health Care Council and founding Executive Director of the Tennessee Biotechnology Association. Her appointment to Cumberland’s Board will be effective September 13, 2016.
Ethyol® Agreement
In May 2016, we announced an agreement for the commercialization of Ethyol® (amifostine) in the United States. This is the first product to be licensed by Cumberland from the Clinigen Group Plc. under the Strategic Alliance entered into last year. Under the terms of the agreement, we will be responsible for all marketing, promotion, and distribution of the product in the United States.
Ethyol is an FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Ethyol is our first oncology support product and complements our hospital product line.
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
Hepatoren®
Phase II Study Results
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition, with a high mortality rate and no approved pharmaceutical therapy in this country. We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.
The study was designed to evaluate escalating dose levels of Hepatoren in HRS patients. Progression to higher dose levels is reviewed and approved by an independent safety committee. The study was stratified into Type I or Type II patients with HRS based upon the progression of their disease.
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted. Furthermore, the Type II patients receiving the higher dose levels of Hepatoren were more likely to experience increases in urine output, a signal of improved kidney function, compared to patients who received placebo.
We are completing the data analysis and reports from this study and are planning the next steps for this development program which are expected to include a Phase IIb efficacy trial.

BoxabanTM
Phase II Study Results
We are developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"), a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Ifetroban, an active thromboxane receptor antagonist, may interfere with these pathways to modify the disease and provide symptomatic relief.
We completed manufacturing of Boxaban oral capsules and completed a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study was designed to gather initial safety and tolerability data on ifetroban in AERD patients. It was a multicenter study of sixteen patients with enrollment at several U.S. medical centers including the Scripps Clinic. Results indicate that no adverse events were experienced by patients receiving Boxaban when compared to those receiving placebo. Boxaban was well tolerated and safe for subjects with a history of AERD.
We are completing the data analysis and reports for this study while also planning the next steps for this program.
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
As included in Part 2, Item 1, Legal Proceedings in this Form 10-Q for the quarter ended June 30, 2016, on September 14, 2015, the arbitrator issued a final award in our favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates, from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The award notes that as the prevailing party, we are entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
As included in Part 2, Item 1a, Risk Factors, in this Form 10-Q for the quarter ended June 30, 2016, on September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in our favor in our lawsuit against Mylan for infringement of our U.S. Patent number 8,399,445 (the “445 Acetadote Patent”).  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
Acetadote Patents
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA regarding the role of EDTA in the products formulation. During the second quarter of 2016, we obtained an additional patent for Acetadote. On May 3, 2016, the USPTO issued U.S. Patent number 9,327,028 (the “028 Acetadote Patent”) which is assigned to us. The claims of the 028 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 028 Acetadote Patent was listed in the FDA Orange Book and it is scheduled to expire in July 2031. Since 2012, the USPTO has issued the following patents to us associated with Acetadote:

Date issued	U.S. Patent number	Expiration	Patent claims
April 2012	8,148,356	May 2026	Acetadote formulation and composition of matter
March 2013	8,399,445	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
February 2014	8,653,061	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
May 2014	8,722,738	April 2032	Administration method of acetylcysteine injection, without specification of the presence or lack of EDTA in the formulation
February 2015	8,952,065	August 2025	200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose
May 2016	9,327,028	July 2031	Administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection
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
RESULTS OF OPERATIONS
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
The following table presents the unaudited interim statements of operations for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015	Change
Net revenues	$7,414,835	$8,909,741	$(1,494,906)
Costs and expenses:
Cost of products sold	1,155,261	1,237,001	(81,740)
Selling and marketing	3,272,279	3,505,486	(233,207)
Research and development	678,780	828,070	(149,290)
General and administrative	1,874,396	2,153,562	(279,166)
Amortization	539,428	511,691	27,737
Total costs and expenses	7,520,144	8,235,810	(715,666)
Operating income (loss)	(105,309)	673,931	(779,240)
Interest income	31,483	57,846	(26,363)
Interest expense	(28,247)	(18,489)	(9,758)
Income (loss) before income taxes	(102,073)	713,288	(815,361)
Income tax (expense) benefit	41,135	(318,990)	360,125
Net income (loss)	$(60,938)	$394,298	$(455,236)
Net revenues. Net revenues for the three months ended June 30, 2016 were approximately $7.4 million compared to $8.9 million for the three months ended June 30, 2015, representing a decrease of $1.5 million, or 16.8%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2016	2015	Change
Products:
Acetadote	$1,895,199	$2,778,677	$(883,478)
Omeclamox-Pak	641,469	944,185	(302,716)
Kristalose	3,626,076	4,121,966	(495,890)
Vaprisol	421,800	480,034	(58,234)
Caldolor	631,893	460,052	171,841
Other	198,398	124,827	73,571
Total net revenues	$7,414,835	$8,909,741	$(1,494,906)

The change in total net revenues from the prior year period was driven primarily by decreases in Acetadote net revenue of $0.9 million and a decrease in Kristalose revenue of $0.5 million. Omeclamox-Pak revenue decreased by $0.3 million compared to the second quarter of 2015 and Caldolor revenue increased by $0.2 million compared to the second quarter of 2015.
Kristalose revenue decreased by $0.5 million during the second quarter of 2016 when compared to the prior year period. The product's net revenue was impacted by reduced sales volume. It was positively impacted from improved pricing and improvements in product net revenue per unit. The improvement in net revenue per unit was the result of new managed care agreements entered into during 2016 that lower the amount of rebates.
Our Authorized Generic distributed by Perrigo accounted for $0.6 million of the decrease in total Acetadote revenue. Authorized Generic sales were consistent on a sequential basis when compared to the first quarter of 2016. The comparative decrease in revenue in the second quarter of 2016 was attributable to strong sales during the three months ended June 30, 2015 as a result of the successful resolution of a temporary shortage of marketable product during a portion of the period. We experienced a decrease of $0.3 million in our branded Acetadote net revenue. While Acetadote experienced an increase on a sequential basis, when compared to the first quarter of 2016, it is possible that our future Acetadote and Authorized Generic revenue will be impacted by generic competition.
Vaprisol and Omeclamox-Pak revenues decreased during the second quarter of 2016 when compared to the prior year period due primarily to lower sales volumes but partially offset by improved pricing.
The Caldolor product revenue increase of $0.2 million for the three months ended June 30, 2016 was a 37.4% improvement compared to the same period last year. Caldolor revenue in the second quarter of 2016 was positively impacted by international sales and the growth in domestic volumes. During the first quarter of 2015, we experienced the highest quarterly net revenue for Caldolor since the product was launched, which impacted the second quarter of 2015. While we expect Caldolor annual product revenue to continue to grow, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors.
Cost of products sold. Cost of products sold for the second quarter of 2016 decreased $0.1 million compared to the prior year. As a percentage of net revenues, cost of products sold experienced an increase to 15.6% during the three months ended June 30, 2016 compared to 13.9% during the three months ended June 30, 2015. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for the three months ended June 30, 2016 totaled approximately $3.3 million, which was a decrease of $0.2 million compared to the prior year's expense of $3.5 million. The decrease was the result of decreased product royalties as well as promotional spending including print materials, direct mailings and product samples. The decreases were offset by incremental expenses as we prepare our Ethyol product launch. We continue to actively align our selling and marketing efforts and expenses to efficiently support our commercial brands.
Research and development. Research and development costs for the second quarter of 2016 were $0.7 million, compared to $0.8 million for the same period last year, representing a decrease of $0.1 million, or approximately 18.0%. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense decreased 13.0% to $1.9 million for the three months ended June 30, 2016 compared to $2.2 million for the prior year. The $0.3 million decrease from the prior year was primarily driven by decreases in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for both the three months ended June 30, 2016 and the three months ended June 30, 2015 totaled approximately $0.5 million.
Income taxes. Income taxes for the three months ended June 30, 2016 decreased $0.4 million, compared to the second quarter of 2015. The change was the result of the pretax loss in the second quarter of 2016 compared to income in the same period last year. As a percentage of income (loss) before income taxes, income taxes were 40.3% for the three months ended June 30, 2016 compared to 44.7% for the three months ended June 30, 2015.
As of June 30, 2016, we have approximately $43.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
The following table presents the unaudited interim statements of operations for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015	Change
Net revenues	$15,152,367	$17,596,515	$(2,444,148)
Costs and expenses:
Cost of products sold	2,379,200	2,398,842	(19,642)
Selling and marketing	6,971,241	7,036,401	(65,160)
Research and development	1,385,252	2,687,082	(1,301,830)
General and administrative	3,952,368	3,797,703	154,665
Amortization	1,070,198	998,440	71,758
Total costs and expenses	15,758,259	16,918,468	(1,160,209)
Operating income (loss)	(605,892)	678,047	(1,283,939)
Interest income	108,612	114,248	(5,636)
Interest expense	(48,689)	(34,039)	(14,650)
Income (loss) before income taxes	(545,969)	758,256	(1,304,225)
Income tax (expense) benefit	216,474	(337,446)	553,920
Net income (loss)	$(329,495)	$420,810	$(750,305)
Net revenues. Net revenues for the six months ended June 30, 2016 were approximately $15.2 million compared to $17.6 million for the six months ended June 30, 2015, representing a decrease of $2.4 million, or 13.9%.
The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2016	2015	Change
Products:
Acetadote	$3,732,661	$4,321,686	$(589,025)
Omeclamox-Pak	1,401,788	1,702,376	(300,588)
Kristalose	7,243,882	8,220,744	(976,862)
Vaprisol	789,848	1,504,008	(714,160)
Caldolor	1,703,861	1,654,733	49,128
Other	280,327	192,968	87,359
Total net revenues	$15,152,367	$17,596,515	$(2,444,148)
The change in revenue from the prior year period was driven primarily by decreases in four of our five branded prescription products.
Kristalose revenue decreased by $1.0 million or 11.9% primarily by reduced sales volume. This reduction was partially offset by improved pricing during the six months ended June 30, 2016. We also experienced improvements in the level of net revenue deductions from managed care as a result of new managed care agreements entered into during 2016 that lower the amount of rebates.
Vaprisol revenue decreased $0.7 million during the six months ended June 30, 2016 compared to the prior year period primarily due to lower sales volume but partially offset by improved pricing.
Acetadote net revenue for the first six months of 2016 included $2.4 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $2.3 million for the same period last year. This increase in sales of our Authorized Generic product partially offset the decrease in total Acetadote revenue. Our branded Acetadote product net revenue decreased $0.7 million due to a reduction in sales volume as a result of generic competition. The reduced sales volume revenue decrease was partially offset by a decrease in revenue deductions related to expired products during the six months ended June 30, 2016. It is possible that our future Acetadote and Authorized Generic revenue will be impacted by generic competition.

Omeclamox-Pak revenue declined $0.3 million during the six months ended June 30, 2016 compared to the prior year. The decrease was the result of lower sales volume.
The Caldolor product revenue experienced an increase of 3.0% during the six months ended June 30, 2016 compared to the same period last year. While we expect Caldolor annual product revenue to continue to grow, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors. Caldolor revenue in the six months ended June 30, 2016 was positively impacted by international sales.
Cost of products sold. Cost of products sold for the first six months of 2016 remained consistent at $2.4 million compared to the same period in the prior year. As a percentage of net revenues, cost of products sold were 15.7% compared to 13.6% during the prior year. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for both the six months ended June 30, 2016 and the six months ended June 30, 2015 totaled approximately $7.0 million. There were increases in certain promotional spending categories including print materials, direct mailings and product samples, offset by decreases in compensation and benefits expense. During the period we also incurred incremental expenses as we prepare our Ethyol product launch. We continue to actively align our selling and marketing efforts and expenses to efficiently support our commercial brands.
Research and development. Research and development costs for the first six months of 2016 were $1.4 million, compared to $2.7 million for the same period last year, representing a decrease of approximately $1.3 million, or 48.4%. This change was primarily the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission was successful and the FDA approved Caldolor for a pediatric indication. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense was $4.0 million for the six months ended June 30, 2016, compared to $3.8 million during the same period last year. The $0.2 million increase from the prior year was primarily driven by a $0.3 million reduction in contingent consideration during the prior year as the result of a decrease in the cost of the Vaprisol acquisition. We also experienced increases in legal and professional fees during 2016. The general and administrative expense increases were partially offset by decreases in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2016 totaled approximately $1.1 million, which was an increase of $0.1 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax benefit for the six months ended June 30, 2016 totaled $0.2 million, compared to income tax expense of $0.3 million in the six months ended June 30, 2015. The change was the result of the pretax loss during the six months ended June 30, 2016 compared to the same period last year. As a percentage of income (loss) before income taxes, income tax expense was 39.6% for the six months ended June 30, 2016 compared to 44.5% for the six months ended June 30, 2015.
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
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At both June 30, 2016 and December 31, 2015, we had approximately $14.6 million invested in marketable securities.

The following table summarizes our liquidity and working capital as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Cash and cash equivalents	$35,837,240	$38,203,059
Marketable securities	14,565,154	14,564,115
Total cash, cash equivalents and marketable securities	$50,402,394	$52,767,174

Working capital (current assets less current liabilities)	$55,096,808	$54,700,327
Current ratio (multiple of current assets to current liabilities)	7.2	5.4

Revolving line of credit availability	$8,500,000	$10,300,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2016 and June 30, 2015:

	Six months ended June 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(543,936)	$4,067,868
Investing activities	(1,097,827)	(2,052,929)
Financing activities	(724,056)	(2,940,295)
Net decrease in cash and cash equivalents	$(2,365,819)	$(925,356)
The net $2.4 million decrease in cash and cash equivalents for the six months ended June 30, 2016 was attributable to cash used in operating, investing, and financing activities. Cash used in operating activities of $0.5 million was primarily impacted by changes in our working capital of $3.1 million, including net reductions in accounts payable and accrued liabilities of $4.1 million. Cash used in operating activities also include the net loss for the period of $0.3 million. These uses of operating cash were offset by non-cash expenses of depreciation and amortization and share-based compensation expense totaling $1.6 million. Cash used in investing activities included a net cash investment in our intangible assets of $1.1 million and $0.1 million associated with our investing activities in marketable securities. Our financing activities included $1.7 million in cash used to repurchase shares of our common stock and $1.8 million in cash provided by borrowings under our line of credit.
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
As of June 30, 2016, we have approximately $43.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. At June 30, 2016, we had $3.5 million in borrowings under the Loan Agreement. On July 29, 2016, we amended the agreement to extend the original three-year term by an additional year and obtained a compliance waiver for a financial covenant as of June 30, 2016. As a result of the amendment, we are in compliance with all covenants and the loan agreement expires on June 30, 2018. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.5% at June 30, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of Cumberland’s assets.

Under the Loan Agreement, we are subject to certain financial covenants, including, but not limited to, maintaining an EBIT to Interest Expense Ratio and a Funded Debt Ratio, as such terms are defined in the Loan Agreement and that are determined on a quarterly basis.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2016 and 2015, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.6 million in marketable securities outstanding at June 30, 2016, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of June 30, 2016, we had $3.5 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2016 and 2015. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the six months ended June 30, 2016, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 3, 2016, the USPTO issued U.S. Patent number 9,327,028 (the “028 Acetadote Patent”) which is assigned to us. The claims of the 028 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 028 Acetadote Patent was listed in the FDA Orange Book and it is scheduled to expire in July 2031.
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
We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021, five others expiring in September 2029 and one other expiring in September 2030. On November 20, 2015, the FDA awarded three years of marketing exclusivity to Caldolor in connection with the approval of the Caldolor supplemental new drug application. Such exclusivity extends through November 20, 2018.
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
On May 13, 2010, we announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, our Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of our outstanding common stock.
The following table summarizes the activity, by month, during the six months ended June 30, 2016:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	68,471		$4.67	68,471	$8,763,032
May	67,670	(1)	4.57	67,670	8,453,659
June	17,724		4.55	17,724	8,372,947
Total	153,865			153,865

(1) Of this amount, 32,312 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

August 5, 2016	By:	/s/ A.J. Kazimi
A.J. Kazimi
Chief Executive Officer

	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer