Form 10-Q
period 2016-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2016-11-03
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common stock, no par value	16,180,604

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,546,244	$38,203,059
Marketable securities	14,600,404	14,564,115
Accounts receivable, net of allowances	6,672,300	6,077,120
Inventories	4,983,227	4,270,143
Other current assets	5,160,817	3,997,637
Total current assets	66,962,992	67,112,074
Property and equipment, net	482,591	536,450
Intangible assets, net	21,172,570	21,168,596
Other assets	2,456,118	3,101,839
Total assets	$91,074,271	$91,918,959
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,658,196	$2,877,479
Other current liabilities	5,027,735	9,534,268
Total current liabilities	11,685,931	12,411,747
Revolving line of credit	3,700,000	1,700,000
Other long-term liabilities	1,265,725	987,429
Total liabilities	16,651,656	15,099,176
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,195,631 and 16,379,501 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	55,175,133	57,338,294
Retained earnings	19,354,625	19,549,614
Total shareholders’ equity	74,529,758	76,887,908
Noncontrolling interests	(107,143)	(68,125)
Total equity	74,422,615	76,819,783
Total liabilities and equity	$91,074,271	$91,918,959
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenues	$8,791,753	$7,885,048	$23,944,120	$25,481,563
Costs and expenses:
Cost of products sold	1,973,948	980,176	4,353,148	3,379,018
Selling and marketing	3,614,714	3,608,828	10,585,955	10,645,229
Research and development	644,662	757,442	2,029,914	3,444,524
General and administrative	1,865,575	1,794,279	5,817,943	5,591,982
Amortization	562,722	473,439	1,632,920	1,471,879
Total costs and expenses	8,661,621	7,614,164	24,419,880	24,532,632
Operating income (loss)	130,132	270,884	(475,760)	948,931
Interest income	51,636	64,072	160,248	178,320
Interest expense	(29,088)	(19,815)	(77,777)	(53,854)
Income (loss) before income taxes	152,680	315,141	(393,289)	1,073,397
Income tax (expense) benefit	(57,192)	(193,439)	159,282	(530,885)
Net income (loss)	95,488	121,702	(234,007)	542,512
Net loss at subsidiary attributable to noncontrolling interests	10,678	4,911	39,018	37,780
Net income (loss) attributable to common shareholders	$106,166	$126,613	$(194,989)	$580,292
Earnings (loss) per share attributable to common shareholders
- basic	$0.01	$0.01	$(0.01)	$0.03
- diluted	$0.01	$0.01	$(0.01)	$0.03
Weighted-average shares outstanding
- basic	16,217,442	16,604,682	16,268,579	16,811,360
- diluted	16,504,568	16,996,376	16,268,579	17,193,854

Comprehensive income (loss) attributable to common shareholders	106,166	126,613	(194,989)	580,292
Net loss at subsidiary attributable to noncontrolling interests	10,678	4,911	39,018	37,780
Total comprehensive income (loss)	$95,488	$121,702	$(234,007)	$542,512
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(234,007)	$542,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,785,057	1,677,906
Deferred tax benefit	662,689	43,991
Share-based compensation	623,504	426,651
Excess tax expense (benefit) derived from exercise of stock options	907,270	(470,584)
Noncash interest expense	61,224	33,001
Noncash investment gains	(69,140)	(80,321)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(595,180)	(293,665)
Inventory	(713,084)	1,394,280
Other current assets and other assets	(1,241,372)	(239,484)
Accounts payable and other current liabilities	(1,705,007)	1,457,656
Other long-term liabilities	267,730	61,553
Net cash (used in) provided by operating activities	(250,316)	4,553,496
Cash flows from investing activities:
Additions to property and equipment	(98,275)	(96,768)
Purchases of marketable securities	(3,643,894)	(5,201,240)
Proceeds from sale of marketable securities	3,676,745	5,684,149
Additions to intangible assets	(1,554,410)	(2,392,477)
Net cash used in investing activities	(1,619,834)	(2,006,336)
Cash flows from financing activities:
Net borrowings on line of credit	2,000,000	1,700,000
Exercise of stock options	—	21,366
Excess tax (expense) benefit derived from exercise of stock options	(907,270)	470,584
Cash settlement of contingent consideration	—	(1,618,983)
Repurchase of common shares	(1,879,395)	(4,669,873)
Net cash used in financing activities	(786,665)	(4,096,906)
Net decrease in cash and cash equivalents	(2,656,815)	(1,549,746)
Cash and cash equivalents at beginning of period	38,203,059	39,866,037
Cash and cash equivalents at end of period	$35,546,244	$38,316,291
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Net change in unpaid additions to intangibles, property and equipment	$(82,487)	$1,266,759
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2015	16,379,501	$57,338,294	$19,549,614	$(68,125)	$76,819,783
Share-based compensation	223,587	623,504	—	—	623,504
Exercise of options and related tax benefit	—	(907,270)	—	—	(907,270)
Repurchase of common shares	(407,457)	(1,879,395)	—	—	(1,879,395)
Net loss	—	—	(194,989)	(39,018)	(234,007)
Balance, September 30, 2016	16,195,631	$55,175,133	$19,354,625	$(107,143)	$74,422,615
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2015 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and nine months ended September 30, 2016 and 2015.
Recent Accounting Guidance
Recently Issued Accounting Guidance Not Yet Adopted
In August 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance in the form of a FASB Accounting Standards Update ("ASU"), "Classification of Certain Cash Receipts and Cash Payments". The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. The Company is evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
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
In March 2016, the FASB released in the form of a FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share ("EPS"), and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on the consolidated financial statements including the unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.0 million and the future vesting of shares of restricted stock issued to employees and directors.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2016 and December 31, 2015, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income.

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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$6,722,556	$6,722,556	$—	$5,700,335	$5,700,335
U.S. Agency notes and bonds – fixed rate	—	1,802,779	1,802,779	—	2,447,066	2,447,066
SBA loan pools – variable rate	—	1,440,069	1,440,069	—	1,681,714	1,681,714
Municipal bonds – VRDN	4,635,000	—	4,635,000	4,735,000	—	4,735,000
Total fair value of marketable securities	$4,635,000	$9,965,404	$14,600,404	$4,735,000	$9,829,115	$14,564,115
(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

	Three months ended September 30,
	2016	2015
Numerator:
Net income attributable to common shareholders	$106,166	$126,613
Denominator:
Weighted-average shares outstanding – basic	16,217,442	16,604,682
Dilutive effect of other securities	287,126	391,694
Weighted-average shares outstanding – diluted	16,504,568	16,996,376

	Nine months ended September 30,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$(194,989)	$580,292
Denominator:
Weighted-average shares outstanding – basic	16,268,579	16,811,360
Dilutive effect of other securities	—	382,494
Weighted-average shares outstanding – diluted	16,268,579	17,193,854
As of September 30, 2016 and 2015, restricted stock awards and options to purchase 21,950 and 54,798 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Products:
Acetadote	$1,807,495	$2,065,081	$5,532,893	$6,386,767
Omeclamox-Pak	752,808	691,120	2,154,596	2,393,495
Kristalose	3,671,397	3,939,294	10,915,276	12,160,037
Vaprisol	496,279	670,621	1,286,126	2,199,645
Caldolor	1,357,289	352,343	3,060,441	2,007,076
Ethyol	519,400	—	519,400	—
Other	187,085	166,589	475,388	334,543
Total net revenues	$8,791,753	$7,885,048	$23,944,120	$25,481,563
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $1.2 million and $1.1 million for the third quarter of 2016 and 2015 and $3.5 million and $3.3 million on a year-to-date basis as of September 30, 2016 and 2015, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable, up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company recognizes revenue for these substantive milestones using the milestone method. The Company is also entitled to

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

receive royalties on future sales of the products under the agreements. During the nine months ended September 30, 2016, the Company recognized $200,000 in milestone payments associated with these international agreements.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2016 and December 31, 2015, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor, of approximately $0.7 million and $2.7 million, respectively. During the third quarter of 2016, the Company began to destroy obsolete Caldolor inventory.  This reduced both the inventory and the cumulative charges for obsolete inventory.
Caldolor inventory on hand at September 30, 2016 and December 31, 2015 had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015. The current Caldolor inventory at September 30, 2016 has FDA extended expiration dates through early 2017. The Company began to receive new Caldolor 800 mg supplies, with seven years of shelf life. During the third quarter of 2016 the Company began to sell the new inventory in the United States.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, net inventory was comprised of the following:

	September 30, 2016	December 31, 2015
Raw materials	$2,618,737	$2,576,621
Consigned inventory	336,504	235,636
Finished goods	2,027,986	1,457,886
Total	$4,983,227	$4,270,143
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the Company repurchased 407,457 shares and 712,134 shares of common stock for approximately $1.9 million and $4.7 million, respectively.
Restricted Share Grants
During the nine months ended September 30, 2016, the Company issued approximately 226,425 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant. Restricted stock issued to directors vests on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of income and comprehensive income.
Debt Agreement

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $3.7 million and $1.7 million in borrowings under the Loan Agreement at September 30, 2016 and 2015. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.5% at September 30, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. On July 29, 2016, Cumberland obtained a compliance waiver for a financial covenant as of June 30, 2016. On October 28, 2016, the Company obtained a compliance waiver and amended the agreement to modify a financial covenant, replacing the EBIT to interest ratio covenant with a minimum liquidity requirement. As a result of the covenant waiver and modification in the October 28, 2016 amendment, the Company achieved compliance with all covenants as of September 30, 2016.
(7) INCOME TAXES
At September 30, 2016, the Company has unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.0 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company's utilization of these net operating loss carryforwards and a net operating loss in 2013 resulted in minimal income taxes paid in each of the years 2009 through 2015. The Company expects to achieve taxable income through its operations and pay minimal income taxes in 2016 through utilization of these net operating loss carryforwards.
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
(10) PRODUCT ADDED DURING 2016
Ethyol
On May 10, 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize Ethyol® (amifostine) in the United States. Ethyol is a FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There are no upfront payments required under the agreement. Cumberland acquires the intangible assets associated with the exclusive commercial rights in the United States through royalty payments to Clinigen based on tiered levels of net sales. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.

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

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill hospitalized patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with aspirin-exacerbated respiratory disease (AERD);

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with systemic sclerosis (SSc); and

•	Portaban™ (ifetroban) oral formulation, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease.

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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market six products approved for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to identify and develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize. Specifically, we expect to grow by executing the following plans:

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
Recent Developments and Highlights
Board of Directors Appointment
Caroline Young's appointment to Cumberland’s Board of Directors was effective September 13, 2016. She is the prior President of the Nashville Health Care Council and founding Executive Director of the Tennessee Biotechnology Association.
Ethyol® Agreement
During August 2016, we began distribution of Ethyol for injection to wholesalers within the United States and in September 2016, we launched the national promotional support for the brand. Ethyol is Cumberland's first oncology product and complements our current hospital product line. We entered into an exclusive agreement earlier this year with Clinigen Group plc whereby Cumberland is responsible for all distribution, promotion, and medical support of Ethyol in the United States.
Ethyol is an FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer.
Portaban™ Program
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban (ifetroban) oral formulation for the treatment of portal hypertension associated with liver disease. The U.S. Food and Drug Administration (FDA) has cleared our investigational new drug application (IND) for a Phase II clinical program for Portaban. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.
Caldolor®
Caldolor® Pediatric Launch
We launched the promotion of Caldolor for the treatment of pain and fever in children in March 2016. Caldolor has been approved for use in adults for the management of pain, as well as the reduction of fever, since 2009. We received approval and three-year exclusivity from the FDA in November 2015 for the use of Caldolor in children six months of age and older. Cumberland seeks to maximize the potential of its FDA approved product line and expand the use of its products into new patient populations. The pediatric approval and launch of Caldolor for use in children is an example of the successful execution of that strategy.
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
We are completing the data analysis and reports for this study while also planning the next steps for this program which are expexted to also include a Phase IIb study.
New Hospital Product Candidate
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, we have targeted a cholesterol reducing agent for use in the hospital setting. Cumberland has successfully designed, formulated and completed the preclinical studies for such a product candidate. In late October, the FDA cleared the related IND and we are now initiating a Phase I study in healthy volunteers to determine the pharmacokinetic and safety profile for this new product candidate.
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
As included in Part 2, Item 1, Legal Proceedings in our Form 10-Q for the quarter ended March 31, 2016, on September 14, 2015, the arbitrator issued a final award in our favor, enjoining Mylan Pharma Group Limited and Mylan Teoranta, together with all their affiliates, from selling, delivering, or giving away any acetylcysteine injectable drug product to another entity or person until April 30, 2018. The award notes that as the prevailing party, we are entitled to reimbursement of our attorney’s fees and related costs associated with the arbitration.
As included in Part 2, Item 1a, Risk Factors, in our Form 10-Q for the quarter ended June 30, 2016, on September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ruled in our favor in our lawsuit against Mylan for infringement of our U.S. Patent number 8,399,445 (the “445 Acetadote Patent”).  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following table presents the unaudited interim statements of operations for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015	Change
Net revenues	$8,791,753	$7,885,048	$906,705
Costs and expenses:
Cost of products sold	1,973,948	980,176	993,772
Selling and marketing	3,614,714	3,608,828	5,886
Research and development	644,662	757,442	(112,780)
General and administrative	1,865,575	1,794,279	71,296
Amortization	562,722	473,439	89,283
Total costs and expenses	8,661,621	7,614,164	1,047,457
Operating income	130,132	270,884	(140,752)
Interest income	51,636	64,072	(12,436)
Interest expense	(29,088)	(19,815)	(9,273)
Income before income taxes	152,680	315,141	(162,461)
Income tax expense	(57,192)	(193,439)	136,247
Net income	$95,488	$121,702	$(26,214)
Net revenues. Net revenues for the three months ended September 30, 2016 were approximately $8.8 million compared to $7.9 million for the three months ended September 30, 2015, representing an increase of $0.9 million, or 11.5%.
The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2016	2015	Change
Products:
Acetadote	$1,807,495	$2,065,081	$(257,586)
Omeclamox-Pak	752,808	691,120	61,688
Kristalose	3,671,397	3,939,294	(267,897)
Vaprisol	496,279	670,621	(174,342)
Caldolor	1,357,289	352,343	1,004,946
Ethyol	519,400	—	519,400
Other	187,085	166,589	20,496
Total net revenues	$8,791,753	$7,885,048	$906,705
The increase in total net revenues from the prior year period was driven primarily by an increase in Caldolor net revenue of $1.0 million and net revenue for our newest brand, Ethyol of $0.5 million. Omeclamox-Pak revenue increased $0.1 million or 9%. Acetadote revenue decreased by $0.3 million compared to the third quarter of 2015 and Kristalose revenue decreased by $0.3 million compared to the third quarter of 2015.
The Caldolor product revenue increase of $1.0 million for the three months ended September 30, 2016 was a 285.2% improvement compared to the same period last year. Caldolor revenue in the third quarter of 2016 was positively impacted by growth in both international sales and domestic net revenue.
Ethyol revenue for the third quarter of 2016 was $0.5 million. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
Kristalose revenue decreased by $0.3 million during the third quarter of 2016 when compared to the prior year period. The product's net revenue was impacted by reduced sales volume. It was positively impacted from improved pricing.
Our Authorized Generic distributed by Perrigo experienced a $0.1 million increase in revenue when compared to the prior year period. Authorized Generic sales were consistent on a sequential basis when compared to the second quarter of 2016. We experienced a decrease of $0.4 million in our branded Acetadote net revenue from the prior year period. Our branded Acetadote revenue was consistent on a sequential basis when compared to the second quarter of 2016.
Vaprisol revenue decreased during the third quarter of 2016 when compared to the prior year period due primarily to lower sales volumes.
Omeclamox-Pak revenue increased $0.1 million or 9% due to improved net pricing and customer mix. This increase was partially offset by slightly lower sales volumes.
Cost of products sold. Cost of products sold for the third quarter of 2016 increased $1.0 million compared to the prior year. As a percentage of net revenues, cost of products sold experienced an increase to 22.5% during the three months ended September 30, 2016 compared to 12.4% during the three months ended September 30, 2015. This increase in costs of products sold as a percentage of revenue was attributable to the increase in international sales and a change in the product sales mix during the quarter compared to the prior year. The costs of products sold during the three months ended September 30, 2016 included the new Caldolor inventory received and sold during the period. These new Caldolor units had a higher cost than our previous inventory as well as a higher cost than the future shipments we will receive from this supplier. As such, we expect this to be a temporary increase in the costs of products sold for the domestic Caldolor market.
Selling and marketing. Selling and marketing expense for the three months ended September 30, 2016 and September 30, 2015 remained consistent totaling approximately $3.6 million.
Research and development. Research and development costs for the third quarter of 2016 were $0.6 million, compared to $0.8 million for the same period last year, representing a decrease of approximately 14.9%. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense increased 4.0% to $1.9 million for the three months ended September 30, 2016 compared to $1.8 million for the prior year. The $0.1 million increase from the prior year was primarily driven by increases in compensation and benefit expense during the period.

Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2016 and September 30, 2015 totaled approximately $0.6 million and $0.5 million, respectively.
Income taxes. Income taxes for the three months ended September 30, 2016 decreased $0.1 million, compared to the third quarter of 2015. The change was the result of lower pretax income in the third quarter of 2016 compared to the same period last year. As a percentage of income before income taxes, income taxes were 37.5% for the three months ended September 30, 2016 compared to 61.4% for the three months ended September 30, 2015. The income tax rate for the three months ended September 30, 2015 was impacted by adjustments to our valuation allowance and increases in our state income tax expense, including changes from legislation.
As of September 30, 2016, we have approximately $44.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following table presents the unaudited interim statements of operations for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015	Change
Net revenues	$23,944,120	$25,481,563	$(1,537,443)
Costs and expenses:
Cost of products sold	4,353,148	3,379,018	974,130
Selling and marketing	10,585,955	10,645,229	(59,274)
Research and development	2,029,914	3,444,524	(1,414,610)
General and administrative	5,817,943	5,591,982	225,961
Amortization	1,632,920	1,471,879	161,041
Total costs and expenses	24,419,880	24,532,632	(112,752)
Operating income (loss)	(475,760)	948,931	(1,424,691)
Interest income	160,248	178,320	(18,072)
Interest expense	(77,777)	(53,854)	(23,923)
Income (loss) before income taxes	(393,289)	1,073,397	(1,466,686)
Income tax (expense) benefit	159,282	(530,885)	690,167
Net income (loss)	$(234,007)	$542,512	$(776,519)
Net revenues. Net revenues for the nine months ended September 30, 2016 were approximately $23.9 million compared to $25.5 million for the nine months ended September 30, 2015, representing a decrease of $1.5 million, or 6.0%.
The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2016	2015	Change
Products:
Acetadote	$5,532,893	$6,386,767	$(853,874)
Omeclamox-Pak	2,154,596	2,393,495	(238,899)
Kristalose	10,915,276	12,160,037	(1,244,761)
Vaprisol	1,286,126	2,199,645	(913,519)
Caldolor	3,060,441	2,007,076	1,053,365
Ethyol	519,400	—	519,400
Other	475,388	334,543	140,845
Total net revenues	$23,944,120	$25,481,563	$(1,537,443)

The Caldolor product revenue experienced an increase of 52.5% or $1.1 million during the nine months ended September 30, 2016 compared to the same period last year. While we expect Caldolor annual product revenue to continue to grow, we anticipate quarterly fluctuations due to wholesaler and hospital buying patterns and other factors. Caldolor revenue in the nine months ended September 30, 2016 was positively impacted by international sales.
Ethyol revenue for the nine months ended September 30, 2016 was $0.5 million. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
Kristalose revenue decreased by $1.2 million or 10.2% primarily by reduced sales volume. This reduction was partially offset by improved pricing during the nine months ended September 30, 2016. We also experienced improvements in the level of net revenue deductions from managed care as a result of new managed care agreements entered into during 2016 that lowered the amount of rebates.
Vaprisol revenue decreased $0.9 million during the nine months ended September 30, 2016 compared to the prior year period primarily due to lower sales volume but partially offset by improved pricing.
Acetadote net revenue for the first nine months of 2016 included $3.5 million in revenue from sales of our Authorized Generic distributed by Perrigo, compared to $3.3 million for the same period last year. This increase in sales of our Authorized Generic product partially offset the decrease in total Acetadote revenue. Our branded Acetadote product net revenue decreased $1.1 million due to a reduction in sales volume as a result of generic competition. The reduced sales volume revenue decrease was partially offset by a decrease in revenue deductions related to expired products during the nine months ended September 30, 2016.
Omeclamox-Pak revenue declined $0.2 million during the nine months ended September 30, 2016 compared to the prior year. The decrease was primarily the result of lower sales volume.
Cost of products sold. Cost of products sold for the first nine months of 2016 were $4.4 million, compared to $3.4 million for the same period last year, representing an increase of approximately $1.0 million, or 28.8%. As a percentage of net revenues, cost of products sold were 18.2% compared to 13.3% during the prior year. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expense for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015 totaled approximately $10.6 million. There were increases in certain promotional spending categories including print materials, direct mailings and product samples, offset by decreases in compensation and benefits expense. During the period we also incurred incremental expenses as we prepared our Ethyol product launch. We continue to actively align our selling and marketing efforts and expenses to efficiently support our commercial brands.
Research and development. Research and development costs for the first nine months of 2016 were $2.0 million, compared to $3.4 million for the same period last year, representing a decrease of approximately $1.4 million, or 41.1%. This change was primarily the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA during the first quarter of 2015. This submission was successful and the FDA approved Caldolor for a pediatric indication. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities.
General and administrative. General and administrative expense was $5.8 million for the nine months ended September 30, 2016, compared to $5.6 million during the same period last year. The $0.2 million increase from the prior year was primarily driven by a $0.3 million reduction in contingent consideration during the prior year as the result of a decrease in the cost of the Vaprisol acquisition. We also experienced increases in legal and professional fees during 2016. The general and administrative expense increases were partially offset by decreases in compensation and benefit expense during the period.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2016 totaled approximately $1.6 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income taxes. Income tax benefit for the nine months ended September 30, 2016 totaled $0.2 million, compared to income tax expense of $0.5 million in the nine months ended September 30, 2015. The change was the result of the pretax loss during the nine months ended September 30, 2016 compared to income in the same period last year. As a percentage of income (loss) before income taxes, income taxes were 40.5% for the nine months ended September 30, 2016 compared to 49.5% for the nine months ended September 30, 2015. The income tax rate for the nine months ended September 30, 2015 was impacted by adjustments to our valuation allowance and increases in our state income tax expense, including changes from legislation.

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
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At both September 30, 2016 and December 31, 2015, we had approximately $14.6 million invested in marketable securities.
The following table summarizes our liquidity and working capital as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$35,546,244	$38,203,059
Marketable securities	14,600,404	14,564,115
Total cash, cash equivalents and marketable securities	$50,146,648	$52,767,174

Working capital (current assets less current liabilities)	$55,277,061	$54,700,327
Current ratio (multiple of current assets to current liabilities)	5.7	5.4

Revolving line of credit availability	$8,300,000	$10,300,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2016 and September 30, 2015:

	Nine months ended September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(250,316)	$4,553,496
Investing activities	(1,619,834)	(2,006,336)
Financing activities	(786,665)	(4,096,906)
Net decrease in cash and cash equivalents	$(2,656,815)	$(1,549,746)
The net $2.7 million decrease in cash and cash equivalents for the nine months ended September 30, 2016 was attributable to cash used in operating, investing, and financing activities. Cash used in operating activities of $0.3 million was primarily impacted by changes in our working capital of $4.0 million, including net reductions in accounts payable and accrued liabilities of $1.7 million. Cash used in operating activities also includes the net loss for the period of $0.2 million. These uses of operating cash were offset by non-cash expenses of depreciation and amortization and share-based compensation expense totaling $2.4 million. Cash used in investing activities included a net cash investment in our intangible assets of $1.6 million. Our financing activities included $1.9 million in cash used to repurchase shares of our common stock and $2.0 million in cash provided by borrowings under our line of credit.
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
As of September 30, 2016, we have approximately $44.0 million of unrecognized net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that will be used to significantly offset future income tax obligations. These benefits will be recognized in the year in which they are able to reduce current income taxes payable.
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. We had $3.7 million and $1.7 million in borrowings under the Loan Agreement at September 30, 2016 and 2015. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.5% at September 30, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of Cumberland's assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. On July 29, 2016, we obtained a compliance waiver for a financial covenant as of June 30, 2016. On October 28, 2016, Cumberland obtained a compliance waiver and amended the agreement to modify a financial covenant, replacing the EBIT to interest ratio covenant with a minimum liquidity requirement. As a result of the covenant waiver and modification in the October 28, 2016 amendment, we achieved compliance with all covenants as of September 30, 2016.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2016 and 2015, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.6 million in marketable securities outstanding at September 30, 2016, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of September 30, 2016, we had $3.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2016 and 2015. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the nine months ended September 30, 2016, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2015, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 22 through 37 in our Annual Report on Form 10-K for the year ended December 31, 2015 under the section titled “Risk Factors.” There is an update to the information included in the risk factors found in Part 2, Item 1a, Risk Factors, in our Form 10-Q for the quarter ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
On May 13, 2010, we announced a share repurchase program to purchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, our Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of our outstanding common stock.
The following table summarizes the activity, by month, during the three months ended September 30, 2016:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	8,500		$4.72	8,500	$8,332,816
August	21,246	(1)	4.59	21,246	8,235,204
September	10,971		4.86	10,971	8,181,885
Total	40,717			40,717

(1) Of this amount, 3,268 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

10.33.1	First Amendment to Revolving Credit Loan Agreement, dated July 29, 2016, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

November 3, 2016	By:	/s/ A.J. Kazimi
A.J. Kazimi
Chief Executive Officer

	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer