Form 10-K
period 2016-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2017-03-13
CIK 1087294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2016 was $32,029,223. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 6, 2017 was 16,013,407.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2017 annual meeting of shareholders.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We promote our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.
Our portfolio of FDA approved brands includes:

•	Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;

•	Caldolor® (ibuprofen) Injection, for the treatment of pain and fever; recently approved for use in pediatric patients;

•	Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;

•	Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;

•	Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia; and

•
Ethyol® (amifostine) Injection for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer;

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS");

•	Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis ("SSc") form of autoimmune disease;

•	Portaban™ (ifetroban) oral formulation, a Phase II candidate for the treatment of patients with portal hypertension ("PH") associated with liver disease;

•
Methotrexate (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis; and

•
Totect® (dexrazoxane hydrochloride) Injection for emergency oncology intervention, to reverse the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues).

We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance.

Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market six FDA-approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to identify and progress promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize.
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
PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever, including pediatric patients	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Ethyol®	Radiation xerostomia and chemotherapy renal toxicity	Marketed
Hepatoren®	Hepatorenal Syndrome	Phase II
Boxaban®	Aspirin-Exacerbated Respiratory Disease	Phase II
VasculanTM	Systemic Sclerosis	Phase II
PortabanTM	Portal Hypertension associated with liver disease	Phase II
Methotrexate	Arthritis and psoriasis	Pre-approval
Totect®	Toxic chemotherapy extravasation	Pre-approval

Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of the liver toxicity associated with acetaminophen poisoning. Acetadote, has been available in the United States since Cumberland's 2004 introduction of the product through our hospital sales force. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen continues to be the leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
Acetadote received U.S. Food and Drug Administration ("FDA") approval as an orphan drug, which provided seven years of marketing exclusivity from the date of approval. In connection with the FDA's approval of Acetadote, we committed to certain post-marketing activities for the product. Completion of our first Phase IV commitment resulted in the FDA's 2006 approval of expanded labeling for the product for use in pediatric patients. Completion of our second Phase IV commitment resulted in further revised labeling for the product with FDA approval of additional safety data in 2008. Completion of our third and final Phase IV commitment in 2010 culminated in the FDA’s approval of a new formulation for the product. The next generation formulation, contains no ethylene diamine tetracetic acid ("EDTA") or other stabilization agent, chelating agent or preservative. In early 2011, Cumberland introduced this new Acetadote formulation replacing the original form of the product which we no longer manufacture.
In June 2013, the FDA approved updated labeling for Acetadote revising the product's indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance is now included for patients weighing over 100 kg and new language has been added to alert health care providers that in certain clinical situations, therapy should be extended for some patients.
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2016.
In November 2015, an Illinois judge issued a final ruling in favor of Cumberland Pharmaceuticals Inc. in a patent case associated with Acetadote. By ruling in Cumberland's favor, the court upheld the validity of the patent which encompasses our EDTA-Free formulation and has a term until August 2025. The court also granted a permanent injunction preventing challengers from marketing a generic version of our proprietary Acetadote product formulation before the expiration of Cumberland’s patent in August 2025.
On January 26, 2017, an Appeals Court affirmed the District Court ruling in the Company's favor upholding Cumberland's Acetadote patent and expressly rejected the validity challenge.
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our FDA submission for the product's registration. The FDA approved Caldolor for marketing in the United States during the middle portion of 2009 following a priority review. The product was indicated for use by adults for the management of mild to moderate pain and the management of moderate to severe pain as an adjunct to opioid analgesics. It was also the first FDA-approved intravenous therapy for treating fever.
In late 2009, we launched Caldolor and stocked the product at major wholesalers serving hospitals nationwide. We initially worked to establish a core group of medical facilities approving and purchasing the product and then focused on building more sales volume and treating a broader range of patients within those stocked facilities. We promote Caldolor in the United States through our dedicated hospital sales force. By the end of 2016, Caldolor had been purchased by nearly 1,400 health care facilities in the U.S.

We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those clinical trials involved another 1,000 patients, adult and pediatric patients. These studies included data on a shortened infusion time and pre-surgical administration of the product. To address our Phase IV commitment to the FDA, these studies also included evaluation of the product for the reduction of fever in hospitalized children and the treatment of pain in children undergoing tonsillectomy surgeries. Information from these Phase IV studies, including an updated integrated safety database, was submitted to the FDA in early 2015 with a request for updated product labeling.
In late 2015, we received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We also continue to pursue and evaluate potential improvements to the product’s packaging. In March 2016, we began promotion of Caldolor for this pediatric indication. Also in 2016 we reached agreement with the FDA on the design of another Phase IV study evaluating the product in newborns and infants less than six month of age. We then started the implementation of that study. We also continue to pursue and evaluate potential improvements to the product’s presentation and continue to support a series of investigator initiated studies with related publications.
Kristalose®
Kristalose is a prescription laxative administered orally for the treatment of acute and chronic constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient acceptance and compliance. Kristalose is the only prescription laxative available in pre-measured powder packets. Kristalose dissolves easily in four ounces of water, offering patients a virtually taste-free, grit-free and essentially calorie-free alternative to lactulose syrups. We conducted a preference study which indicated that seventy-seven percent of patients surveyed prefer the taste, consistency and portability of Kristalose over similar products in syrup forms.
We acquired exclusive U.S. commercialization rights to Kristalose in 2006, assembled a dedicated field sales force and re-launched it in September 2006 as a Cumberland brand. We direct our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists and internists. We supplement this personal promotion with telemarketing campaigns to expand our reach and support of the product.
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
Using the preference data as a cornerstone of our marketing efforts, we have made significant gains following our repositioning of the brand in early 2014. The new marketing strategy includes an enhanced patient coupon program and expanded managed care coverage for the product. During 2015 and 2016, we worked to expand and improve the contract terms for the product’s managed care coverage.
Omeclamox®-Pak
Many ulcers of the gastrointestinal tract are caused by an infection from the Helicobacter pylori (“H. pylori”) bacterium. Omeclamox-Pak is a branded prescription product used for the treatment of these infections and the related duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin. Omeclamox-Pak was the first FDA approved triple therapy combination medication to contain omeprazole as the proton pump inhibitor, which works to decrease the amount of acid the stomach produces. Clarithromycin and amoxicillin are both antibiotic agents which hinder the growth of the H. pylori bacteria. Interaction of these agents allows the stomach lining to heal effectively. The medications are packaged together on convenient daily dosing cards, making it simple to follow the twice a day dosing before meals.
While there are competing combination products, Omeclamox-Pak is one of the few actively marketed brands for this condition. In addition, compared to the competitors, Omeclamox-Pak involves the lowest pill burden and fewest days of therapy. Our involvement with Omeclamox-Pak began in October 2013, through a co-promotion agreement with Pernix Therapeutics ("Pernix"). In November 2015, Cumberland entered into an exclusive license and supply agreement with Gastro-Entero Logic, LLC (“GEL”), assumed full commercial responsibility for Omeclamox-Pak in the United States, and concluded our agreements with Pernix. Cumberland is now responsible for the supply chain, national accounts and all sales promotion of Omeclamox-Pak as part of the GEL agreement.
Our field sales force promotes Omeclamox-Pak to the gastroenterologist segment, which accounts for the largest component of the prescriber base for this product. We supplement this personal promotion through telemarketing campaigns to expand the support and use of the product. During 2016, we established a series of contracts to provide managed care coverage for Omeclamox-Pak. Cumberland is also seeking a new co-promotion partner to support the product with primary care physicians who were previously covered by Pernix.
Vaprisol®
In early 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol, including certain product rights, intellectual property and related assets. Vaprisol is a prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment.
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
We re-launched active promotion of the brand during the middle of 2014 utilizing our hospital sales force supported by a series of marketing initiatives.
Ethyol®
In May 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize Ethyol in the United States. Ethyol is a FDA approved cytoprotective drug containing amifostine for injection. It is indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States.
In August 2016, we began distribution of Ethyol for injection to wholesalers within the U.S. and in September 2016, we launched the national promotional support for the brand. Ethyol is Cumberland's first oncology product and complements our current hospital product line.
Hepatoren®
In 2011, we entered into an agreement to acquire the rights to ifetroban, a new Phase II product candidate. Our acquisition of the rights to the ifetroban program includes an extensive clinical database and non-clinical data package as well as manufacturing processes, know-how and intellectual property. Ifetroban was initially developed by a large pharmaceutical company for significant cardiovascular indications. That company conducted extensive studies for their target indications and eventually donated the entire program to Vanderbilt University. Researchers at Vanderbilt identified ifetroban as a potentially valuable compound in treating patients for several niche indications. Cumberland acquired the rights to the ifetroban program from Vanderbilt through CET with the intention to develop the product for several potential new indications.
We have commenced manufacturing of an intravenous formulation of ifetroban and the FDA has cleared our IND application for this product candidate. We have initiated clinical development under the brand name Hepatoren and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"). HRS is a life threatening condition, with a high mortality rate and no approved pharmaceutical therapy in the U.S.

We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of escalating doses of Hepatoren in HRS patients. Progression to higher dose levels was reviewed and approved by an independent safety committee. The study was stratified into Type I or Type II patients with HRS based upon the progression of their disease.
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted. Furthermore, the Type II patients receiving the higher dose levels of Hepatoren were more likely to experience increases in urine output, a signal of improved kidney function, compared to patients who received placebo.
In 2016, we completed the data analysis and reports from this study and began planning the next steps for this development program which are expected to include a Phase II efficacy trial. With favorable results from that study we would expect to seek orphan drug status for this unmet medical need.
Boxaban®
We have also completed the manufacturing of an oral formulation of ifetroban and the FDA has cleared an IND amendment for this product candidate. We have initiated clinical development under the brand name Boxaban, evaluating this candidate for patients suffering from aspirin-exacerbated respiratory disease (AERD). Also known as Samter’s Triad, AERD is a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin or nonsteroidal anti-inflammatory drugs. Approximately one in twenty asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community. There is no U.S. approved pharmaceutical treatment for AERD.
We completed a Phase II clinical study designed to gather initial safety and tolerability data on Boxaban in AERD patients. It was a multicenter study of sixteen patients with enrollment at several U.S. medical centers including the Scripps Clinic. Results indicate that no adverse events were experienced by patients receiving Boxaban when compared to those receiving placebo. Boxaban was well tolerated and safe for subjects with a history of AERD.
We have completed the data analysis and reports for this study in 2016, while also planning the next steps for this program which are expected to include a follow-on Phase II trial. With favorable results from that study, we would expect to explore orphan drug status to help address this unmet medical need.
VasculanTM
In April 2016, we announced the addition of Vasculan to our pipeline. Through Cumberland's ifetroban program, Cumberland has initiated the clinical development of ifetroban oral capsules for the treatment of systemic sclerosis.
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
During 2016, the FDA cleared our investigational new drug application (IND) for a Phase II clinical program for Vasculan in patients with systemic sclerosis. We subsequently began the process of initiating the trial at medical centers across the U.S.
Portaban®
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of injectable and oral formulations of ifetroban for the treatment of portal hypertension associated with liver disease. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.

The FDA cleared our IND for a Phase II clinical study evaluating Portaban in patients with portal hypertension during 2016. We then began initiating that trial at several medical centers in the U.S.
Methotrexate
In November 2016, we announced that we had entered into an Agreement to acquire the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. The product line is approved for patient use in various European countries. Cumberland will register the products, and following FDA approval, commercialize those methotrexate products in the U.S.
Totect®
In January 2017, we announced an exclusive agreement to commercialize the oncology support drug, Totect in the U.S. It is an FDA approved injectable formulation of dexrazoxane hydrochloride used to reverse the toxic effects of extravasation that can result from intravenous anthracycline chemotherapy for certain cancer patients. Extravasation occurs when an injected medicine escapes from the blood vessels and circulates into tissues in the body. This leakage can cause severe tissue damage and result in serious complications for the cancer patients involved. Administration of Totect can reverse such damage caused by anthracycline extravasation, without the requirement for additional surgeries and procedures. The product can enable patients to continue their anti-cancer treatment without significant interruption.

Totect is the second product we have licensed from Clinigen and under the terms of the agreements, we will be responsible for all marketing, promotion, and distribution of the product in the U.S. Clinigen is planning to register a new supplier of the product with the FDA and once that manufacturer is cleared, we expect to receive initial product supplies and launch the product.
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
Further develop our existing products and develop new late stage product candidates
We continue to evaluate our products following FDA approval to determine if further clinical work could expand the potential market opportunities for our products and help new patient populations. We will continue to explore opportunities for label expansion to bring our products to new patient populations. The Caldolor pediatric approval reflects our successful implementation of this strategy. Our clinical team is also working to develop late stage product candidates that could further expand our product portfolio if approved by the FDA.
Expand our product portfolio by acquiring rights to additional products and late-stage product candidates
In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of rights to Ethyol and Totect in the U.S. represent recent examples of our implementation of this strategy.
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
Develop a pipeline of early-stage products through Cumberland Emerging Technologies ("CET")
In order to build our product pipeline, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities at CET. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.
SALES AND MARKETING
Our sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing professionals manage our dedicated hospital and gastroenterology sales forces, including approximately 50 sales representatives and district managers, direct our national marketing campaigns and maintain key national account relationships.
Hospital market: We promote Caldolor, Vaprisol, Acetadote, and Ethyol through our dedicated hospital sales team. This team targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Outside market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use. We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our position within the acute care market and existing hospital sales team provided the rationale for adding Ethyol as our first oncology product and a complementary product to our current hospital product line. Our strategy has been to increase the focus of our hospital sales team on targeted, high priority accounts.
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
Our sales and marketing executives conduct ongoing market analysis to evaluate marketing campaigns and promotional programs. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts. We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons, and product sampling. We also regularly attend targeted trade shows to promote broad awareness of our products. Our national accounts group is responsible for key large buyers and related marketing programs. This group supports sales and marketing efforts by maintaining relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.

INTERNATIONAL PARTNERSHIPS
We have established our own capabilities to support the commercialization of our products in the U.S. Our international strategy is to identify and partner with other companies that have the appropriate capabilities to support our products in their respective countries. We have entered into a series of agreements to establish an international network, which is summarized in the table below and includes information on the company, licensed product, territory and status:

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
Teligent Pharmaceuticals, Inc.	Caldolor	Canada	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Registration
GerminMED	Caldolor	Qatar and Arabian Peninsula	Registration
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and the majority of South America	Development
Gloria Pharmaceuticals Co. Ltd.	Caldolor & Acetadote	China	Development
Laboratorios Valmorca, C.A.	Caldolor	Venezuela	Registration

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
CLINICAL DEVELOPMENT
Vasculan Program
In April 2016, we announced the addition of Vasculan to our pipeline. Cumberland has initiated the clinical development of Vasculan for the treatment of systemic sclerosis. The FDA has cleared our IND for a Phase II clinical program for Vasculan in patients with systemic sclerosis.
Caldolor Pediatric Study
We reached agreement with the FDA in 2016 on the design of a study to gather data on the use of Caldolor in infants and newborns less than six months of age. We then started planning for initiation of that trial. That development follows FDA approval for the use of Caldolor for pain and fever in children six months of age and older in late 2015.
Caldolor Pediatric Fever Manuscript
In February 2017, we announced the publication of a multicenter clinical study demonstrating that Caldolor Injection delivered significant fever reduction in hospitalized children. This study, which adds to the growing body of literature supporting Caldolor, evaluated the efficacy and safety of intravenous ibuprofen in pediatric patients, six months and older, with fever. This pivotal data published in the British BMC Pediatrics Journal supported the FDA approval of Caldolor for use in this pediatric patient population.
Vaprisol Dose Comparison Manuscript
In February 2016, we announced the publication of an open label multicenter study that supports Vaprisol injection. The study evaluated both 20 and 40 mg/day doses of conivaptan in hyponatremic patients and was conducted at 26 U.S. and 2 international centers. A total of 251 patients were enrolled in the study. The publication is available in the journal Drug Design, Development and Therapy.

Hepatoren Program
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
We have completed the data analysis and reports from this study and are planning the next steps for this development program which are expected to include a follow on Phase II efficacy trial.

Boxaban Program
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
We have completed the data analysis and reports for this study while also planning the next steps for this program which are expected to also include a follow on Phase II study.
Portaban Program
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension associated with liver disease. The FDA has cleared our IND for a Phase II clinical program for Portaban. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.
New Hospital Product Candidate
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, we have targeted a cholesterol reducing agent for use in the hospital setting. Cumberland has successfully designed, formulated and completed the preclinical studies for this product candidate. In October 2016, the FDA cleared the related IND and we initiated a Phase I study in healthy volunteers to determine the pharmacokinetic and safety profile for this new product candidate.
BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source business development opportunities through our international network of advisory firms and individual pharmaceutical industry and medical advisors. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a list of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus, employing a variety of transaction structures. Our additions of Omeclamox-Pak, Vaprisol, Ethyol, and Totect reflect our business development process and follow our selection criteria.
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
Clinigen Strategic Alliance
In September 2015, we announced a strategic alliance with Clinigen, an international firm headquartered in London. Clinigen is a specialty pharmaceutical and services company focused on providing medicines to patients with high unmet needs through registered, clinical trials and compassionate use supply. Under the terms of the alliance, Cumberland will commercialize select Clinigen products in the U.S. and Clinigen will support select Cumberland products in international markets where we do not have a distribution partner. The terms of each such product arrangement will be addressed through an additional agreement.
In May 2016, we announced an agreement with Clinigen under which we acquired exclusive rights to Ethyol® in the U.S. Under the terms of the agreement, we are responsible for all marketing, promotion, and distribution of the product in our territory. This is the first product to be licensed by us from Clinigen") under our strategic alliance.
In January 2017, we announced an exclusive agreement to acquire exclusive rights to Totect® in the U. S. This was the second product Clinigen has licensed to us under our strategic alliance. Under the terms of the agreement, we will be responsible for all marketing, promotion, and distribution of the product in this country.
Nordic Group B.V. Agreement
In November 2016, we announced our agreement to acquire the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. The product line is approved for patient use in various European countries. Cumberland will register and commercialize the methotrexate products in the United States.
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
CET currently has collaboration agreements with Universities to co-develop promising biomedical technologies, including: Vanderbilt University, the University of Tennessee and the University of Mississippi.
These agreements allow us to play an important role in fostering and shaping early-stage biomedical research to improve patient care and provide CET and Cumberland with access to promising pipeline candidates such as Hepatoren, Boxaban, Vasculan, and Portaban.
MANUFACTURING AND DISTRIBUTION
We partner with third parties for certain non-core, capital-intensive functions, including manufacturing and distribution. Our executives are experienced in these areas and manage these third-party relationships with a focus on quality assurance and timely delivery.

Manufacturing
Our key manufacturing relationships include:
Caldolor®

•
We have agreements with three manufacturers for the commercial supply of Caldolor and two of the three suppliers have manufactured inventory under these agreements. We obtained commercial supply from two of these manufacturers during 2016 for both our international and domestic Caldolor markets.

Acetadote®

•
During the fourth quarter of 2014, we entered into a three-year agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier and we have received and sold commercial units from this supplier since 2015. We recently extended the relationship with the supplier for periods beyond the fourth quarter of 2017.

Kristalose®

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

Omeclamox®-Pak

•
Based on our agreement with GEL, effective in November 2015, Cumberland assumed supply chain responsibilities and now works directly with GEL for the manufacture, packaging and supply of Omeclamox-Pak commercial and sample units.

Vaprisol®

•
As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the existing manufacturer who provided supplies of Vaprisol. That manufacturer continues to supply commercial inventory to Cumberland under this agreement.

Ethyol®

•
As part of the Ethyol transaction, we were assigned a commercial supply agreement with the existing manufacturer used to prepare, package, and inspect the Ethyol product. The manufacturer continues to supply commercial inventory to Cumberland under this agreement.

Distribution
Like many other pharmaceutical companies, we engage a third party contractor with appropriate facilities and logistical expertise to support our distribution efforts. Since August 2002, Cardinal Health ("Cardinal") has exclusively handled U.S. product logistics efforts, including warehousing, shipping, customer billing and collections.
We extended our distribution relationship with Cardinal during May 2013, when we entered into the First Amendment ("First Amendment") to the Exclusive Distribution Agreement under which we have operated since August 2010. The First Amendment primarily served to extend the term of the Agreement through June 30, 2016 and revised the fee schedule under the Agreement. Under the Amendment, we have also engaged Cardinal to assist with our physician sample orders based on the Prescription Drug Marketing Act of 1987 (the “PDMA”) for samples shipping. On June 30, 2016, the contract automatically renewed on a year-to-year basis and is now terminable by either party with ninety days' notice. Under the First Amendment and Agreement, Cardinal agrees to provide various services, including storage, distribution, returns, customer support, and system access support to us in connection with the distribution of our products under certain guidelines at established fees.

Our primary customers are wholesaler pharmaceutical distributors in the United States. Total gross revenue for our top four customers at December 31, 2016 total 89%.
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
Acetadote®
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court").
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
On January 26, 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge.
We are considering our legal options and intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights.

Caldolor®
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
On March 29, 2016, the USPTO issued U.S. Patent number 9,295,639 (the "639 Caldolor Patent") which is assigned to us. The claims of the 639 Caldolor Patent include composition and methods of treating pain and/or fever in critically ill patients with intravenous ibuprofen. This Caldolor Patent is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.
Vaprisol®
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
Ethyol®
We have an exclusive license to patent number 5,994,409 for Ethyol, for treating patient toxicities associated with the administration of chemotherapeutic agents. This Ethyol patent is FDA Orange Book listed with a term until December 9, 2017. We also have a license to several additional Ethyol patents associated with the subcutaneous administration of the product that are not yet Orange Book listed.
Totect®
We have an exclusive license to patent number 6,727,253 for Totect for methods of preventing or treating local tissue damage in patients receiving topoisomerase II poison. This Totect patent is listed in the FDA Orange Book and expires in March 2020.

Remaining Products
We have no issued patents for our Omeclamox-Pak and Kristalose products. We have patent applications relating to our Hepatoren, Boxaban, Vasculan, and Portaban products pending with the USPTO.
We have licensed the injectable methotrexate products and are not aware of any patents issued for those products.
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
Acetadote®
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
Both Akorn and Aurobindo have received FDA approval for their generic form of the old Acetadote formulation containing EDTA and have launched their versions of that product.
Caldolor®
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:

•	Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies;

•	Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market;

•	Ketorolac (brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;

•	Ofirmev®, an injectable acetaminophen product is marketed by Mallinckrodt plc;

•	Exparel®, a bupivacaine delivery platform marketed by Pacira Pharmaceuticals, Inc.; and

•	Dyloject, an injectable diclofenac product by Pfizer Inc. approved by the FDA during 2015.
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
Kristalose®
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are:

•	Amitiza®, an oral product indicated for the treatment of chronic idiopathic constipation in adults, is marketed by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited;

•	MovantikTM, an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain;

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
Omeclamox®-Pak
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
Vaprisol®
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
Ethyol®
Ethyol is a patented, prescription brand indicated to reduce xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. We launched the product in late 2016, and the authorized generic form of the product was withdrawn by Clinigen who markets branded Ethyol internationally.
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
The results of the nonclinical and clinical trials, together with detailed information on the manufacture and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60-day validation review period before it is accepted for filing. If the NDA is found to be incomplete, it will not be accepted. Once the NDA is validated and accepted for filing, the FDA begins an in-depth review of the NDA. Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA V - effective October 1, 2012), the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an approval letter. If not, a Complete Response letter will be sent informing applicants of changes that must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. The General Accounting Office ("GAO") reported that standard NDAs showed a steadier increase with the percentage of first-cycle approval letters rising from 43% for FY 2000 applications to 69% for FY 2010 applications. The percentage of priority NDAs receiving an approval letter at the end of the first review cycle fluctuated from FY 2000 through FY 2010, ranging between 47% and 80% during this time. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.
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
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act, informally known as the "Hatch-Waxman Act", is a 1984 United States federal law which established the modern system of generic drugs. Hatch-Waxman amended the Federal Food, Drug, and Cosmetic Act. Section 505(j) 21 U.S.C. 355(j) sets forth the process by which would-be marketers of generic drugs can file ANDAs to seek FDA approval of the generic. Section 505(j)(2)(A)(vii)(IV), the so-called Paragraph IV, allows 180-day exclusivity to companies that are the "first-to-file" an ANDA against holders of patents for branded counterparts.
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
Product Serialization: In November of 2013, the United States Food and Drug Administration (FDA) passed the Drug Supply Chain Security Act (DSCSA). The DSCSA was created to strengthen the security of the drug distribution supply chain by adding controls such as a national pharmaceutical track and trace system and establishing national standards for licensing of prescription drug wholesale distributors and third-party logistics providers. DSCSA requires trading partners, including manufacturers, repackagers, wholesale distributors and dispensers to provide transaction information to subsequent purchasers for certain prescription drugs. We have taken necessary steps to implement this program and will be in compliance with all requirements by the November 2017 deadline.

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
EMPLOYEES
As of December 31, 2016, we had 82 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.
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
We currently market and sell six products: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, and Ethyol. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
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
Caldolor: We have agreements with three manufacturers for the commercial supply of Caldolor and two of the three suppliers have manufactured inventory under these agreements. We obtained commercial supply from two of these manufacturers during 2016 for both our international and domestic Caldolor markets. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.

Acetadote: During the fourth quarter of 2014, we entered into a three-year agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier and we have received and sold commercial units from this supplier since 2015. We recently extended the relationship with the supplier for periods beyond the fourth quarter of 2017. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility in Italy and we have manufacturing agreements with two Kristalose packagers. If these facilities are damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our product. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose active pharmaceutical ingredient on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
Omeclamox-Pak: Pursuant to the November 2015 agreement with GEL, Cumberland assumed supply chain responsibilities and currently works directly with GEL to ensure availability of Omeclamox-Pak. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
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
Ethyol: As part of the Ethyol transaction, we were assigned a commercial supply agreement with the manufacturer used to prepare, package, and inspect Ethyol. The manufacturer continues to supply commercial inventory to Cumberland under this agreement. If the manufacturer of Ethyol is unable to produce additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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
We acquired rights to Caldolor, Acetadote, Omeclamox-Pak, Vaprisol, Kristalose, Ethyol, Totect, our four Ifetroban product candidates and the methotrexate product candidates. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or pre-clinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
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
We added one marketed product to our portfolio of brands: Ethyol in the third quarter of 2016. We successfully launched our promotional efforts to support the brand during 2016. If we are unable to continue to build on our initial sales of this brand or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.
Our Hepatoren, Boxaban, Vasculan, Portaban, Totect and methotrexate product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren, Boxaban, Vasculan, Portaban, Totect and methotrexate product candidates. Hepatoren (intravenous ifetroban) is used to treat hepatorenal syndrome ("HRS"), Boxaban (oral ifetroban) is used to treat aspirin exacerbated respiratory disease ("AERD"), Vasculan (oral ifetroban) is for the treatment of systemic sclerosis ("SSc"), Portaban (oral ifetroban) is for the treatment of portal hypertension associated with liver disease, Totect (dexrazoxane hydrochloride) reverses the toxic effects of anthracycline chemotherapy in the case of extravasation and methotrexate is used to treat active rheumatoid, juvenile idiopathic and severe psoriatic arthritis as well as severe disabling psoriasis. However, none of these products have been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development.
The FDA has cleared our IND's for the ifetroban product candidates as we evaluate them as treatments for these conditions. Delays in the enrollment and completion of the clinical studies could significantly delay commercial launch and affect our product development costs. Moreover, results from the clinical studies may not be favorable.
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
As a result of the foregoing and other factors, we do not know the extent to which our product candidates will contribute to our future growth.
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
Since its inception, there have been judicial and Congressional challenges to certain aspects of the PPACA. Additionally, recent elections results could lead to a repeal of all or portions of the PPACA, and Congress could be asked to replace the current legislation with new legislation. There is uncertainty with respect to the timing and impact of any changes. These changes could have an impact on coverage and reimbursement for healthcare products and services covered by plans that were authorized by the PPACA. At this time, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
As of December 31, 2016, we had 82 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Our business and operations would suffer in the event of system failures, security breaches, including any cybersecurity incidents, adverse events or other disruptions within our information technology infrastructure at our corporate headquarters.
Despite the implementation of security measures, our internal computer systems, including those at our corporate headquarters, are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers. We also maintain personally identifiable information of our employees in our data centers and on our networks. The secure processing and maintenance of this information is critical to our operations. In the event that our corporate headquarters and/or our computer systems are disabled or materially damaged, it would have a substantial and material negative effect on our operations. Furthermore, any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. While we continue to invest in data protection and information technology, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our products or product candidates may be delayed.

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
In previous years, legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Based on recent election results, there could be a renewed effort for legislation permitting the re-importation of prescription drugs as a means of lowering drug costs. Such legislation, or similar regulatory changes, if enacted, could decrease the price we receive for any approved products which, in turn, could materially and adversely affect our operating results and our overall financial condition.
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, (the "Appeals Court").
On May 3, 2016, the USPTO issued U.S. Patent number 9,327,028 (the “028 Acetadote Patent”) which is assigned to us. The claims of the 028 Acetadote Patent encompass administration methods of acetylcysteine injection, without specification of the presence or lack of EDTA in the injection. Following its issuance, the 028 Acetadote Patent was listed in the FDA Orange Book and is scheduled to expire in July 2031.
On January 26, 2017, the Appeals Court affirmed the District Court ruling in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The Appeals Court opinion affirmed the District Court’s ruling upholding our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.

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
We are a company actively seeking to deliver significant growth. As we execute our business strategy of adding new products, like Ethyol, increasing market share in Caldolor, Kristalose, Vaprisol and Omeclamox-Pak and striving to maintain market share in our Acetadote product, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:

•	New product launches, which could increase revenues but also increase sales and marketing expenses;

•	Acquisition activity and other charges (such as for inventory expiration);

•	Increases in research and development expenses resulting from the acquisition of a product candidate that requires significant additional studies and development;

•	Ability to utilize unrecognized federal and state net operating loss carryforwards as a result of the exercise of nonqualified options

•	Changes in the competitive, regulatory or reimbursement environment, which could drive down revenues or drive up sales and marketing or compliance costs; and

•	Unexpected product liability or intellectual property claims and lawsuits.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2016, intangible assets relating to products represented approximately 24% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2017, the closing price of our common stock since our initial public offering has ranged from a low of $4.03 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.” Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should,” “seek,” “anticipate” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. While forward-looking statements reflect our good-faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties, including those mentioned in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. Such factors include, but are not limited to:

•	The possible or assumed future results of operations, including the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	Changes in national or regional economic conditions, including changes in interest rates and the availability and the cost of capital to us;

•	Our competitive position and competitors, including the size and growth potential of the markets for our products and product candidates;

•	The success, cost and timing of our product acquisition and development activities and clinical trials; and our ability to successfully commercialize our product candidates;

•
Product efficacy or safety concerns, whether or not based on scientific evidence, resulting in product withdrawals, recalls, regulatory action on the part of the FDA (or international counterparts) or declining sales;

•
The performance of our third-party suppliers and manufacturers which impacts our supply chain and could create business shutdowns or product shortages; and the retention of key scientific and management personnel;

•
Challenges to our patents and the introduction of generic versions of our products and product candidates, which could negatively impact our ability to commercialize and sell our products and product candidates and decrease sales a result of market exclusivity;

•
Changes in reimbursement available to us, including changes in Medicare and Medicaid payment levels and availability of third-party insurance coverage and the effects of future legislation or regulations, including changes to regulatory approval of new products, licensing and patent rights, environmental protection and possible drug re-importation legislation;

•
Interruptions and breaches of our computer and communications systems, and those of our vendors, including computer viruses, hacking and cyber-attacks, that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners; and

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board and the Securities and Exchange Commission.
The list above contains many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. We have identified the factors on this list as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2016, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. We currently do not plan to purchase or lease facilities for manufacturing, packaging or warehousing, as such services are provided to us through contracts with third-party organizations.
Under an agreement amended in July 2012 and expiring in April 2018, CET leases approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee to operate the CET Life Sciences Center. Cumberland's product formulation and testing laboratories are located at this facility, along with CET's offices. The CET Life Sciences Center also provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.
Item 3. Legal Proceedings.
On April 14, 2014, we filed with the American Arbitration Association a request for arbitration with Mylan Inc., Mylan Institutional LLC, Mylan Pharma Group Limited, and Mylan Teoranta (collectively, “Mylan”). We are seeking to arbitrate claims against Mylan in connection with our Alliance Agreement dated January 15, 2002, and Manufacturing and Supply Agreement as amended April 25, 2011, which require that Mylan and its affiliates manufacture and supply acetylcysteine drug product, including Acetadote, for us exclusively until April 2016. We have asserted in the request for arbitration claims against Mylan for breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment and seek monetary damages or to enjoin Mylan and its affiliates from selling or supplying acetylcysteine drug product.
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge. The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, (the "Appeals Court").
On January 26, 2017, the Appeals Court affirmed the District Court ruling in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The Appeals Court opinion affirmed the District Court’s ruling upholding our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of this Form 10-K, which is incorporated by reference herein.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 6, 2017, we had 100 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 6, 2017 was $5.58 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2016 and 2015:

	High	Low

Fiscal year ended December 31, 2016:
First quarter	$5.38	$4.20
Second quarter	4.89	4.27
Third quarter	5.14	4.40
Fourth quarter	6.00	4.60

Fiscal year ended December 31, 2015:
First quarter	$7.09	$5.62
Second quarter	7.78	6.06
Third quarter	7.52	5.50
Fourth quarter	6.50	5.03
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
Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2011 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2011, and that all dividends were reinvested.

Purchases of Equity Securities
On May 13, 2010, we announced a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, our Board of Directors replaced the prior authorizations with $10 million authorizations for repurchases of our outstanding common stock. We repurchased 529,312 shares, 829,003 shares, and 881,810 shares of common stock for approximately $2.5 million, $5.3 million, and $4.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2016:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	14,027		$4.89	14,027	$8,113,276
November	72,431	(1)	5.20	72,431	7,736,568
December	35,397		5.54	35,397	7,540,565
Total	121,855

(1)	Of this amount, 27,336 shares were repurchased directly in private purchases at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2016	2015	2014	2013	2012
	(in thousands, except per share data)

Net revenues	$33,026	$33,519	$36,902	$32,027	$48,851
Costs and expenses	34,459	32,407	33,343	35,829	40,033
Operating income (loss)	(1,433)	1,112	3,559	(3,801)	8,818
Net income (loss) attributable to common shareholders	(945)	731	2,424	(2,105)	5,842
Earnings (loss) per share – basic	$(0.06)	$0.04	$0.14	$(0.11)	$0.30
Earnings (loss) per share – diluted	$(0.06)	$0.04	$0.14	$(0.11)	$0.30

	As of December 31,
Balance sheet data:	2016	2015	2014	2013	2012
	(in thousands)

Cash and cash equivalents	$34,510	$38,203	$39,866	$40,869	$54,349
Marketable securities	15,622	14,564	14,841	14,020	16,686
Working capital	50,753	52,172	57,065	61,134	79,177
Total assets	93,405	91,919	95,405	87,614	98,594
Total long-term debt and other long-term obligations (including current portion)	5,491	2,687	1,032	869	5,042
Retained earnings	18,605	19,550	18,818	16,395	18,499
Total equity	73,121	76,820	80,753	79,292	85,566

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
Our portfolio of FDA approved brands includes Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning, Caldolor® (ibuprofen) Injection, for the treatment of pain and fever; recently approved for use in pediatric patients, Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation, Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease, Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia, and Ethyol® (amifostine) Injection for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer.
Our pipeline of product candidates includes Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS"), Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease (“AERD”), Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis form of autoimmune disease (“SSc”), Portaban™ (ifetroban) oral formulation, a Phase II candidate for the treatment of patients with portal hypertension (“PH”) associated with liver disease, Methotrexate (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psorias, and Totect® (dexrazoxane hydrochloride) Injection for emergency oncology intervention, to reverse the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues).
We promote our approved products through our hospital and field sales forces in the United States, which together comprised approximately 40 sales representatives and managers as of December 31, 2016.
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
The following is a summary of our 2016 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•	Kristalose was our largest selling brand in 2016, and we continued to improve the product’s insurance coverage and contract terms with national managed care organizations.

•	Caldolor continued as our fastest growing brand in 2016 with contributions from both our domestic and international customers.

•	We also continued to maintain a significant market share for Acetadote through the combined sales of our branded and Authorized Generic products in 2016.

•
We reached agreement with the FDA in 2016 on the design of a study to gather data on the use of Caldolor in infants and newborns less than six months of age. We then started planning for initiation of that trial. That development follows FDA approval for the use of Caldolor to reduce pain and fever in children six months of age and older in late 2015.

•
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

•
In April 2016, we announced the addition of Vasculan to our pipeline. Cumberland has initiated the clinical development of Vasculan for the treatment of systemic sclerosis. The FDA has cleared our IND for a Phase II clinical program for Vasculan in patients with systemic sclerosis.

•
In May 2016, we announced our agreement to commercialize the oncology support drug, Ethyol, in the U.S. In August 2016, we began distributing Ethyol to wholesalers within the U.S. and in September 2016, we launched the national promotional support for the brand. Ethyol is Cumberland's first oncology product and complements our current hospital product line.

•
In June 2016, Cumberland announced the addition of Caroline Young to its Board of Directors. Caroline is the prior President of the Nashville Health Care Council and founding Executive Director of the Tennessee Biotechnology Association. Caroline’s appointment to Cumberland’s Board was effective September 13, 2016.

•
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension associated with liver disease. The FDA has cleared our IND for a Phase II clinical program for Portaban. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.

•	In October 2016, the FDA cleared the related IND and we initiated a Phase I study in healthy volunteers to determine the pharmacokinetic and safety profile for a new hospital product candidate.

•
In November 2016, we announced our agreement to acquire the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. The product line is approved for patient use in various European countries. Cumberland will register and commercialize the methotrexate products in the United States.

•
In January 2017, we announced an exclusive agreement to acquire exclusive rights to Totect® in the U.S. This is the second product Clinigen has licensed to us under our strategic alliance. Under the terms of the agreement, we will be responsible for all marketing, promotion, and distribution of the product in this country.

•
In January 2017, Cumberland announced the addition of Kenneth J. Krogulski, CFA to its Board of Directors. Kenneth is the President and Chief Executive Officer of Berkshire Asset Management LLC ("Berkshire"). He is also the Chief Investment Officer of Berkshire, a 30-year-old independent SEC registered investment advisory firm with over $1.5 billion under management. Kenneth's appointment to Cumberland's Board was effective January 18, 2017.

•	On January 26, 2017, an Appeals Court affirmed the District Court ruling in the Company's favor upholding Cumberland's Acetadote patent and expressly rejected the validity challenge.

•
In February 2017, we announced the publication of a multicenter clinical study demonstrating that Caldolor Injection delivered significant fever reduction in hospitalized children. This study, which adds to the growing body of literature supporting Caldolor, evaluated the efficacy and safety of intravenous ibuprofen in pediatric patients, six months and older, with fever. This pivotal data published in the British BMC Pediatrics Journal supported the FDA approval of Caldolor for use in this pediatric patient population.

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
Our revenue is derived primarily from the product sales of Acetadote, Vaprisol, Caldolor, Omeclamox-Pak, Kristalose, and Ethyol. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other revenue, which is a component of net revenues, includes upfront payments under licensing agreements along with grant and rental income. Other income was 1.7% percent of net revenues in 2016, 1.5% in 2015, and 0.6% in 2014.
Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.4 million at December 31, 2016 and 2015, for chargebacks, discounts and allowances for product damaged in shipment.

The following table reflects our sales-related accrual activity for the periods indicated below:

	2016	2015	2014

Balance, January 1	$6,776,023	$5,234,800	$2,437,140
Current provision	9,837,063	10,981,168	14,972,112
Actual product returns and credits issued	(12,562,057)	(9,439,945)	(12,174,452)
Balance, December 31	$4,051,029	$6,776,023	$5,234,800
The allowances for chargebacks, discounts, and damaged products and sales related accruals for rebates and product returns are determined on a product-by-product basis and are established by management as our best estimate at the time of sale based on each product’s historical experience, adjusted to reflect known changes in the factors that impact such allowances and accruals as well as payments and credits issued. Additionally, these allowances and accruals are established based on the following:

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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $4.1 million, $6.8 million and $5.2 million as of December 31, 2016, 2015 and 2014, respectively. Of these amounts, our estimated liability for fee for services represented $1.3 million, $1.1 million and $0.9 million, respectively, while our accrual for product returns totaled $2.0 million, $2.2 million and $2.1 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.3 million in each of the years ended December 31, 2016, 2015, and 2014. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Fair Value of Marketable Securities
We invest in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate mortgage-backed securities), in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly, there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.

Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2016 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
As of December 31, 2016, we have unrecognized federal net operating loss carryforwards associated with the exercise of nonqualified options of $44.1 million. In addition to these unrecognized federal net operating loss carryforwards, as of December 31, 2016, we have recognized federal Orphan Drug and Research and Development tax credits of $1.2 million that expire between 2021 and 2036. As of December 31, 2016, we have a valuation allowance recorded on Orphan Drug and Research and Development tax credits of $0.2 million.
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
RESULTS OF OPERATIONS
Year ended December 31, 2016 compared to year ended December 31, 2015
The following table presents the statements of operations for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015	Change
Net revenues	$33,025,560	$33,519,051	$(493,491)
Costs and expenses:
Cost of products sold	5,958,660	4,968,170	990,490
Selling and marketing	14,553,481	13,994,768	558,713
Research and development	3,190,700	3,847,651	(656,951)
General and administrative	8,561,811	7,607,588	954,223
Amortization	2,194,039	1,989,264	204,775
Total costs and expenses	34,458,691	32,407,441	2,051,250
Operating income (loss)	(1,433,131)	1,111,610	(2,544,741)
Interest income	204,661	209,183	(4,522)
Interest expense	(106,392)	(73,856)	(32,536)
Income (loss) before income taxes	(1,334,862)	1,246,937	(2,581,799)
Income tax (expense) benefit	330,924	(575,829)	906,753
Net income (loss)	$(1,003,938)	$671,108	$(1,675,046)
Net revenues. Net revenues for the year ended December 31, 2016 were approximately $33.0 million compared to $33.5 million for the year ended December 31, 2015, representing a decrease of $0.5 million or 1.5%. The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2016	2015	Change
Products:
Acetadote	$7,214,341	$8,489,167	$(1,274,826)
Omeclamox-Pak	2,536,027	3,037,078	(501,051)
Kristalose	15,898,760	15,733,327	165,433
Vaprisol	1,857,838	2,641,484	(783,646)
Caldolor	4,132,833	3,112,128	1,020,705
Ethyol	838,386	—	838,386
Other	547,375	505,867	41,508
Total net product revenues	$33,025,560	$33,519,051	$(493,491)
Product revenue from Caldolor increased $1.0 million and Kristalose increased $0.2 million. Ethyol, our newest product, provided product revenue of $0.8 million. Acetadote revenue decreased $1.3 million, Vaprisol decreased $0.8 million, and Omeclamox decreased $0.5 million.
Caldolor product revenue experienced a $1.0 million improvement, which represents an increase of 32.8% during 2016 compared to 2015. Caldolor sales volumes and net revenue were positively impacted by the efforts of our sales force and marketing initiatives. Caldolor sales were also positively impacted by international contributions.
We began generating revenue from the sale of Ethyol during the third quarter of 2016, which resulted in Ethyol revenue of $0.8 million for 2016.
Kristalose revenue increased by $0.2 million or 1.1% over the prior year period. Since re-positioning Kristalose during the first quarter of 2014 we launched initiatives to enhance patient affordability and increase demand. During the year ended December 31, 2016, we also experienced improvements in product net revenue per unit as we incurred a lower level of rebates from managed care contracts.
Our branded Acetadote product net revenue decreased $1.5 million when compared to 2015 due to a shift in demand to our Authorized Generic product as well as generic competition. The reduced branded sales volume was partially offset by a $0.2 million increase in the Authorized Generic. For the year ended December 31, 2016, revenues from our Authorized Generic were $4.8 million, compared to $4.5 million in 2015.
Omeclamox-Pak revenue declined 16.5% during 2016 compared to the prior year. The decrease was the result of lower shipment volume partially offset by improved pricing. The shipment volume decrease was impacted by the lack of a co-promotion partner supporting the product in 2016.
Vaprisol revenue decreased 29.7% during 2016 compared to the prior year primarily due to lower shipment volume during the twelve months ended December 31, 2016, which was partially offset by improved pricing.
Cost of products sold. Cost of products sold for the year ended December 31, 2016 were $6.0 million, compared to $5.0 million in the prior year, representing an increase of $1.0 million, or 19.9%. As a percentage of net revenues, cost of products sold were 18.0% compared to 14.8% during the prior year. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year. The costs of products sold during a portion of 2016 were impacted by short term increases in the costs to manufacture inventory for the domestic Caldolor market.
Selling and marketing. Selling and marketing expense for 2016 totaled approximately $14.6 million, which was an increase of $0.6 million, or 4.0%, compared to the prior year's expense of $14.0 million. The increase was the result of non-personal promotional spending including print materials and product samples as well as $0.6 million in additional royalty expense.
Research and development. Research and development costs for the year ended December 31, 2016 were $3.2 million, compared to $3.8 million last year, representing a decrease of $0.7 million, or 17%. This change was primarily the result of a $1.2 million required fee that accompanied the Caldolor sNDA filed with the FDA in 2015. This submission was successful and the FDA approved Caldolor for a pediatric indication.

General and administrative. General and administrative expense for the year ended December 31, 2016 was $8.6 million for 2016, compared to $7.6 million last year, representing an increase of $1.0 million. This increase was primarily due to a $0.3 million decrease in contingent consideration during 2015 as the result of a reduction in the cost of the Vaprisol acquisition. Also, there was a $0.1 million increase in compensation and benefit expense, including stock based compensation, and a $0.3 million increase in professional and consulting fees during the year ended December 31, 2016.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2016 totaled approximately $2.2 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax benefit for the year ended December 31, 2016 was $0.3 million, compared to income tax expense of $0.6 million in 2015. The change was the result of a pretax loss for 2016 as compared to pretax income last year. As a percentage of income before income taxes, income tax benefit was 24.8% in 2016 compared to 46.2% in 2015. The rate as of December 31, 2016 was impacted by the valuation allowance recorded on Orphan Drug and Research and Development tax credits of $0.2 million.

Year ended December 31, 2015 compared to year ended December 31, 2014
The following table presents the statements of operations for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014	Change
Net revenues	$33,519,051	$36,901,871	$(3,382,820)
Costs and expenses:
Cost of products sold	4,968,170	5,053,165	(84,995)
Selling and marketing	13,994,768	14,902,202	(907,434)
Research and development	3,847,651	3,389,419	458,232
General and administrative	7,607,588	8,401,560	(793,972)
Amortization	1,989,264	1,596,689	392,575
Total costs and expenses	32,407,441	33,343,035	(935,594)
Operating income (loss)	1,111,610	3,558,836	(2,447,226)
Interest income	209,183	251,447	(42,264)
Interest expense	(73,856)	(67,074)	(6,782)
Income (loss) before income taxes	1,246,937	3,743,209	(2,496,272)
Income tax (expense) benefit	(575,829)	(1,380,744)	804,915
Net income (loss)	$671,108	$2,362,465	$(1,691,357)
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
Our products with revenue increases from 2014 to 2015 were Kristalose, with a revenue increase of $0.8 million and Caldolor, with a revenue increase of $0.4 million. We experienced revenue decreases in Omeclamox-Pak revenue of $1.1 million, Acetadote product revenue of $3.4 million and Vaprisol product revenue of $0.4 million.
Kristalose revenue increased by $0.8 million, or 5.4%, over the prior year period primarily due to new positioning for the product. We increased the price of Kristalose during 2014 to bring Kristalose more in line with the other marketed branded prescription products in its class. Concurrent with the price increase, we launched initiatives to enhance patient affordability and increase demand. During the year ended December 31, 2015, we also experienced improvements in product net revenue per unit as we incurred a lower level of rebates from managed care contracts.
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
Acetadote net revenue for the year ended December 31, 2015 included $4.5 million in revenue from sales of our Authorized Generic, compared to $5.8 million last year. This decrease in sales of our Authorized Generic product accounted for approximately 37.2% of the decline in total Acetadote revenue. The Authorized Generic sales were impacted by a temporary packaging delay and resulting shortage of marketable product that impacted revenue during a portion of the year. Our branded Acetadote product net revenue decreased $2.1 million due to a reduction in shipment volume as a result of generic competition, along with an increase in revenue deductions related to an increase in expired product during the first quarter of 2015. It is likely that there will be further reductions in our revenue generated by Acetadote and our Authorized Generic as a result of generic competition.
Omeclamox-Pak revenue declined 26.1% during 2015 compared to the prior year. The decrease was the result of lower shipment volume partially offset by improved pricing. The shipment volume decrease was impacted by the lack of sales calls supporting the product by our co-promotion partner for this period.
Vaprisol revenue decreased 12.3% during 2015 compared to the prior year primarily due to lower shipment volume during a portion of the twelve months ended December 31, 2015, which was partially offset by improved pricing. A portion of the sales volume decrease was attributable to the period in which we transitioned our marketable inventory from the Astellas labeled product to our Cumberland labeled product.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, our availability under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. For the years ended December 31, 2016, 2015 and 2014, we generated $0.6 million, $5.9 million and $6.7 million in cash flow from operations, respectively, and we borrowed $2.4 million on our line of credit during 2016. We believe that our internally generated cash flows and amounts available under our line of credit will be adequate to finance internal growth and fund capital expenditures.
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2016 and 2015, we had approximately $15.6 million and $14.6 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2016	2015

Cash and cash equivalents	$34,510,330	$38,203,059
Marketable securities	15,622,111	14,564,115
Total cash, cash equivalents and marketable securities	$50,132,441	$52,767,174

Working capital (current assets less current liabilities)	$50,753,001	$52,171,603
Current ratio (multiple of current assets to current liabilities)	4.4	5.2

Revolving line of credit availability	$7,900,000	$10,300,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2016	2015	2014

Cash provided by (used in):
Operating activities	$569,478	$5,876,865	$6,693,431
Investing activities	(3,115,079)	(2,344,972)	(6,034,440)
Financing activities	(1,147,128)	(5,194,871)	(1,662,411)
Net (decrease) increase in cash and cash equivalents	$(3,692,729)	$(1,662,978)	$(1,003,420)
Operating activities provided $0.6 million in cash during the year ended December 31, 2016. The net $3.7 million decrease in cash and cash equivalents for 2016 was attributable to cash used in investing and financing activities, which was partly offset by the $0.6 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $2.0 million and net purchases of $1.0 million associated with our investing activities in marketable securities. Our financing activities included $2.5 million in cash used to repurchase shares of our common stock and $2.4 million in cash provided by borrowings under our line of credit. Cash provided by operating activities benefited from the non-cash expenses of depreciation, amortization and share-based compensation costs totaling $3.2 million offset by cash used through changes in our working capital of $3.3 million. During 2016, we recognized approximately $1.0 million of excess tax expense derived from the previous exercise of nonqualified stock options.
As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", of this Form 10-K.
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
Debt Agreement
On June 26, 2014, we entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with a previous lender which was to expire on December 31, 2014. We had $4.1 million in borrowings under the Loan Agreement at December 31, 2016. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The initial revolving line of credit is up to $12.0 million, an increase from the $10.0 million under the previous agreement. We have the ability to increase the borrowing amount up to $20.0 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.6% at December 31, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest expense and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. On July 29, 2016, we obtained a compliance waiver for a financial covenant as of June 30, 2016. On October 28, 2016, we obtained a compliance waiver and amended the agreement to modify a financial covenant, replacing the EBIT to interest ratio covenant with a minimum liquidity requirement. As a result of the covenant waiver and modification in the October 28, 2016 amendment, Cumberland achieved compliance with all covenants as of September 30, 2016. We are in compliance with all covenants at December 31, 2016.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2016:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2017	2018	2019	2020	2021

Amounts reflected in the balance sheet:
Line of credit(3)	$4,129,625	$19,750	$4,109,875	$—	$—	$—
Estimated interest on debt (3)	98,400	65,600	32,800	—	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	5,249,135	1,039,618	901,568	838,896	856,084	1,612,969
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$9,477,160	$1,124,968	$5,044,243	$838,896	$856,084	$1,612,969

(1)
The table of contractual obligations excludes amounts due under the Kristalose purchase agreement, and the Omeclamox-Pak and Ethyol royalty agreement as these amounts cannot be determined until sales of these products have occurred. As consideration for the purchase of certain Kristalose assets in November 2011, we agreed to pay the seller a percentage of net sales for a seven-year period beginning November 15, 2011. Payments are due quarterly, in arrears. Omeclamox-Pak and Ethyol include a royalty expense as part of the period costs of the agreement.

(2)	The sum of the individual amounts may not agree due to rounding.

(3)
The line of credit payments represent the estimated unused line of credit payments ad the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $12 million line of credit assuming the current $4.1 million balance outstanding on December 31, 2016 is consistently outstanding through maturity of June 2018. Interest and unused line of credit payments are due and payable quarterly in arrears.

(4)	Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2016, 2015 and 2014, we did not engage in any off-balance sheet arrangements.
RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), “Statement of Cash Flows—Restricted Cash—a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. We are evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
In August 2016, the FASB issued amended guidance in the form of a FASB ASU, "Classification of Certain Cash Receipts and Cash Payments." The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. We continue to evaluate the potential impact of this adoption on our condensed consolidated financial statements and disclosures but currently we do not anticipate that adoption will have a material impact.
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for us to January 1, 2018 at which point the we will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the appropriate method for implementing the ASU, as well as the impact the adoption of the ASU will have on its consolidated financial statements and footnote disclosures.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. We continue to evaluate the potential impact of this adoption on our condensed consolidated financial statements and disclosures but currently, we do not anticipate that adoption will have a material impact.

In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases." The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating our current lease agreements for the impact of our pending adoption of the new standard on our consolidated financial statements and disclosures. Our material operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters, with the lease expiring in October 2022. The CET lease, through April 2018, of approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee is also included to operate the CET Life Sciences Center.
In March 2016, the FASB released in the form of a FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share ("EPS"), and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. We are currently evaluating the impact of adoption on the consolidated financial statements including the unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.1 million and the future vesting of shares of restricted stock issued to employees and directors.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $15.6 million in marketable securities outstanding at December 31, 2016, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.6% at December 31, 2016). As of December 31, 2016, we had $4.1 million in borrowings outstanding under our revolving line of credit.

Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2016, 2015 and 2014. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.

Board of Directors Appointments
On June 10, 2016, Cumberland announced the addition of Caroline Young to its Board of Directors. Caroline is the prior President of the Nashville Health Care Council and founding Executive Director of the Tennessee Biotechnology Association. Caroline’s appointment to Cumberland’s Board was effective September 13, 2016.
Caroline was the President of the Nashville Health Care Council from 2008 to 2015. The Council was formed as an association of the largest concentration of healthcare companies in the U.S., which are headquartered in the Nashville area. It is one of the nation’s foremost health care industry associations, and under Caroline’s leadership, membership grew to encompass 300 diverse organizations. There, she oversaw a series of international trade missions and launched one-of-a-kind Health Care Council Fellows program, designed to encompass the healthcare perspective and further develop the skills of senior business executives. Additionally, she expanded the Council’s innovative Leadership Health Care program, dedicated to nurturing the talents of the next generation of health care industry leaders.
On January 16, 2017, Cumberland announced the addition of Kenneth J. Krogulski, CFA to its Board of Directors. Kenneth is the President and Chief Executive Officer of Berkshire Asset Management LLC ("Berkshire"). He is also the Chief Investment Officer of Berkshire, a 30-year-old independent SEC registered investment advisory firm with over $1.5 billion under management. Kenneth's appointment to Cumberland's Board was effective January 18, 2017.
Kenneth has over 37 years' experience in security analysis and portfolio management. He began his career in finance at First Eastern Bank (now PNC Financial) as an investment analysis and portfolio manager. He then served as senior portfolio manager in First Eastern's trust department. Mr. Krogulski then joined Berkshire and later led a management buy-out acquiring the company from Legg Mason. Under his leadership, Berkshire's assets under supervision have grown from $600 million in 2006 and are now over $1.5 billion.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2017 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 14, 2017.
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

10.11#	Employment Agreement dated March 8, 2017, effective as of January 1, 2017, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 8, 2017, effective as of January 1, 2017, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2017, effective as of January 1, 2017, by and between Leo Pavliv and Cumberland Pharmaceuticals Inc.

Exhibit Number	Description
10.14#	Employment Agreement dated March 8, 2017, effective as of January 1, 2017, by and between Michael Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 8, 2017, effective as of January 1, 2017, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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

10.21.3†
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

Exhibit Number	Description

10.24.2†
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.25†
License and Supply Agreement, dated November 16, 2015, by and between Cumberland Pharmaceuticals Inc. and Gastro-Entero Logic, LLC incorporated herein by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 14, 2016

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.33
Revolving Credit Loan Agreement, dated June 26, 2014, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 8, 2014

10.33.1
First Amendment to Revolving Credit Loan Agreement, dated July 29, 2016, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 3, 2016

10.33.2	Waiver and Second Amendment to Revolving Credit Loan Agreement, dated October 28, 2016, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 10, 2017
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael P. Bonner	Senior Director and CFO	March 10, 2017
Michael P. Bonner	(Principal Financial and Accounting Officer

/s/ Thomas R. Lawrence	Director	March 10, 2017
Thomas R. Lawrence

/s/ Martin E. Cearnal	Director	March 10, 2017
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 10, 2017
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 10, 2017
Jonathan I. Griggs

/s/ James R. Jones	Director	March 10, 2017
James R. Jones

/s/ Joey A. Jacobs	Director	March 10, 2017
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 10, 2017
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 10, 2017
Kenneth J. Krogulski

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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 10, 2017

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Nashville, Tennessee
March 10, 2017

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$34,510,330	$38,203,059
Marketable securities	15,622,111	14,564,115
Accounts receivable, net of allowances	7,330,127	6,077,120
Inventories	5,371,729	4,270,143
Prepaid and other current assets	2,710,967	1,468,913
Total current assets	65,545,264	64,583,350
Property and equipment, net	464,454	536,450
Intangible assets, net	22,154,176	21,168,596
Deferred tax assets	3,119,930	3,739,510
Other assets	2,120,742	1,891,053
Total assets	$93,404,566	$91,918,959

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,036,611	$2,877,479
Other current liabilities	6,755,652	9,534,268
Total current liabilities	14,792,263	12,411,747
Revolving line of credit	4,100,000	1,700,000
Other long-term liabilities	1,391,484	987,429
Total liabilities	20,283,747	15,099,176
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 16,074,176 and 16,379,501 shares issued and outstanding as of December 31, 2016 and 2015, respectively	54,643,268	57,338,294
Retained earnings	18,604,931	19,549,614
Total shareholders’ equity	73,248,199	76,887,908
Noncontrolling interests	(127,380)	(68,125)
Total equity	73,120,819	76,819,783
Total liabilities and equity	$93,404,566	$91,918,959
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Revenues:
Net product revenue	$32,478,185	$33,013,184	$36,683,762
Other revenue	547,375	505,867	218,109
Net revenues	33,025,560	33,519,051	36,901,871
Costs and expenses:
Cost of products sold	5,958,660	4,968,170	5,053,165
Selling and marketing	14,553,481	13,994,768	14,902,202
Research and development	3,190,700	3,847,651	3,389,419
General and administrative	8,561,811	7,607,588	8,401,560
Amortization	2,194,039	1,989,264	1,596,689
Total costs and expenses	34,458,691	32,407,441	33,343,035
Operating income (loss)	(1,433,131)	1,111,610	3,558,836
Interest income	204,661	209,183	251,447
Interest expense	(106,392)	(73,856)	(67,074)
Income (loss) before income taxes	(1,334,862)	1,246,937	3,743,209
Income tax (expense) benefit	330,924	(575,829)	(1,380,744)
Net income (loss)	(1,003,938)	671,108	2,362,465
Net loss at subsidiary attributable to noncontrolling interests	59,255	60,243	61,258
Net income (loss) attributable to common shareholders	$(944,683)	$731,351	$2,423,723

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.06)	$0.04	$0.14
Diluted	$(0.06)	$0.04	$0.14
Weighted-average common shares outstanding:
Basic	16,236,525	16,715,970	17,617,765
Diluted	16,236,525	17,094,754	17,899,632

Comprehensive income (loss) attributable to common shareholders	$(944,683)	$731,351	$2,423,723
Net loss at subsidiary attributable to noncontrolling interests	59,255	60,243	61,258
Total comprehensive income (loss)	$(1,003,938)	$671,108	$2,362,465
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,003,938)	$671,108	$2,362,465
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	2,396,908	2,246,809	1,989,564
Deferred tax expense (benefit)	619,580	490,227	(309,330)
Share-based compensation	852,102	622,503	761,663
Excess tax expense (benefit) derived from exercise of stock options	1,026,413	(90,982)	(1,653,028)
Noncash interest expense	84,539	46,422	38,634
Noncash investment gains	(74,015)	(77,155)	(52,040)
Net changes in assets and liabilities affecting operating activities, net of effect of business combination:
Accounts receivable	(1,253,007)	(572,392)	(974,304)
Inventories	(1,101,586)	1,330,176	1,532,563
Prepaid, other current assets and other assets	(1,556,282)	(263,084)	(1,011,365)
Accounts payable and other current liabilities	191,901	1,475,964	3,846,482
Other long-term liabilities	386,863	(2,731)	162,127
Net cash provided by operating activities	569,478	5,876,865	6,693,431
Cash flows from investing activities:
Additions to property and equipment	(130,872)	(142,965)	(163,258)
Cash paid for acquisitions	—	—	(2,000,000)
Additions to intangible assets	(2,000,226)	(2,556,465)	(3,101,565)
Proceeds from sale of marketable securities	4,489,111	7,883,171	3,437,645
Purchases of marketable securities	(5,473,092)	(7,528,713)	(4,207,262)
Net cash used in investing activities	(3,115,079)	(2,344,972)	(6,034,440)
Cash flows from financing activities:
Net borrowings on line of credit	2,400,000	1,700,000	—
Repurchase of common shares	(2,520,715)	(5,338,967)	(4,315,444)
Cash settlement of contingent consideration	—	(1,668,252)	—
Exercise of stock options	—	21,366	—
Sale of subsidiary shares to noncontrolling interest	—	—	1,000,005
Excess tax (expense) benefit derived from exercise of stock options	(1,026,413)	90,982	1,653,028
Net cash used in financing activities	(1,147,128)	(5,194,871)	(1,662,411)
Net decrease in cash and cash equivalents	(3,692,729)	(1,662,978)	(1,003,420)
Cash and cash equivalents, beginning of year	38,203,059	39,866,037	40,869,457
Cash and cash equivalents, end of year	$34,510,330	$38,203,059	$39,866,037

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$21,853	$27,434	$28,440
Income taxes	(8,359)	52,238	17,077
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	(1,179,394)	967,146	(1,574,847)
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2016, 2015 and 2014

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2013	17,985,503	63,073,941	16,394,540	(176,638)	79,291,843
Net income			2,423,723	(61,258)	2,362,465
Share-based compensation	15,300	760,894			760,894
Exercise of options and related tax benefit	—	1,653,028			1,653,028
Sale of subsidiary shares to noncontrolling interest	—	769,991	—	230,014	1,000,005
Repurchase of common shares	(881,810)	(4,315,444)			(4,315,444)
Balance, December 31, 2014	17,118,993	61,942,410	18,818,263	(7,882)	80,752,791
Net income			731,351	(60,243)	671,108
Share-based compensation	86,102	622,503			622,503
Exercise of options and related tax benefit	3,409	112,348			112,348
Repurchase of common shares	(829,003)	(5,338,967)			(5,338,967)
Balance, December 31, 2015	16,379,501	57,338,294	19,549,614	(68,125)	76,819,783
Net income			(944,683)	(59,255)	(1,003,938)
Share-based compensation	223,987	852,102			852,102
Exercise of options and related tax benefit		(1,026,413)			(1,026,413)
Repurchase of common shares	(529,312)	(2,520,715)			(2,520,715)
Balance, December 31, 2016	16,074,176	54,643,268	18,604,931	(127,380)	73,120,819
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
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
In order to build a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which teams with universities and other research organizations to help advance scientific discoveries from the laboratory to the marketplace. The Company’s ownership in CET is 80%. In 2014, the Company organized equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Harbin Gloria Pharmaceuticals Co., Ltd. (“Gloria”). As a result, Gloria received shares in CET and joined the CET ownership group. As noted above, the ownership interests of CET includes Gloria and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were approximately $59,255, $60,243 and $61,258 for the years ended December 31, 2016, 2015 and 2014, respectively.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. ("CPSC"). CPSC is the subsidiary that employs the Company's hospital and field sales force personnel.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles require management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns and (2) the allowances for obsolescent or unmarketable inventory.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $2.0 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2016 and 2015, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Treasury notes and bonds, U.S. Government Agency notes and bonds and bank-guaranteed, variable rate demand notes (VRDN). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2016 and 2015, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2016, 2015 and 2014.

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
The Company is a party to several licensing arrangements to register and commercialize the Company's products in markets outside the U.S. Under these licensing arrangements, the third-party licensee has access to the Company's FDA registration dossier. Licensing arrangements typically include an up-front payment for gaining access to the dossier file, royalties and milestone payments upon the achievement of specific sales levels. The amounts received for access to the FDA registration file are evaluated and based on the evaluation, the resulting revenue is either recognized upfront or recognized over the term of the arrangement. Royalties and milestones are recognized as revenue when earned. For substantive milestones, the Company uses the milestone method of recognizing revenue if it is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item, it relates solely to past performance and it is reasonable relative to other milestones.

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
Distribution Costs
Distribution costs are expensed as incurred and totaled $0.7 million, $0.8 million, and $1.0 million in 2016, 2015 and 2014, respectively. They are included as a component of selling and marketing expenses in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. These costs were $2.6 million, $2.6 million and $2.5 million in 2016, 2015 and 2014, respectively, and are included as a component of selling and marketing expenses in the consolidated statements of operations.
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
Income Taxes
The Company provides for deferred taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to operating loss and tax credit carryforwards, as well as differences between the carrying amounts of existing assets and liabilities and their respective tax bases. The Company’s principal differences are related to the timing of deductibility of certain items, such as inventory, depreciation, amortization and share-based compensation. Deferred tax assets and liabilities are measured using enacted statutory tax rates that are expected to apply to taxable income in the years such temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company only recognizes income tax benefits associated with an income tax position in which it is “more likely than not” that the position would be sustained upon examination by the taxing authorities.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment.
The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.
Comprehensive Income (Loss)
Total comprehensive income (loss) was comprised solely of net income (loss) for all periods presented.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Recent Accounting Guidance
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), “Statement of Cash Flows—Restricted Cash—a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
In August 2016, the FASB issued amended guidance in the form of a FASB ASU, "Classification of Certain Cash Receipts and Cash Payments." The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. The Company continues to evaluate the potential impact of this adoption on our condensed consolidated financial statements and disclosures but currently it does not anticipate that adoption will have a material impact.
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers." The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018 at which point the Company will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the appropriate method for implementing the ASU, as well as the impact the adoption of the ASU will have on its consolidated financial statements and footnote disclosures.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The accounting guidance should be applied prospectively and early adoption is permitted. The Company continues to evaluate the potential impact of this adoption on our condensed consolidated financial statements and disclosures but currently, it does not expect adoption to have a material impact.
In November 2015, the FASB amended guidance in the form of a FASB ASU, "Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company has adopted this accounting guidance as of December 31, 2016 and applied retrospective disclosure to the comparison periods.
In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases." The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating its current lease agreements for the impact of its pending adoption of the new standard on its consolidated financial statements and disclosures. The Company's operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters with the lease expiring in October 2022. The CET lease of approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee through April 2018 is also included to operate the CET Life Sciences Center.
In March 2016, the FASB released in the form of a FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share ("EPS"), and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on the consolidated financial statements including the unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.1 million and the future vesting of shares of restricted stock issued to employees and directors.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)    Vaprisol®, Omeclamox®-Pak, Ethyol®, and Methotrexate®
Vaprisol
On February 28, 2014, the Company acquired certain product rights, intellectual property and related assets of Vaprisol from Astellas Pharma US, Inc. ("Astellas"). Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia. Cumberland's acquisition of Vaprisol was accounted for as a business combination and the products sales were included in the results of operations subsequent to the acquisition date.
The Company provided an upfront payment of $2.0 million to Astellas at closing. The business combination provided for an additional milestone payment of up to $2.0 million, dependent upon Cumberland achieving certain first year sales levels for the product. The Company paid Astellas $1.7 million to fulfill the contingent consideration during April 2015. In 2015, the Company recognized a $0.3 million reduction in expense related to the contingent consideration as the cost of the Vaprisol acquisition was less than anticipated. Cumberland paid approximately $0.1 million under the acquired contingent liabilities and recognized a $0.3 million reduction in expense during 2015 upon the resolution of the underlying contingency. Cumberland's acquisition of Vaprisol is accounted for as a business combination and the products sales are included in the results of operations subsequent to the acquisition date.
The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed as of the acquisition date for Vaprisol:

Intellectual property intangible assets	$2,990,000
Inventories	1,410,000
Acquired contingent liabilities	(400,000)
Contingent consideration obligation	(2,000,000)
Total net assets acquired	$2,000,000
The contingent consideration obligation represents the additional milestone payment discussed above. Cumberland prepared the valuations of the contingent consideration obligation and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. Vaprisol contributed $1.9 million, $2.6 million, and $3.0 million in net revenues during 2016, 2015, and 2014, respectively.
Omeclamox-Pak
During November 2015, Cumberland entered into a new agreement with Gastoenterlogics Inc. ("GEL") to assume the remaining commercial rights to Omeclamox-Pak for the United States. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. The Company had previously signed an agreement with Pernix Therapeutics ("Pernix") to jointly commercialize the product in the U.S. in October 2013. As part of the new GEL Agreement, Cumberland and Pernix terminated their arrangements. The Company will continue to market and sell Omeclamox-Pak and is now responsible for the supply chain, national accounts and all sales promotion as part of the GEL agreement.
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
The $4.0 million upfront payment that the Company paid in October 2013 is included in product and license rights and is being amortized over the remaining expected useful life of the acquired asset, currently the life of the original Pernix agreement, June 2032. The agreement with GEL has a term of November 2035 and the Company has decided to maintain the original useful life for amortization purposes. Omeclamox-Pak contributed $2.5 million, $3.0 million, and $4.1 million in net revenues during 2016, 2015, and 2014, respectively.
Ethyol
During May 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize Ethyol in the United States. Ethyol is a FDA approved cytoprotective drug indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer.
Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There are no upfront payments required under the agreement. Royalty payments ranging from 30% to 50% based on tiered levels of net sales are paid by Cumberland to Clinigen. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016. Ethyol contributed $0.8 million in net revenue during 2016.
Methotrexate
In November 2016, the Company announced an Agreement to acquire the exclusive U.S. rights to Nordic Group B.V.’s ("Nordic") injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. The product line is approved for patient use in various European countries. Cumberland will register and commercialize the methotrexate products in the United States.
Under the terms of the Agreement, Cumberland will be responsible for the products’ FDA submission and registration. The regulatory submission will be based on the dossier provided by Nordic. Following registration, Cumberland will be responsible for product launch and commercialization, including all marketing, promotion, and distribution of the products in the U.S. As consideration for the license, Cumberland paid a deposit of $100,000 and recorded a liability of $900,000 provided through 180,000 unvested restricted shares of Cumberland stock, valued on November 15, 2016, that will fully vest upon the FDA approval of the first Nordic product. Cumberland will also provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Nordic will be responsible for manufacturing and supply of the products. As of December 31, 2016, the 180,000 shares of unvested restricted Cumberland stock are valued at $990,000.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2016	2015	2014
Products:
Acetadote	$7,214,341	$8,489,167	$11,906,232
Omeclamox-Pak	2,536,027	3,037,078	4,111,916
Kristalose	15,898,760	15,733,327	14,932,271
Vaprisol	1,857,838	2,641,484	3,011,997
Caldolor	4,132,833	3,112,128	2,721,346
Ethyol	838,386	—	—
Total net product revenues	$32,478,185	$33,013,184	$36,683,762
As discussed in Note 3, the Company acquired rights to Omeclamox-Pak, Vaprisol, and Ethyol. Omeclamox-Pak and Vaprisol contributed to Cumberland's net revenue during 2016, 2015 and 2014 and Ethyol contributed to net revenue during 2016.
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $4.8 million, $4.5 million and $5.8 million during 2016, 2015 and 2014, respectively.
In 2011, the Company discontinued sales of the 400mg Caldolor offering domestically and focused on the 800mg Caldolor offering. During 2016 and 2015, Cumberland had total sales of $2.0 million and $0.8 million and of its 400mg Caldolor offering outside the United States, respectively.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.4 million at December 31, 2016 and $0.4 million at December 31, 2015, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $4.1 million and $6.8 million, at December 31, 2016 and 2015, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.4 million in non-refundable up-front payments and milestone payments of up to $1.7 million related to regulatory approvals and up to $4.7 million in payments related to product sales. As of December 31, 2016, the Company has recognized a cumulative $1.5 million in upfront payments as other revenue and has recognized $0.2 million revenue related to the milestone payments associated with these international agreements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Other revenues during 2016, 2015 and 2014 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.1 million, $0.2 million, and $0.1 million for the years ending December 31, 2016, 2015 and 2014, respectively.
(5)    Inventories
The Company's net inventories consisted of the following as of December 31:

	2016	2015

Raw materials and work in process	$2,810,711	$2,576,621
Consigned inventory	277,324	235,636
Finished goods	2,283,694	1,457,886
Total inventories	$5,371,729	$4,270,143
Caldolor inventory on hand at December 31, 2015 and earlier, had varying original expiration dates ranging from the second quarter of 2014 and extending through January 2016. During 2013 and again in 2014, the Company provided stability data to the Food and Drug Administration ("FDA") supporting the extension of the Caldolor product expiration dates by an additional year to January 2017. The FDA notified the Company that it had approved both requests to extend the original shelf life of the Caldolor 800mg vials from five to six years in January 2014 and from six to seven years in March 2015. During 2016, the Company began to receive new Caldolor 800 mg supplies, with a six year shelf life and began to sell the new inventory in the United States.
At December 31, 2016 and 2015, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses, primarily for Caldolor prior to December 31, 2015, of approximately $0.3 million and $2.7 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packager. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2016 and 2015. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2016	2015

Computer equipment	3 – 5 years	$933,752	$839,563
Office equipment	3 – 15 years	355,456	332,126
Furniture and fixtures	5 – 15 years	618,808	618,808
Leasehold improvements	3 – 15 years, or remaining lease term	1,256,378	1,243,025
Total property and equipment, gross		3,164,394	3,033,522
Less: accumulated depreciation and amortization		(2,699,940)	(2,497,072)
Total property and equipment, net		$464,454	$536,450
Depreciation expense, including amortization expense related to leasehold improvements, was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense is included in general and administrative expense in the consolidated statements of operations.
(7)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2016	2015

Product and license rights	$20,543,262	$18,011,362
Less: accumulated amortization	(4,988,333)	(3,541,305)
Total product and license rights	15,554,929	14,470,057
Patents	8,844,994	8,236,719
Less: accumulated amortization	(2,298,442)	(1,551,430)
Total patents	6,546,552	6,685,289
Trademarks	61,715	22,270
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	52,695	13,250
Total intangible assets	$22,154,176	$21,168,596
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
In 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly payments over a seven-year period equal to a percentage of Kristalose net sales. The payments are being treated as consideration for the assets acquired and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently through 2026. During 2016 and 2015, the Company paid $1.4 million and $1.5 million, respectively, to Mylan Inc. in Kristalose payments.
In November 2016, the Company acquired the U.S. rights to Nordic Group B.V.’s innovative injectable methotrexate product line. The agreement requires the Company to make future milestone payments over a fifteen-year period from the effective grant of the Regulatory Approval of the Methotrexate Pre-Filled Syringe Product in the U.S. The payments are being treated as consideration for the assets acquired and are being capitalized and will be amortized over the expected useful life of the acquired asset, once approval is granted. During 2016, the Company paid a deposit of $100,000 as well as recorded a liability of $900,000 provided through 180,000 unvested restricted shares of Cumberland stock, valued on November 15, 2016, that will fully vest upon the FDA approval of the first Nordic product. As of December 31, 2016, the 180,000 shares of unvested restricted Cumberland stock are valued at $990,000.
During 2016 and 2015, the Company recorded an additional $0.6 million and $0.1 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents was $2.2 million, $2.0 million and $1.6 million during 2016, 2015 and 2014, respectively. The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2017	$2,320,093
2018	2,338,260
2019	2,392,760
2020	2,392,760
2021 and thereafter	12,710,303
$22,154,176
(8)    Other Current Liabilities
Other current liabilities consisted of the following at December 31:

	2016	2015

Rebates, product returns, administrative fees and service fees	$4,051,029	$6,776,023
Employee wages and benefits	872,914	1,034,991
Other	1,831,709	1,723,254
Total other current liabilities	$6,755,652	$9,534,268

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(9)    Debt
Debt Agreement
On June 26, 2014, the Company entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank. The agreement replaced the August 2011 Fifth Amended and Restated Loan Agreement with a previous lender which was to expire on December 31, 2014. The Company had $4.1 million in borrowings under the Loan Agreement at December 31, 2016. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The initial revolving line of credit is up to $12.0 million, an increase from the $10.0 million under the previous agreement. The Company has the ability to increase the borrowing amount up to $20.0 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.6% at December 31, 2016). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest expense and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. On July 29, 2016, Cumberland obtained a compliance waiver for a financial covenant as of June 30, 2016. On October 28, 2016, the Company obtained a compliance waiver and amended the agreement to modify a financial covenant, replacing the EBIT to interest ratio covenant with a minimum liquidity requirement. As a result of the covenant waiver and modification in the October 28, 2016 amendment, the Company achieved compliance with all covenants as of September 30, 2016. The Company was in compliance with all covenants at December 31, 2016.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2016 and 2015, there was no preferred stock outstanding.
(c)    Common Stock
During 2016, 2015 and 2014, the Company issued 223,987 shares, 86,102 shares, and 15,300 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. Cumberland issued 3,409 common shares under option exercise transactions during 2015. There were no option exercise transactions during 2016 and 2014. The payment of dividends is restricted by the Agreement with the Company’s primary lender.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(d)    Warrants
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share within 10 years of issuance. All of these warrants expired during 2016.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2016 and 2015.
(e)    Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015, and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10 million authorizations for repurchases and retirement of the Company's outstanding common stock. The Company repurchased 529,312 shares, 829,003 shares and 881,810 shares of common stock for approximately $2.5 million, $5.3 million, and $4.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
(f)    Cumberland Emerging Technologies
In April 2014, the Company received approximately $1 million from Gloria for its participation in CET. As a result, Gloria received shares in CET and will have the first right to negotiate a license to CET developed products for the Chinese market. Prior to April 2014, Cumberland owned 85% of CET, with the balance of the enterprise being owned by Vanderbilt University and the Tennessee Technology Development Corporation. In connection with Gloria’s investment in CET, the Company also provided an additional investment in CET. Cumberland contributed $1.0 million in cash and provided $2.4 million in loan forgiveness to CET in exchange for newly issued shares. Upon completion of the additional investment by Gloria and Cumberland in April 2014, the Company’s ownership in CET is 80%. As CET is a consolidated subsidiary, the Company reports the operating results of CET and allocates the noncontrolling interests to the non-majority partners.
(11)    Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2016	2015	2014

Numerator:
Net income (loss) attributable to common shareholders	$(944,683)	$731,351	$2,423,723

Denominator:
Weighted-average shares outstanding – basic	16,236,525	16,715,970	17,617,765
Dilutive effect of restricted stock and stock options	—	378,784	281,867
Weighted-average shares outstanding – diluted	16,236,525	17,094,754	17,899,632

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2016	2015	2014

Anti-dilutive shares	13,300	46,633	194,237
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2016	2015

Deferred Tax Assets
Net operating loss and tax credits	$3,881,415	$2,274,994
Property and equipment and intangibles	331,301	326,499
Allowance for accounts receivable	170,733	145,200
Reserve for expired product	771,034	849,579
Inventory	214,654	1,154,507
Deferred charges	738,541	660,973
Cumulative compensation costs incurred on deductible equity awards	639,263	1,675,757
Total deferred tax assets	6,746,941	7,087,509

Deferred Tax Liabilities
Intangible assets	(3,238,511)	(3,162,502)
Net deferred tax assets, before valuation allowance	3,508,430	3,925,007
Less: deferred tax asset valuation allowance	(388,500)	(185,497)
Net deferred tax assets	$3,119,930	$3,739,510
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2016:

Years of expiration	Federal	State

2017 - 2019	$—	$454,898
2020 - 2028	—	38,884,460
2029	44,149,007	10,489,653
2030 - 2036	6,008,921	5,061,020
Total federal and state net operating loss carryforwards	$50,157,928	$54,890,031
The Company has total recognized carryforward tax assets of $0.2 million for foreign tax credits and AMT carryforwards. In addition, the Company has recognized as of December 31, 2016 federal Orphan Drug and Research and Development tax credits of $1.2 million that expire between 2021 and 2036. These credits include approximately $0.2 million that is subject to a valuation allowance at December 31, 2016.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has unrecognized federal net operating loss carryforwards as a result of the exercise of nonqualified options of approximately $44.1 million. These benefits occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the awards and will be recognized in the year in which they are able to reduce current income taxes payable. Accordingly, deferred tax assets are not recognized for these net operating loss carryforwards or credit carryforwards resulting from the exercise of nonqualified options. The Company has $54.9 million of state net operating loss carryforwards. This amount includes $45.4 million from the exercise of nonqualified options during 2009 and 2015. The state net operating loss carryforwards above include approximately $4.2 million that is subject to a valuation allowance at December 31, 2016.
Income tax (expense) benefit includes the following components for the years ended December 31:

	2016	2015	2014

Current:
Federal	$867,041	$(41,326)	$(1,440,010)
State and other	83,463	(44,276)	(250,064)
Total current income tax (expense) benefit	950,504	(85,602)	(1,690,074)

Deferred:
Federal	(537,965)	(385,723)	213,552
State	(81,615)	(104,504)	95,778
Total deferred income tax (expense) benefit	(619,580)	(490,227)	309,330
Total income tax (expense) benefit	$330,924	$(575,829)	$(1,380,744)
Deferred income tax is comprised of the following components for the years ended December 31:

	2016	2015	2014

Deferred tax (expense) benefit, excluding items below	$4,803	$26,193	$85,844
Inventory	(939,853)	(257,970)	(83,418)
Operating loss carryforwards	1,537,003	34,465	17,424
Tax credit carryforwards	69,418	35,272	43,398
Valuation allowance due to changes in net deferred tax asset balances	(203,003)	(33,405)	(20,457)
Deductible equity awards	(1,036,494)	(972)	298,039
Allowance for accounts receivable	25,532	(26,808)	(63,438)
Deferred charges	77,567	(59,028)	838,556
Reserve for expired product	(78,544)	31,784	217,330
Intangible assets	(76,009)	(239,758)	(1,023,948)
Deferred income tax (expense) benefit	$(619,580)	$(490,227)	$309,330

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The valuation allowance at December 31, 2016 is primarily related to federal tax credits, which will expire in 2021, and state tax benefits at CET and CPSC that will likely not be realized.
The Company’s effective income tax rate for 2016, 2015 and 2014 reconciles with the federal statutory tax rate as follows:

	2016	2015	2014

Federal tax expense at statutory rate	34%	34%	34%
State income tax expense (net of federal income tax benefit)	4%	4%	5%
Permanent differences associated with general business credits	5%	(3)%	(1)%
Change in valuation allowance	(15)%	3%	1%
Other permanent differences	(2)%	7%	1%
Other	(1)%	1%	(3)%
Net income tax expense	25%	46%	37%
During 2012, the Company’s 2009 federal tax return was examined with no significant findings or adjustments. Federal tax years that remain open to examination are 2010 through 2015. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. State tax years that remain open to examination are 2008 to 2015. The Company has no unrecognized tax benefits in 2016, 2015 and 2014.
Excluding the alternative minimum tax (AMT) tax credits, the Company will need to generate future taxable income in order to realize its deferred tax assets. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2016. The amount of deferred tax assets considered realizable, however, could be reduced in the future periods if estimates of future taxable income during the carryforward period are reduced.
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
The exercise price of stock options is generally 100% of the fair market value of the underlying common stock on the grant date. The exercise price of incentive stock options granted to a shareholder who owns more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of the underlying common stock on the grant date. The maximum contractual term of stock options is ten years from the date of grant, except for incentive stock options granted to 10% shareholders, which is five years.

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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense recorded as a component of equity consisted of the following for the years ended December 31:

	2016	2015	2014

Share-based compensation - employees	$833,027	$456,749	$660,963
Share-based compensation - nonemployees	19,075	165,754	99,931
Total share-based compensation	$852,102	$622,503	$760,894
At December 31, 2016, there was approximately $1.7 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.5 years. This amount relates primarily to unrecognized compensation cost for employees.
Stock Options
Stock option activity for 2016 and 2015 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2014	158,356	$7.62	0.4	$2,320
Options granted	—	—
Options exercised	(5,652)	5.75
Options forfeited or expired	(140,404)	7.41
Outstanding, December 31, 2015	12,300	10.89	1.6	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(6,500)	9.00
Outstanding, December 31, 2016	5,800	13.00	1.9	$—
Exercisable at December 31, 2016	5,800	$13.00	1.9	$—
The Company did not grant any stock options during 2016, 2015 and 2014, and no options were exercised during 2016 and 2014. Information related to the stock option plans during 2016, 2015 and 2014 was as follows:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2016	2015	2014

Intrinsic value of options exercised	$—	$3,875	$—
Weighted-average fair value of options exercised	$—	$3.26	$—
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

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2014	692,837	$4.92
Shares granted	225,661	6.72
Shares vested	(81,270)	5.22
Shares forfeited	(97,179)	5.49
Nonvested, December 31, 2015	740,049	5.36
Shares granted	228,425	4.36
Shares vested	(223,987)	5.28
Shares forfeited	(41,192)	4.23
Nonvested, December 31, 2016	703,295	5.13
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2016, 2015 and 2014, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans was $1.2 million and $0.7 million as of December 31, 2016 and 2015, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans of $1.9 million and $1.8 million as of December 31, 2016 and 2015, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(15)    Leases
The Company is obligated under long-term real estate leases for corporate office space that was extended during the third quarter of 2015. Prior to this extension, the lease would have expired in October 2016, the lease is now set to expire in October 2022. In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through 2018, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases. Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense for 2016, 2015, and 2014 was approximately $1.2 million, $1.0 million and $1.0 million, respectively, and sublease income was approximately $0.6 million, $0.6 million and $0.5 million. Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.9 million and will be paid through the leases ending in February 2019, March 2019, and October 2022. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2017	$1,039,618
2018	901,568
2019	838,896
2020	856,084
2021 and thereafter	1,612,969
Total future minimum lease payments	$5,249,135
(16)    Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2016. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Agency issued mortgage-backed securities - variable rate	$—	$6,814,957	$6,814,957	$—	$5,700,335	$5,700,335
U.S. Agency notes and bonds - fixed rate	—	1,795,330	1,795,330	—	2,447,066	2,447,066
SBA loan pools - variable rate	—	1,346,824	1,346,824	—	1,681,714	1,681,714
Municipal bonds - VRDN	5,665,000	—	5,665,000	4,735,000	—	4,735,000
Total fair value of marketable securities	$5,665,000	$9,957,111	$15,622,111	$4,735,000	$9,829,115	$14,564,115
The fair values of all other financial instruments outstanding as of December 31, 2016 and 2015 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2016 or 2015.
(17)    Market Concentrations
The Company currently focuses on acquiring, developing, and commercializing branded prescription products for the acute care and gastroenterology markets. The Company’s principal financial instruments subject to potential

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total gross revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the years ended December 31:

	2016	2015	2014

Customer 1	22%	22%	21%
Customer 2	28%	28%	27%
Customer 3	29%	32%	34%
Customer 4	10%	9%	11%
The Company’s accounts receivable, net of allowances, due from these four customers at December 31, 2016 and 2015 was 86% and 71%, respectively.
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
(20)    Commitments and Contingencies
Commitments
In connection with the acquisition of certain Kristalose assets during 2011, the Company is required to make quarterly payments based on a percentage of Kristalose net sales through November 2018. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently through 2026.
In connection with its licensing agreements for Caldolor and Ethyol, the Company is required to pay royalties based on Caldolor net sales and Ethyol net sales over the life of the contracts. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.
As discussed in Note 3, in connection with the agreements with Pernix and GEL to promote Omeclamox-Pak, the Company is required to make monthly royalty payments based on tiered levels of gross profits. These costs are period expenses of the Company.
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
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is assigned to Cumberland. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent Cumberland received separate Paragraph IV certification notices from Perrigo, Sagent Pharmaceuticals, Inc., and Mylan Institutional LLC challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
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
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent.  The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court").
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
On January 26, 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge.
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

(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2016:
Net revenues	$7,737,532	$7,414,835	$8,791,753	$9,081,440	$33,025,560
Operating income (loss)	(500,583)	(105,309)	130,132	(957,371)	(1,433,131)
Net income (loss) attributable to common shareholders	(253,111)	(48,044)	106,166	(749,694)	(944,683)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.02)	$—	$0.01	$(0.05)	$(0.06)
Diluted	$(0.02)	$—	$0.01	$(0.05)	$(0.06)

2015:
Net revenues	$8,686,774	$8,909,741	$7,885,048	$8,037,488	$33,519,051
Operating income	4,116	673,931	270,884	162,679	1,111,610
Net income attributable to common shareholders	46,281	407,398	126,613	151,059	731,351
Earnings per share attributable to common shareholders (1)
Basic	$—	$0.02	$0.01	$0.01	$0.04
Diluted	$—	$0.02	$0.01	$0.01	$0.04

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015 and 2014

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2014	$593,116	$5,166,568	$—	$(5,321,327)	(1)	$438,357
2015	438,357	3,903,285	—	(3,960,402)	(1)	381,240
2016	381,240	3,755,804	—	(3,687,185)	(1)	449,859

Valuation allowance for deferred tax assets:
For the years ended December 31:
2014	$131,617	$20,457	$—	$—		$152,074
2015	152,074	33,423	—	—		185,497
2016	185,497	203,003	—	—		388,500
(1) Composed of actual returns and credits for chargebacks and cash discounts.