Form 10-Q
period 2017-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2017-05-15
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2017
Common stock, no par value	16,033,951

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,974,242	$34,510,330
Marketable securities	15,478,547	15,622,111
Accounts receivable, net of allowances	4,934,779	7,330,127
Inventories, net	5,646,904	5,371,729
Other current assets	2,507,876	2,710,967
Total current assets	63,542,348	65,545,264
Property and equipment, net	538,358	464,454
Intangible assets, net	22,079,180	22,154,176
Deferred tax assets, net	3,537,483	3,119,930
Other assets	2,164,236	2,120,742
Total assets	$91,861,605	$93,404,566
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,269,644	$8,036,611
Other current liabilities	6,801,185	6,755,652
Total current liabilities	14,070,829	14,792,263
Revolving line of credit	4,100,000	4,100,000
Other long-term liabilities	1,478,623	1,391,484
Total liabilities	19,649,452	20,283,747
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 16,065,301 and 16,074,176 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	53,945,247	54,643,268
Retained earnings	18,413,409	18,604,931
Total shareholders’ equity	72,358,656	73,248,199
Noncontrolling interests	(146,503)	(127,380)
Total equity	72,212,153	73,120,819
Total liabilities and equity	$91,861,605	$93,404,566
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net revenues	$9,636,755	$7,737,532
Costs and expenses:
Cost of products sold	1,381,497	1,223,939
Selling and marketing	5,293,020	3,698,962
Research and development	898,363	706,472
General and administrative	2,110,233	2,077,972
Amortization	611,444	530,770
Total costs and expenses	10,294,557	8,238,115
Operating income (loss)	(657,802)	(500,583)
Interest income	52,535	77,129
Interest expense	(31,715)	(20,442)
Income (loss) before income taxes	(636,982)	(443,896)
Income tax (expense) benefit	(656,587)	175,339
Net income (loss)	(1,293,569)	(268,557)
Net loss at subsidiary attributable to noncontrolling interests	19,123	15,446
Net income (loss) attributable to common shareholders	$(1,274,446)	$(253,111)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.08)	$(0.02)
- diluted	$(0.08)	$(0.02)
Weighted-average shares outstanding
- basic	16,042,219	16,341,481
- diluted	16,042,219	16,341,481

Comprehensive income (loss) attributable to common shareholders	(1,274,446)	(253,111)
Net loss at subsidiary attributable to noncontrolling interests	19,123	15,446
Total comprehensive income (loss)	$(1,293,569)	$(268,557)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,293,569)	$(268,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	661,485	582,093
Deferred tax expense	758,112	204,067
Share-based compensation	254,585	174,778
Excess tax (benefit) expense derived from exercise of stock options	(92,741)	427,993
Noncash interest expense	26,778	13,933
Noncash investment gains	(4,807)	(46,577)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,395,348	1,254,320
Inventories	(275,175)	196,454
Other current assets and other assets	132,819	(534,621)
Accounts payable and other current liabilities	(1,216,345)	(1,483,998)
Other long-term liabilities	92,881	78,602
Net cash provided by operating activities	1,439,371	598,487
Cash flows from investing activities:
Additions to property and equipment	(123,945)	(73,057)
Purchases of marketable securities	(792,716)	(1,166,218)
Proceeds from sale of marketable securities	941,087	910,692
Additions to intangible assets	(453,961)	(624,898)
Net cash used in investing activities	(429,535)	(953,481)
Cash flows from financing activities:
Excess tax expense derived from exercise of stock options	—	(427,993)
Repurchase of common shares	(545,924)	(979,293)
Net cash used in financing activities	(545,924)	(1,407,286)
Net increase (decrease) in cash and cash equivalents	463,912	(1,762,280)
Cash and cash equivalents at beginning of period	34,510,330	38,203,059
Cash and cash equivalents at end of period	$34,974,242	$36,440,779
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2016	16,074,176	$54,643,268	$18,604,931	$(127,380)	$73,120,819
Cumulative effect from change in accounting principle (Note 7)	—	—	1,082,924	—	1,082,924
Share-based compensation	146,275	254,585	—	—	254,585
Repurchase of common shares	(155,150)	(952,606)	—	—	(952,606)
Net loss	—	—	(1,274,446)	(19,123)	(1,293,569)
Balance, March, 31, 2017	16,065,301	$53,945,247	$18,413,409	$(146,503)	$72,212,153
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements, with the exception of the impacts of adopting the accounting pronouncements during 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three months ended March 31, 2017 and 2016.
Recent Accounting Guidance
Recent Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") released in the form of a FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to broadly and significantly impact the net income, earnings per share ("EPS"), and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Effective January 1, 2017, the Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis. The impact of the adoption is disclosed in Note 7. Income Taxes.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement replaced the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. Effective January 1, 2017, the Company adopted this standard on a prospective basis. Adoption of this standard had no material impact to Cumberland's condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2016, the FASB issued Accounting Standards Update ("ASU"), “Statement of Cash Flows-Restricted Cash-a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning-of-period” and “end-of-period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15,

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

2017, with early adoption permitted. We are evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
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
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers." The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for us to January 1, 2018 at which point we will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the appropriate method for implementing the ASU, as well as the impact the adoption of the ASU will have on its consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases." The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating our current lease agreements for the impact of our pending adoption of the new standard on our consolidated financial statements and disclosures. Our material operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters, with the lease expiring in October 2022. The Cumberland Emerging Technologies ("CET") lease, through April 2018, of approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee is also included to operate the CET Life Sciences Center.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2017 and December 31, 2016, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$6,762,947	$6,762,947	$—	$6,814,957	$6,814,957
U.S. Agency notes and bonds – fixed rate	—	1,799,973	1,799,973	—	1,795,330	1,795,330
SBA loan pools – variable rate	—	1,250,627	1,250,627	—	1,346,824	1,346,824
Municipal bonds – VRDN	5,665,000	—	5,665,000	5,665,000	—	5,665,000
Total fair value of marketable securities	$5,665,000	$9,813,547	$15,478,547	$5,665,000	$9,957,111	$15,622,111

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(1,274,446)	$(253,111)
Denominator:
Weighted-average shares outstanding – basic	16,042,219	16,341,481
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	16,042,219	16,341,481
As of March 31, 2017 and 2016, restricted stock awards and options to purchase 237,875 and 257,308 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Products:
Acetadote	$1,265,440	$1,837,462
Omeclamox-Pak	645,325	760,319
Kristalose	2,386,591	3,617,806
Vaprisol	684,548	368,047
Caldolor	813,027	1,071,968
Ethyol	3,666,808	—
Other	175,016	81,930
Total net revenues	$9,636,755	$7,737,532
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $0.9 million and $1.2 million for the first quarter of 2017 and 2016, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(5) INVENTORIES
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the relationship with the manufacturer or packager, the Company will either take title to the finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale. As discussed in Note 1, effective January 1, 2017, inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2017 and December 31, 2016, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.4 million and $0.3 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, net inventory was comprised of the following:

	March 31, 2017	December 31, 2016
Raw materials and work in process	$3,479,822	$2,810,711
Consigned inventory	154,880	277,324
Finished goods	2,012,202	2,283,694
Total	$5,646,904	$5,371,729
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
On May 13, 2010, the Company announced a share repurchase program to purchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2011, April 2012, January 2013, January 2015 and January 2016, the Company's Board of Directors replaced the prior authorizations with new $10.0 million authorizations for repurchases of the Company's outstanding common stock. During the three months ended March 31, 2017 and March 31, 2016, the Company repurchased 155,150 shares and 212,948 shares, respectively, of common stock for approximately $1.0 million in each quarter.
Restricted Share Grants
During the three months ended March 31, 2017, the Company issued approximately 224,575 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Debt Agreement
On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. The Company had $4.1 million in borrowings under the Loan Agreement at March 31, 2017. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.8% at March 31, 2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. The Company was in compliance with all covenants as of March 31, 2017.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(7) INCOME TAXES
The Company adopted FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" effective January 1, 2017. The Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis.
The impact of adoption on Cumberland's consolidated financial statements included the recording of the $44.1 million in previously unrecognized net operating loss carryforwards, net of valuation allowances, generated from the exercise of nonqualified options during 2009. These net operating loss carryforwards occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the options. This adoption resulted in the recording of $1.1 million in net non-current deferred tax assets and retained earnings effective as of January 1, 2017. Under the previous accounting guidance, these benefits had been recognized in the year in which they were able to reduce current income taxes payable. As part of the Company's adoption of the FASB guidance and its continued evaluation of Cumberland's utilization of net operating loss carryforwards and other deferred tax assets, including updates to our forecasts of future taxable income, the Company also recorded an additional valuation allowance of $1.0 million for its federal Orphan Drug and Research and Development tax credits that expire between 2021 and 2036. This additional valuation allowance impacted Cumberland's effective tax rate during the first quarter of 2017.
The net operating loss carryforwards generated during 2009 are comprised of $44.1 million in federal and $45.4 million in state amounts. Since they were generated, the Company has utilized these net operating loss carryforwards to pay minimal income taxes. To the extent the Company achieves taxable income through its operations, it will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards.
The newly adopted FASB guidance also results in any changes in the tax benefit being recognized in the provision for taxes on income during the period incurred. Previously, the Company recorded these benefits directly to Equity. During the first quarter of 2017, 146,275 restricted shares previously issued to employees and directors vested. As the market price on the vesting date exceeded the market price on the grant dates, the Company experienced a tax benefit in excess of compensation cost, also referred to as a tax benefit "windfall." This tax benefit windfall resulted in an additional tax benefit of $0.1 million during the first quarter of 2017.
The Company will continue to evaluate and record the future vesting of shares of restricted stock issued to employees and directors as well as any tax benefit windfall. In the event that future restricted shares have a market price on the vesting date that are less than the market price on the grant dates, the Company will experience a tax benefit less than the compensation cost, also referred to as a tax benefit "shortfall."
As a part of the adoption, the tax benefit or deficiency is now classified and presented as an operating cash flow. In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. These changes have both been applied on a prospective basis. All cash payments made to taxing authorities on employees’ share-based compensation are classified as a cash outflow from financing activities, consistent with the Company's existing current presentation. Additionally, the Company has elected not to adjust its policy on accounting for forfeitures.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(9) COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company developed a new formulation of Acetadote (acetylcysteine) Injection as part of the Phase IV commitment in response to a request by the FDA regarding the role of EDTA in the product's formulation. The Company has received several patents from the United States Patent and Trademark Office ("USPTO") since 2012 as well as notices that its Acetadote patents are being challenged on the basis of invalidity or non-infringement by others.
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
During the third quarter of 2015, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court") ruled in the Company’s favor in its lawsuit against Mylan for infringement of its U.S. Patent number 8,399,445 (the “445 Acetadote Patent”). The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.   The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan's Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote. On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the "Appeals Court").
On January 26, 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge. Additional information on these developments is included in Part 1, Item 3, Legal Proceedings in our Form 10-K for the year ended December 31, 2016.
(10) RECENTLY ADDED PRODUCT
Totect
On January 9, 2017, the Company announced an exclusive agreement to acquire exclusive rights to FDA approved oncology support drug Totect in the United States. This was the second product Clinigen has licensed to us under our strategic alliance.
Totect is an FDA approved emergency oncology intervention which is indicated to reverse the toxic effects of anthracycline chemotherapy in case of extravasation. Extravasation occurs when an injected medicine escapes from the blood vessels and circulates into surrounding tissues in the body causing severe damage and serious complications. Totect can reverse such damage without the need for additional surgeries and procedures, enabling patients to continue their essential anti-cancer treatment.
Under the terms of the agreement, the Company will be responsible for all marketing, promotion, and distribution of the product in the United States. Clinigen will retain responsibility for manufacturing, regulatory and clinical management of the product. The Company is planning for the launch of Totect, which is currently expected to occur later in 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 24 through 41, and “Special Note Regarding Forward-Looking Statements” on pages 41 and 42 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Form 10-Q.

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

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis (SSc) form of autoimmune disease;

•	Portaban™ (ifetroban) oral formulation, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease;

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

We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Cumberland's management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Cumberland's product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. The Company's quality and manufacturing professionals oversee the manufacture, release, and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market six FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we expect to grow by executing the following plans:

•
Support and expand the use of our six marketed products. We continue to evaluate our products following their FDA approval to determine if further clinical work could expand the potential market opportunities. We will continue to explore opportunities for label expansion to bring our products to new patient populations. The Caldolor pediatric approval reflects our successful implementation of this strategy.

•
Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs as well as late-stage development products that address poorly met medical needs. We plan to continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of rights to Ethyol and Totect in the U.S. represent recent examples of our implementation of this strategy.

•
Progress clinical pipeline and incubate future product opportunities at Cumberland Emerging Technologies ("CET"). We believe it is important to build a pipeline of innovative new product opportunities. At CET, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.

•
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can accentuate our operational effectiveness and maximize the opportunity for our brands. Our recent co-promotion partnership with Piramal Critical Care allows us to expand our hospital coverage across the U.S. for our Caldolor and Vaprisol brands.

•
Continue to build the international contribution to our business. We have established our own commercial capabilities, including two sales divisions to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to expand our network of international partners and continue to support our partners’ registration and commercialization efforts in their respective territories.

•
Continue to manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with high margins, positive cash flow from operations, and a strong balance sheet. We use excess cash flow for our ongoing share repurchase program.

Cumberland was incorporated in 1999 and has been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public at www.sec.gov.
Recent Developments
New Kristalose® Growth Driver Established Through Co-Promotion Agreement
On April 26, 2017, Cumberland and Poly Pharmaceuticals, Inc. ("Poly"), a privately-held U.S. specialty pharmaceutical company, announced a co-promotion partnership for Kristalose® within the United States. Poly's sales force results in more than double the number of nationwide physicians called upon in support of the product.
Poly and Cumberland's multi-year co-promotion partnership will expand current promotional support for Kristalose across the United States. Poly's sales organization will promote the features of Kristalose, provide amplified sales promotion, and increased communication to thousands of additional medical professionals. Cumberland will continue to manage national marketing, distribution, regulatory, and medical support for the brand.

Under the terms of the agreement, Cumberland will provide co-promotional payments to Poly based on the incremental prescriptions generated by Poly's sales organization. Poly projects their efforts will significantly grow the sales of Kristalose during the multi-year agreement term. Cumberland will provide sales training and promotional materials for Poly's sales professionals who will focus on new physician segments in support of the brand.
Board of Directors Appointment
On January 16, 2017, the Company announced the addition of Kenneth J. Krogulski, CFA to our Board of Directors. Mr. Krogulski is the President and Chief Executive Officer of Berkshire Asset Management LLC ("Berkshire") and the Chief Investment Officer of Berkshire, a 30-year-old independent SEC registered investment advisory firm. Mr. Krogulski has over 38 years of experience in security analysis and portfolio management. Under his leadership, Berkshire's assets under supervision have grown from $600 million in 2006 to over $1.7 billion in 2017.
Change in Auditor
The Audit Committee (the "Audit Committee") of the Board of Directors of the Company, completed its review of the Company's independent registered public accounting firm in March 2017 for the fiscal year ending December 31, 2017. As a result of this review, the Audit Committee decided to not retain KPMG LLP as the Company's independent registered public accounting firm and selected BDO USA, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017.
BDO is the brand name for BDO USA, LLP, a U.S. professional services firm providing assurance, tax, advisory, and consulting services to a wide range of publicly traded and privately held companies. For more than 100 years, BDO has provided quality service through the active involvement of experienced and committed professionals. The firm serves multi-national clients through a global network of 67,700 people working out of 1,400 offices across 158 countries.
In March, 2017, KPMG issued their audit reports on the consolidated financial reports of the Company as of December 31, 2015 and 2016. These audit reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2015 and 2016, and the subsequent interim period through March 10, 2017, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.
Totect® Agreement
On January 9, 2017, we announced an exclusive agreement to acquire exclusive rights to FDA approved oncology support drug Totect in the United States. This was the second product Clinigen has licensed to us under our strategic alliance.
Totect is an FDA-approved emergency oncology intervention which is indicated to reverse the toxic effects of anthracycline chemotherapy in case of extravasation. Extravasation occurs when an injected medicine escapes from the blood vessels and circulates into surrounding tissues in the body causing severe damage and serious complications. Totect can reverse such damage without the need for additional surgeries and procedures, enabling patients to continue their essential anti-cancer treatment.
Under the terms of the agreement, we will be responsible for all marketing, promotion, and distribution of the product in the United States. Clinigen will retain responsibility for manufacturing, regulatory and clinical management of the product. We are planning for the launch of Totect, which is currently expected to occur later in 2017.
Caldolor®
Caldolor® Pediatric Fever Manuscript
On February 7, 2017, we announced the publication of a multicenter clinical study demonstrating that Caldolor Injection delivered significant fever reduction in hospitalized children.
This study, which adds to the growing body of literature supporting Caldolor, evaluated the efficacy and safety of intravenous ibuprofen in pediatric patients, six months and older, with fever. This pivotal data published in the British BMC Pediatrics Journal supported the FDA approval of Caldolor for use in this pediatric patient population.
This randomized, open-label study evaluated the efficacy, safety, and pharmacokinetics of intravenous ibuprofen in hospitalized pediatric patients. It was conducted across fourteen sites in the United States, enrolling one hundred and three hospitalized pediatric patients sixteen years of age or younger with a fever greater than or equal to 101.0° F (38.3° C).
Results from the study demonstrated that a single 10 mg/kg dose of intravenous ibuprofen provided a significant reduction of temperature for pediatric patients and provides an effective option for reducing fever in the pediatric patient population.

Significant Post Surgical Pain Reduction and Decrease in Opioid Use
On March 27, 2017, we announced the publication of a trial providing evidence that using Caldolor in multimodal pain control strategies improves postoperative pain control and reduces opioid use in patients undergoing transsphenoidal surgery. The trial was conducted at the Department of Neurosurgery, Barrow Neurological Institute, St. Joseph's Hospital and Medical Center in Phoenix, Arizona, and was published in the Journal of Neurosurgery, March 2017.
The trial compared outcomes in two groups of patients treated with multimodal pain management protocols following transsphenoidal surgery for pituitary lesions: Group 1 patients treated intraoperatively with IV Ibuprofen (Caldolor 800 mg q 8 hr), scheduled oral acetaminophen and rescue opioids, versus Group 2 patients treated with IV saline placebo q 8 hr, scheduled oral acetaminophen, and rescue opioids. The patients receiving Caldolor demonstrated a significant reduction of 43% mean VAS scores compared with those receiving placebo. Opioid use was also significantly different with a 58% reduction in the Caldolor Group patients compared to Placebo Group patients.
Vaprisol®
Vaprisol Study
On March 23, 2017, we announced the publication of an open label multicenter study adding to the growing body of literature supporting the efficacy and use of Vaprisol® (conivaptan) Injection. The study, published in Drug Design, Development and Therapy, demonstrated that Vaprisol was well tolerated in hyponatremic patients with severe hepatic impairment.
Hepatoren®
Phase II Study Results
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition involving liver and kidney failure, with a high mortality rate and no approved pharmaceutical therapy in this country. We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted.
We have completed the data analysis and reports from this study, filed them with the FDA, and are planning the next steps for this development program which are expected to include a Phase II efficacy trial.
Boxaban®
Phase II Study Results
We are developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"), a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system.
We completed manufacturing of Boxaban oral capsules and completed a Phase II clinical study to evaluate Boxaban in patients suffering AERD. The study was designed to gather initial safety and tolerability data on ifetroban in AERD patients. It was a multicenter study of sixteen patients with enrollment at several U.S. medical centers including the Scripps Clinic. Results indicate that Boxaban was well tolerated and safe for subjects with a history of AERD.
We have completed the data analysis and filed the report with the FDA for this study During the first quarter, we submitted and obtained FDA clearance for an investigational new drug (IND) for the AERD program. As a result, a Phase II efficacy study is underway.
VasculanTM
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

PortabanTM
Portaban Program
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension associated with liver disease. Portaban is an oral formulation of ifetroban and the fourth development candidate in our pipeline. The FDA has cleared our IND for a Phase II clinical program for Portaban. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.
New Hospital Product Candidate
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, we have targeted a cholesterol reducing agent for use in the hospital setting. Cumberland has successfully designed, formulated and completed the preclinical studies for such a product candidate. The FDA cleared the IND and we have completed a Phase I study to determine the pharmacokinetic and safety profile for this new product candidate. The study results will next be discussed with the FDA along with clinical plans and regulatory pathway for the product.
Acetadote®
Acetadote is our injectable formulation of N-Acetylcysteine ("NAC") for the treatment of acetaminophen overdose. We developed a new formulation of Acetadote (as part of the Phase IV commitment in response to a request by the FDA regarding the role of EDTA in the product's formulation).
Since 2012, the USPTO has a series of patents associated with Acetadote. Additional information and discussion regarding our Acetadote patents and defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.
On January 26, 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge. Additional information on these developments is included in Part 1, Item 3, Legal Proceedings in our Form 10-K for the year ended December 31, 2016.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates on pages 49 through 51 in “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following table presents the unaudited interim statements of operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
Net revenues	$9,636,755	$7,737,532	$1,899,223
Costs and expenses:
Cost of products sold	1,381,497	1,223,939	157,558
Selling and marketing	5,293,020	3,698,962	1,594,058
Research and development	898,363	706,472	191,891
General and administrative	2,110,233	2,077,972	32,261
Amortization	611,444	530,770	80,674
Total costs and expenses	10,294,557	8,238,115	2,056,442
Operating income (loss)	(657,802)	(500,583)	(157,219)
Interest income	52,535	77,129	(24,594)
Interest expense	(31,715)	(20,442)	(11,273)
Income (loss) before income taxes	(636,982)	(443,896)	(193,086)
Income tax (expense) benefit	(656,587)	175,339	(831,926)
Net income (loss)	$(1,293,569)	$(268,557)	$(1,025,012)

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2017	2016	Change
Products:
Acetadote	$1,265,440	$1,837,462	$(572,022)
Omeclamox-Pak	645,325	760,319	(114,994)
Kristalose	2,386,591	3,617,806	(1,231,215)
Vaprisol	684,548	368,047	316,501
Caldolor	813,027	1,071,968	(258,941)
Ethyol	3,666,808	—	3,666,808
Other	175,016	81,930	93,086
Total net revenues	$9,636,755	$7,737,532	$1,899,223
Net revenues. Net revenues for the three months ended March 31, 2017 were approximately $9.6 million compared to $7.7 million for the three months ended March 31, 2016, representing an increase of $1.9 million, or 24.5%.
The increase in total net revenues from the prior year period was driven primarily by net revenue of $3.7 million for our newest brand, Ethyol, and an 86.0% increase in Vaprisol net revenue of $0.3 million. Kristalose revenue decreased by $1.2 million compared to the first quarter of 2016 and Acetadote revenue decreased by $0.6 million compared to the first quarter of 2016.
Ethyol revenue for the first quarter of 2017 was $3.7 million. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
Vaprisol revenue increased 86.0% during the first quarter of 2017 when compared to the prior year period due primarily to higher sales volumes.
Kristalose revenue decreased by $1.2 million during the first quarter of 2017 when compared to the prior year period. The product's net revenue was impacted by reduced sales volume which was offset slightly with improved pricing. Kristalose experienced higher sales volume during the fourth quarter of 2016 which impacted the products performance during the first quarter of 2017. The quarterly fluctuations are a result of wholesaler buying patterns.

Our Authorized Generic distributed by Perrigo experienced a $0.3 million decrease in revenue when compared to the prior year period. We experienced a decrease of $0.2 million in our branded Acetadote net revenue from the prior year period.
The Caldolor product revenue decrease of $0.3 million for the three months ended March 31, 2017 was primarily the result of Caldolor international sales revenue in the first quarter of 2017 compared to the first quarter of 2016. We experienced a temporary delay in the delivery of product from our primary manufacturer of international Caldolor.
Omeclamox-Pak revenue decreased $0.1 million or 15.1% due to lower sales volumes. This decrease was partially offset by improved net pricing and customer mix. While Omeclamox-Pak revenue decreased year over year, the first quarter of 2017 was $0.3 million greater than the fourth quarter of 2016, the sequential quarter.
Cost of products sold. Cost of products sold for the first quarter of 2017 increased $0.2 million compared to the prior year as a result of increased sales. As a percentage of net revenues, cost of products sold experienced a decrease to 14.3% during the three months ended March 31, 2017 compared to 15.8% during the three months ended March 31, 2016. This decrease in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year. The costs of products sold during the three months ended March 31, 2017 as a percentage of revenue was positively impacted by an increase in Vaprisol and Ethyol sales, both of which provide higher gross margins than our other high gross margin products.
Selling and marketing. Selling and marketing expense for the first quarter of 2017 increased $1.6 million compared to the prior year. This increase was the result of additional royalties, primarily amounts owed to Clinigen for Ethyol sales during the first quarter of 2017. This increase was partially offset by a slight reduction in promotional costs, including direct mailings and the costs of our product samples. During the first quarter of 2017, we experienced an improvement in the per unit costs of product samples when compared to the first quarter of 2016. Selling and marketing expense were a 54.9% of net revenues during the three months ended March 31, 2017 compared to 47.8% during the three months ended March 31, 2016.
Research and development. Research and development costs for the first quarter of 2017 were $0.9 million, compared to $0.7 million for the same period last year. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities. The increase was the result of recurring FDA manufacturing establishment fees for Caldolor as well as investments in our ongoing clinical initiatives.
General and administrative. General and administrative expense for the three months ended March 31, 2017 and March 31, 2016 remained consistent totaling approximately $2.1 million.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2017 and March 31, 2016 totaled approximately $0.6 million and $0.5 million, respectively.
Income taxes. Income taxes for the three months ended March 31, 2017 was an expense of $0.7 million, compared to $0.2 million in benefit in the first quarter of 2016. As discussed in Note 7, to our condensed consolidated financial statements, the effective tax rate for the three months ended March 31, 2017 was primarily impacted by our recording of an additional valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits. The additional valuation allowance was the result of our adoption of the FASB guidance and our continued evaluation of our utilization of net operating loss carryforwards, including updates to our forecasts of future taxable income. This valuation allowance was partially offset by an income tax benefit windfall for the vesting of restricted shares of $0.1 million. As a percentage of loss before income taxes, income taxes were 39.5% for the three months ended March 31, 2016.
As of March 31, 2017, we have approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that have historically been used to significantly offset future income tax obligations. Since they were generated during 2009, we have utilized these net operating loss carryforwards to pay minimal income taxes. To the extent we achieve taxable income through our operations, we will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards. Effective as of January 1, 2017, we adopted the current accounting guidance that resulted in the recording of $1.1 million in net noncurrent deferred tax assets and retained earnings related to these net operating loss carryforwards.
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

We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At March 31, 2017 and December 31, 2016, we had approximately $15.5 million and $15.6 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$34,974,242	$34,510,330
Marketable securities	15,478,547	15,622,111
Total cash, cash equivalents and marketable securities	$50,452,789	$50,132,441

Working capital (current assets less current liabilities)	$49,471,519	$50,753,001
Current ratio (multiple of current assets to current liabilities)	4.5	4.4

Revolving line of credit availability	$7,900,000	$7,900,000

The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31,
	2017	2016

Net cash provided by (used in):
Operating activities	$1,439,371	$598,487
Investing activities	(429,535)	(953,481)
Financing activities	(545,924)	(1,407,286)
Net increase (decrease) in cash and cash equivalents	$463,912	$(1,762,280)

The net $0.5 million increase in cash and cash equivalents for the three months ended March 31, 2017 was attributable to cash provided by operating activities offset by cash used in investing and financing activities. Cash provided by operating activities of $1.4 million was primarily impacted by changes in our working capital of $1.1 million, including a decease in accounts receivable of $2.4 million and non-cash expenses of depreciation and amortization and share-based compensation expense totaling $0.9 million. These were offset by net reductions in accounts payable and accrued liabilities of $1.2 million. Cash provided by operating activities also includes the net loss for the period of $1.3 million. Cash used by investing activities included a net cash investment in our intangible assets of $0.5 million. Our financing activities included $0.5 million in cash used to repurchase shares of our common stock.
Operating activities provided $0.6 million in cash during the three months ended March 31, 2016. The net $1.8 million decrease in cash and cash equivalents for the three months ended March 31, 2016 was attributable to cash used in investing and financing activities, which was partly offset by the $0.6 million in cash generated from operations. Cash used in investing activities included a net cash investment in our intangible assets of $0.6 million, which was partially offset by net proceeds of $0.3 million associated with our investing activities in marketable securities. Our financing activities included $1.0 million in cash used to repurchase shares of our common stock. Cash provided by operating activities benefited from the non-cash expenses of depreciation and amortization and share-based compensation expense totaling $0.8 million.

On June 26, 2014, Cumberland entered into a Revolving Credit Loan Agreement (“Loan Agreement”) with SunTrust Bank, which replaced the agreement with a previous lender. We had $4.1 million in borrowings under the Loan Agreement at March 31, 2017. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provides for an aggregate principal amount up to $20 million. The initial revolving line of credit is up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the Loan Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 1.8% at March 31, 2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of Cumberland's assets.
Under the Loan Agreement, Cumberland is subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio, as such term is defined in the Loan Agreement and determined on a quarterly basis. The Company was in compliance with all covenants as of March 31, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2017 and 2016, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $15.5 million in marketable securities outstanding at March 31, 2017, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.2 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of March 31, 2017, we had $4.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2017 and 2016. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the three months ended March 31, 2017, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 24 through 41 in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section titled “Risk Factors.”
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
The following table summarizes the activity, by month, during the three months ended March 31, 2017:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	24,434		$5.91	24,434	$7,396,159
February	32,335		5.94	32,335	7,204,214
March	98,381	(1)	6.26	98,381	6,587,959
Total	155,150			155,150

(1) Of this amount, 68,516 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

May 15, 2017	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer