Form 10-Q
period 2017-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2017-08-09
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common stock, no par value	15,896,578

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,616,105	$34,510,330
Marketable securities	14,356,326	15,622,111
Accounts receivable, net of allowances	6,106,915	7,330,127
Inventories, net	5,554,324	5,371,729
Other current assets	2,659,483	2,710,967
Total current assets	63,293,153	65,545,264
Property and equipment, net	495,328	464,454
Intangible assets, net	21,812,015	22,154,176
Deferred tax assets, net	—	3,119,930
Other assets	2,202,296	2,120,742
Total assets	$87,802,792	$93,404,566
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,411,517	$8,036,611
Other current liabilities	6,569,773	6,755,652
Total current liabilities	12,981,290	14,792,263
Revolving line of credit	6,700,000	4,100,000
Other long-term liabilities	1,627,946	1,391,484
Total liabilities	21,309,236	20,283,747
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,937,595 and 16,074,176 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	53,403,852	54,643,268
Retained earnings	13,252,798	18,604,931
Total shareholders’ equity	66,656,650	73,248,199
Noncontrolling interests	(163,094)	(127,380)
Total equity	66,493,556	73,120,819
Total liabilities and equity	$87,802,792	$93,404,566
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenues	$8,667,127	$7,414,835	$18,303,882	$15,152,367
Costs and expenses:
Cost of products sold	1,668,926	1,155,261	3,050,423	2,379,200
Selling and marketing	4,654,933	3,272,279	9,947,953	6,971,241
Research and development	1,080,426	678,780	1,978,789	1,385,252
General and administrative	2,353,140	1,874,396	4,463,373	3,952,368
Amortization	590,573	539,428	1,202,017	1,070,198
Total costs and expenses	10,347,998	7,520,144	20,642,555	15,758,259
Operating income (loss)	(1,680,871)	(105,309)	(2,338,673)	(605,892)
Interest income	69,481	31,483	122,016	108,612
Interest expense	(30,029)	(28,247)	(61,744)	(48,689)
Income (loss) before income taxes	(1,641,419)	(102,073)	(2,278,401)	(545,969)
Income tax (expense) benefit	(3,535,783)	41,135	(4,192,370)	216,474
Net income (loss)	(5,177,202)	(60,938)	(6,470,771)	(329,495)
Net loss at subsidiary attributable to noncontrolling interests	16,591	12,894	35,714	28,340
Net income (loss) attributable to common shareholders	$(5,160,611)	$(48,044)	$(6,435,057)	$(301,155)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.32)	$—	$(0.40)	$(0.02)
- diluted	$(0.32)	$—	$(0.40)	$(0.02)
Weighted-average shares outstanding
- basic	16,011,758	16,247,028	16,026,935	16,293,744
- diluted	16,011,758	16,247,028	16,026,935	16,293,744

Comprehensive income (loss) attributable to common shareholders	(5,160,611)	(48,044)	(6,435,057)	(301,155)
Net loss at subsidiary attributable to noncontrolling interests	16,591	12,894	35,714	28,340
Total comprehensive income (loss)	$(5,177,202)	$(60,938)	$(6,470,771)	$(329,495)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,470,771)	$(329,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,314,293	1,171,437
Deferred tax expense	4,293,963	533,067
Share-based compensation	551,255	408,226
Excess tax (benefit) expense derived from exercise of stock options	(91,109)	835,016
Noncash interest expense	51,216	37,323
Noncash investment gains	(18,706)	(51,213)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,223,213	1,526,175
Inventories	(182,595)	(651,538)
Other current assets and other assets	(81,286)	(97,871)
Accounts payable and other current liabilities	(1,920,653)	(4,061,546)
Other long-term liabilities	240,185	136,483
Net cash used in operating activities	(1,090,995)	(543,936)
Cash flows from investing activities:
Additions to property and equipment	(143,150)	(70,454)
Purchases of marketable securities	(1,201,895)	(2,959,285)
Proceeds from sale of marketable securities	2,486,386	3,009,459
Additions to intangible assets	(753,900)	(1,077,547)
Net cash provided by (used in) investing activities	387,441	(1,097,827)
Cash flows from financing activities:
Net borrowings on line of credit	2,600,000	1,800,000
Excess tax expense derived from exercise of stock options	—	(835,016)
Repurchase of common shares	(1,790,671)	(1,689,040)
Net cash provided by (used in) financing activities	809,329	(724,056)
Net increase (decrease) in cash and cash equivalents	105,775	(2,365,819)
Cash and cash equivalents at beginning of period	34,510,330	38,203,059
Cash and cash equivalents at end of period	$34,616,105	$35,837,240
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2016	16,074,176	$54,643,268	$18,604,931	$(127,380)	$73,120,819
Cumulative effect from change in accounting principle (Note 7)	—	—	1,082,924	—	1,082,924
Share-based compensation	146,275	551,255	—	—	551,255
Repurchase of common shares	(282,856)	(1,790,671)	—	—	(1,790,671)
Net loss	—	—	(6,435,057)	(35,714)	(6,470,771)
Balance, June 30, 2017	15,937,595	$53,403,852	$13,252,798	$(163,094)	$66,493,556
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
Cumberland focuses its resources on maximizing the commercial potential of its products, as well as developing new product candidates, and has both internal development and commercial capabilities. The Company’s products are manufactured by third parties, which are overseen by Cumberland’s quality control and manufacturing professionals. The Company works closely with its third-party distribution partners to make its products available in the United States.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) was comprised solely of net income (loss) for the three and six months ended June 30, 2017 and 2016.
Recent Accounting Guidance
Recent Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") released in the form of an Accounting Standards Update ("ASU"), "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to broadly and significantly impact the net income, earnings per share ("EPS"), and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Effective January 1, 2017, the Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis. The impact of the adoption is disclosed in Note 7. Income Taxes.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement replaced the lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. Effective January 1, 2017, the Company adopted this standard on a prospective basis. Adoption of this standard had no material impact to Cumberland's condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2016, the FASB issued ASU, “Statement of Cash Flows-Restricted Cash-a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning-of-period” and “end-of-period” total amounts shown on the statement of

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. We are evaluating the potential impact of this adoption on our condensed consolidated financial statements and disclosures.
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
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers." The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for us to January 1, 2018, at which point we will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the appropriate method for implementing the ASU, as well as the impact the adoption of the ASU will have on its consolidated financial statements and footnote disclosures. While the Company continues to evaluate the effect of the standard, preliminarily, it does not anticipate a material impact on its financial statements. To complete the assessment of the impact of the standard to the financial statements, the Company continues to assess all implications of the standard, method of adoption and related financial disclosures. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may affect current conclusions.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2017 and December 31, 2016, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$6,288,956	$6,288,956	$—	$6,814,957	$6,814,957
U.S. Agency notes and bonds – fixed rate	—	1,299,465	1,299,465	—	1,795,330	1,795,330
SBA loan pools – variable rate	—	1,207,905	1,207,905	—	1,346,824	1,346,824
Municipal bonds – VRDN	5,560,000	—	5,560,000	5,665,000	—	5,665,000
Total fair value of marketable securities	$5,560,000	$8,796,326	$14,356,326	$5,665,000	$9,957,111	$15,622,111

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(5,160,611)	$(48,044)
Denominator:
Weighted-average shares outstanding – basic	16,011,758	16,247,028
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	16,011,758	16,247,028

	Six months ended June 30,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(6,435,057)	$(301,155)
Denominator:
Weighted-average shares outstanding – basic	16,026,935	16,293,744
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	16,026,935	16,293,744
As of June 30, 2017 and 2016, restricted stock awards and options to purchase 20,375 and 23,758 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Products:
Acetadote	$1,723,984	$1,895,199	$2,989,424	$3,732,661
Omeclamox-Pak	377,470	641,469	1,022,795	1,401,788
Kristalose	2,901,440	3,626,076	5,288,031	7,243,882
Vaprisol	276,705	421,800	961,253	789,848
Caldolor	1,052,917	631,893	1,865,944	1,703,861
Ethyol	2,091,836	—	5,758,644	—
Other	242,775	198,398	417,791	280,327
Total net revenues	$8,667,127	$7,414,835	$18,303,882	$15,152,367

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2017 and December 31, 2016, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.5 million and $0.3 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, net inventory was comprised of the following:

	June 30, 2017	December 31, 2016
Raw materials and work in process	$2,979,291	$2,810,711
Consigned inventory	249,676	277,324
Finished goods	2,325,357	2,283,694
Total	$5,554,324	$5,371,729
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act. In January 2016, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2017 and June 30, 2016, the Company repurchased 282,856 shares and 366,740 shares, respectively, of common stock for approximately $1.8 million and $1.7 million, respectively.
Restricted Share Grants
During the six months ended June 30, 2017, the Company issued 232,650 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
New Debt Agreement
On July 31, 2017, the Company entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement") which was to expire on June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Pinnacle Agreement, Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. In addition, the Company is subject to standard general covenants.
There were no early termination penalties upon termination of the previous SunTrust Agreement and the Company incurred less than $0.1 million in deferred financing costs related to the new Pinnacle Agreement, which will be amortized to interest expense using the effective interest method over the term of that agreement.
Previous Debt Agreement
On June 26, 2014, Cumberland entered into the SunTrust Agreement. The Company had $6.7 million in borrowings under that agreement at June 30, 2017. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provided for an aggregate principal amount up to $20 million. The initial revolving line of credit was up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the SunTrust Agreement was based on LIBOR plus an interest rate spread. There was no LIBOR minimum and the LIBOR pricing provided for an interest rate spread of 1.0% to 2.85% (representing an interest rate of 2.1% at June 30, 2017). In addition, a fee of 0.25% per year was charged on the unused line of credit. Interest and the unused line fee were payable quarterly. Borrowings under the line of credit were collateralized by substantially all of the Company’s assets.
Under the SunTrust Agreement, Cumberland was subject to certain financial covenants, including, but not limited to, maintaining a Funded Debt Ratio. As a result of the Company entering into the Pinnacle Agreement and replacing the SunTrust Agreement, the Company removed any compliance requirements related to the Funded Debt Ratio as of June 30, 2017.
(7) INCOME TAXES
The Company adopted FASB ASU, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" effective January 1, 2017. The Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis.
The impact of adoption on Cumberland's consolidated financial statements included the recording of $44.1 million in previously unrecognized net operating loss carryforwards, net of valuation allowances, generated from the exercise of nonqualified options during 2009. These net operating loss carryforwards occurred as a result of the actual tax benefit realized upon an employee's exercise exceeding the cumulative book compensation charge associated with the options. This adoption resulted in the recording of $1.1 million in net non-current deferred tax assets and retained earnings effective as of January 1, 2017. This $1.1 million in net non-current deferred tax assets is the result of a deferred tax asset of $17.0 million, net of a related valuation allowance of $15.9 million. Under the previous accounting guidance, these benefits had been recognized in the year in which they were able to reduce current income taxes payable. As part of the Company's adoption of the FASB guidance and its continued evaluation of Cumberland's utilization of net operating loss carryforwards and other deferred tax assets, including updates to our forecasts of future taxable income, the Company also recorded an additional valuation allowance of $1.0 million for its federal Orphan Drug and Research and Development tax credits that expire between 2021 and 2036. This additional valuation allowance impacted Cumberland's effective tax rate during the first quarter of 2017.
During the second quarter of 2017, as part of the Company's continued evaluation of the utilization of its net operating loss carryforwards and other deferred tax assets, including the most recent three-year operating results, the Company recorded an additional valuation allowance of $3.5 million for its remaining deferred tax assets. This additional valuation allowance impacted Cumberland's effective tax rate during the second quarter of 2017.
The net operating loss carryforwards generated during 2009 are comprised of $44.1 million in federal and $45.4 million in state amounts. Since they were generated, the Company has utilized these net operating loss carryforwards to pay minimal income taxes. The Company will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards, as it is able to achieve taxable income through its operations.
The newly adopted FASB guidance also results in any changes in the tax benefit being recognized in the provision for taxes on income during the period incurred. Previously, the Company recorded these benefits directly to equity. During the first half of 2017, 146,275 restricted shares previously issued to employees and directors vested. As the market price on the vesting date exceeded the market price on the grant dates, the Company experienced a tax benefit in excess of compensation cost, also referred to as a tax benefit "windfall." This tax benefit windfall resulted in an additional tax benefit of $0.1 million during the first half of 2017.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The Company will continue to evaluate and record the future vesting of shares of restricted stock issued to employees and directors as well as any tax benefit windfall. In the event that future restricted shares have a market price on the vesting date that is less than the market price on the grant dates, the Company will experience a tax benefit less than the compensation cost, also referred to as a tax benefit "shortfall."
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(10) TOTECT DISTRIBUTION
Totect
On July 31, 2017, the Company initiated distribution and sale of Totect in the United States. This followed the FDA approval of the product manufacturer and updated labeling for the product.
Totect is an FDA approved emergency oncology intervention which is indicated to treat the toxic effects of anthracycline chemotherapy in case of extravasation. Extravasation occurs when an injected medicine escapes from the blood vessels and circulates into surrounding tissues in the body causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries and procedures, enabling patients to continue their essential anti-cancer treatment.
In January 2017, the Company announced an agreement to acquire the exclusive rights to the oncology support drug Totect in the United States. This was the second product Clinigen has licensed to us under our strategic alliance. Under the terms of the agreement, Cumberland is managing all marketing, promotion, and distribution of the product in the United States.

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

•
Ethyol® (amifostine) Injection for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer; and

•
Totect® (dexrazoxane hydrochloride) Injection for emergency oncology intervention, to treat the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues).

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban® (ifetroban) oral capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan™ (ifetroban) oral capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis (SSc) form of autoimmune disease;

•	Portaban™ (ifetroban) oral formulation, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and

•
Methotrexate (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis.

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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market seven FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in countries outside the U.S. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we expect to grow by executing the following plans:

•
Support and expand the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if further clinical work could expand the potential market opportunities. We will continue to explore opportunities for label expansion to bring our products to new patient populations. The Caldolor pediatric approval reflects our successful implementation of this strategy.

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

•
Progress clinical pipeline and incubate future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities. At CET, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.

•
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can accentuate our operational effectiveness and maximize the opportunity for our brands. Our recent co-promotion partnership with Poly Pharmaceuticals, Inc. allows us to expand current promotional support for Kristalose across the United States.

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
Recent Developments
New Kristalose® Growth Driver Established Through Co-Promotion Agreement
On April 26, 2017, Cumberland and Poly Pharmaceuticals, Inc. ("Poly"), a privately-held U.S. specialty pharmaceutical company, announced a co-promotion partnership for Kristalose within the United States. Poly's sales force results in more than double the number of nationwide physicians called upon in support of the product.
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
Totect® Distribution
On July 31, 2017, we initiated distribution and sale of Totect in the United States. This followed the FDA approval of the product manufacturer and updated labeling for the product.
Totect is an FDA approved emergency oncology intervention which is indicated to treat the toxic effects of anthracycline chemotherapy in case of extravasation. Extravasation occurs when an injected medicine escapes from the blood vessels and circulates into surrounding tissues in the body causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries and procedures, enabling patients to continue their essential anti-cancer treatment.
In January 2017, we announced an agreement to acquire the exclusive rights to the oncology support drug Totect in the United States. This was the second product Clinigen has licensed to us under our strategic alliance. Under the terms of the agreement, Cumberland is managing all marketing, promotion, and distribution of the product in the United States.
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
We have completed the data analysis and reports from this study, filed them with the FDA, and are planning the next steps for this development program, which are expected to include a Phase II efficacy trial.
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

We have completed the data analysis and filed the report with the FDA for this study. During the first quarter, we submitted and obtained FDA clearance for an investigational new drug (IND) for the AERD program. We subsequently began the process of initiating the trial at medical centers across the United States.
VasculanTM
Vasculan Program
In April 2016, we announced the addition of Vasculan to our pipeline. Cumberland has initiated the clinical development of Vasculan for the treatment of systemic sclerosis. Systemic sclerosis (SSc), also called scleroderma, is a rare autoimmune disorder that affects the skin and internal organs. The FDA has cleared our IND for a Phase II clinical program for Vasculan in patients with systemic sclerosis and enrollment is underway in that trial.
PortabanTM
Portaban Program
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension associated with liver disease. Portaban is an oral formulation of ifetroban and the fourth development candidate in our pipeline. The FDA has cleared our IND for a Phase II clinical program for Portaban and enrollment is underway. Preclinical studies have shown ifetroban can reduce portal pressure, necrosis, inflammation, and fibrosis in multiple models of liver injury.
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
Since 2012, the USPTO has issued a series of patents associated with Acetadote. Additional information and discussion regarding our Acetadote patents and patent defense is contained in Part 1, Item 1, Business -Trademarks and Patents, of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.
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
A number of our competitors possess research and development and sales and marketing capabilities as well as financial resources greater than ours. These competitors, in addition to emerging companies and academic research institutions, may be developing, or in the future could develop, new technologies that could compete with our current and future products or render our products obsolete. Part 1, Item 1, Business -Competitors appears on pages 17 through 19 in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated by reference. The following competition information was included in our Form 10-K for the year ended December 31, 2016 and has been updated for recent developments as follows:

Ethyol®
Ethyol is a patented, prescription brand indicated to reduce xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. We launched the product in late 2016, and the authorized generic form of the product was withdrawn by Clinigen who markets branded Ethyol internationally. We have an exclusive license to patent number 5,994,409 for Ethyol. This Ethyol patent is FDA Orange Book listed with a term until December 9, 2017. We also have a license to several additional Ethyol patents associated with the subcutaneous administration of the product that are not yet Orange Book listed. In July 2017, Mylan Laboratories Ltd. (“Mylan”) received approval for an Abbreviated New Drug Application in which Mylan seeks to market a generic version of Ethyol. We are evaluating this recent development with Clinigen who is responsible for defending the intellectual property associated with the Ethyol brand.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following table presents the unaudited interim statements of operations for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016	Change
Net revenues	$8,667,127	$7,414,835	$1,252,292
Costs and expenses:
Cost of products sold	1,668,926	1,155,261	513,665
Selling and marketing	4,654,933	3,272,279	1,382,654
Research and development	1,080,426	678,780	401,646
General and administrative	2,353,140	1,874,396	478,744
Amortization	590,573	539,428	51,145
Total costs and expenses	10,347,998	7,520,144	2,827,854
Operating income (loss)	(1,680,871)	(105,309)	(1,575,562)
Interest income	69,481	31,483	37,998
Interest expense	(30,029)	(28,247)	(1,782)
Income (loss) before income taxes	(1,641,419)	(102,073)	(1,539,346)
Income tax (expense) benefit	(3,535,783)	41,135	(3,576,918)
Net income (loss)	$(5,177,202)	$(60,938)	$(5,116,264)

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2017	2016	Change
Products:
Acetadote	$1,723,984	$1,895,199	$(171,215)
Omeclamox-Pak	377,470	641,469	(263,999)
Kristalose	2,901,440	3,626,076	(724,636)
Vaprisol	276,705	421,800	(145,095)
Caldolor	1,052,917	631,893	421,024
Ethyol	2,091,836	—	2,091,836
Other	242,775	198,398	44,377
Total net revenues	$8,667,127	$7,414,835	$1,252,292
Net revenues. Net revenues for the three months ended June 30, 2017 were approximately $8.7 million compared to $7.4 million for the three months ended June 30, 2016, representing an increase of $1.3 million, or 16.9%.
The increase in total net revenues from the prior year period was driven primarily by net revenue of $2.1 million for our newest brand, Ethyol and an increase in Caldolor revenue of $0.4 million compared to the second quarter of 2016. Kristalose revenue decreased by $0.7 million compared to the second quarter of 2016, Omeclamox-Pak decreased $0.3 million, Acetadote revenue decreased by $0.2 million and Vaprisol net revenue decreased by $0.1 million compared to the second quarter of 2016.
Ethyol revenue for the second quarter of 2017 was $2.1 million. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
The Caldolor product revenue increase of $0.4 million for the three months ended June 30, 2017 was benefited by increased domestic and international sales revenue in the second quarter of 2017 compared to the second quarter of 2016.

Kristalose revenue decreased by $0.7 million during the second quarter of 2017 when compared to the prior year period. The product's net revenue was negatively impacted by higher Medicaid rebates that resulted from changes to the products rebate formula effective January 1, 2017. We also experienced an increase in our fee for service paid to wholesalers. The decreases in revenues were slightly offset by improved pricing during the second quarter of 2017.
Vaprisol revenue decreased $0.1 million during the second quarter of 2017 when compared to the prior year period due to lower gross revenue and higher expired product sales returns.
Acetadote net revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a $0.1 million increase in revenue from our Authorized Generic when compared to the prior year period. We experienced a decrease of $0.2 million in our branded Acetadote net revenue from the prior year period.
Omeclamox-Pak revenue decreased $0.3 million due to lower sales volumes. This decrease was partially offset by improved net pricing.
Cost of products sold. Cost of products sold for the second quarter of 2017 increased $0.5 million compared to the prior year as a result of increased sales. As a percentage of net revenues, cost of products sold experienced an increase to 19.3% during the three months ended June 30, 2017 compared to 15.6% during the three months ended June 30, 2016. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for the second quarter of 2017 increased $1.4 million compared to the prior year. This increase was the result of additional royalties, primarily a result of increased product sales during the second quarter of 2017. Selling and marketing expense was a 53.7% of net revenues during the three months ended June 30, 2017 compared to 44.1% during the three months ended June 30, 2016.
Research and development. Research and development costs for the second quarter of 2017 were $1.1 million, compared to $0.7 million for the same period last year. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities. The increase was the result of additional investments in our ongoing clinical and manufacturing initiatives for developing pipeline products.
General and administrative. General and administrative expense for the second quarter of 2017 was $2.4 million, compared to $1.9 million for the same period last year. The $0.5 million increase from the prior year was primarily driven by increases in legal and other professional fees for our business development initiatives. There was also an increase in non-cash stock based compensation during the second quarter of 2017.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2017 and June 30, 2016 totaled approximately $0.6 million and $0.5 million, respectively.
Income taxes. Income tax expense for the three months ended June 30, 2017 was $3.5 million. As a percentage of income (loss) before income taxes, income tax expense was 215.4% for the three months ended June 30, 2017 compared to 40.3% for the three months ended June 30, 2016. During the second quarter of 2017, we recorded an additional valuation allowance of $3.5 million for our remaining deferred tax assets. This additional non-cash valuation allowance impacted our effective tax rate during the second quarter of 2017.
As of June 30, 2017, we have approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that have historically been used to significantly offset future income tax obligations. Since they were generated during 2009, we have utilized these net operating loss carryforwards to pay minimal income taxes. We will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards, as we are able to achieve taxable income through our operations. Effective as of January 1, 2017, we adopted the current accounting guidance that resulted in the recording of $1.1 million in net noncurrent deferred tax assets and retained earnings related to these net operating loss carryforwards.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following table presents the unaudited interim statements of operations for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016	Change
Net revenues	$18,303,882	$15,152,367	$3,151,515
Costs and expenses:
Cost of products sold	3,050,423	2,379,200	671,223
Selling and marketing	9,947,953	6,971,241	2,976,712
Research and development	1,978,789	1,385,252	593,537
General and administrative	4,463,373	3,952,368	511,005
Amortization	1,202,017	1,070,198	131,819
Total costs and expenses	20,642,555	15,758,259	4,884,296
Operating income (loss)	(2,338,673)	(605,892)	(1,732,781)
Interest income	122,016	108,612	13,404
Interest expense	(61,744)	(48,689)	(13,055)
Income (loss) before income taxes	(2,278,401)	(545,969)	(1,732,432)
Income tax (expense) benefit	(4,192,370)	216,474	(4,408,844)
Net income (loss)	$(6,470,771)	$(329,495)	$(6,141,276)

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2017	2016	Change
Products:
Acetadote	$2,989,424	$3,732,661	$(743,237)
Omeclamox-Pak	1,022,795	1,401,788	(378,993)
Kristalose	5,288,031	7,243,882	(1,955,851)
Vaprisol	961,253	789,848	171,405
Caldolor	1,865,944	1,703,861	162,083
Ethyol	5,758,644	—	5,758,644
Other	417,791	280,327	137,464
Total net revenues	$18,303,882	$15,152,367	$3,151,515
Net revenues. Net revenues for the six months ended June 30, 2017 were approximately $18.3 million compared to $15.1 million for the six months ended June 30, 2016, representing an increase of $3.2 million, or 20.8%.
Ethyol revenue for the six months ended June 30, 2017 was $5.8 million. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
The Caldolor product revenue experienced an increase of 9.5% or $0.2 million during the six months ended June 30, 2017 compared to the same period last year. Caldolor revenue in the six months ended June 30, 2017 was positively impacted by improved pricing and lower expired product sales returns, offset by lower international sales than the prior year period.
Kristalose revenue decreased by $2.0 million primarily by reduced sales volume. The product's net revenue was negatively impacted by higher Medicaid rebates that resulted from changes to the products rebate formula effective January 1, 2017. This reduction was partially offset by improved pricing during the six months ended June 30, 2017.
Vaprisol revenue increased $0.2 million during the six months ended June 30, 2017 compared to the prior year period primarily due to higher sales volume partially offset by an increase in expired product sales returns.

Acetadote net revenue included net sales of our branded product and our share of net sales from our Authorized Generic. During the first six months of 2017, net sales of our Acetadote brands and our share of net sales from our Authorized Generic decreased $0.3 million and $0.5 million respectively from the prior year period, primarily due to generic competition.
Omeclamox-Pak revenue declined $0.4 million during the six months ended June 30, 2017 compared to the prior year. The decrease was primarily the result of lower sales volume partially offset by improved pricing.
Cost of products sold. Cost of products sold for the first six months of 2017 was $3.1 million, compared to $2.4 million for the same period last year, representing an increase of approximately $0.7 million, or 28.2%. As a percentage of net revenues, cost of products sold was 16.7% compared to 15.7% during the prior year. This increase in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expense for the first six months of 2017 was $9.9 million, compared to $7.0 million for the same period last year, representing an increase of approximately $3.0 million, or 42.7%. This increase was the result of additional royalties, primarily a result of increased product sales during the first six months of 2017. Selling and marketing expense was 54.3% of net revenues during the six months ended June 30, 2017 compared to 46.0% during the six months ended June 30, 2016.
Research and development. Research and development costs for the first six months of 2017 were $2.0 million, compared to $1.4 million for the same period last year, representing an increase of approximately $0.6 million, or 42.8%. A portion of our research and development costs are variable based on the number of studies, sites and participants involved in our product development activities. The increase was the result of additional investments in our ongoing clinical initiatives for developing pipeline products.
General and administrative. General and administrative expense was $4.5 million for the six months ended June 30, 2017, compared to $4.0 million during the same period last year. The $0.5 million increase from the prior year was primarily driven by increases in legal and other professional fees for our business development initiatives. There was also an increase in non-cash stock based compensation.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2017 totaled approximately $1.2 million, which was an increase of $0.1 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income taxes. Income tax expense for the six months ended June 30, 2017 totaled $4.2 million, compared to income tax benefit of $0.2 million in the six months ended June 30, 2016. As a percentage of income (loss) before income taxes, income taxes were 184.0% for the six months ended June 30, 2017 compared to 39.6% for the six months ended June 30, 2016. As discussed in Note 7 to our condensed consolidated financial statements, the effective tax rate for the six months ended June 30, 2017 was primarily impacted by a valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits and an additional valuation allowance of $3.5 million for our remaining deferred tax assets. These non-cash valuation allowance adjustments impacted our effective tax rate during the six months ended June 30, 2017.

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
We invest a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At June 30, 2017 and December 31, 2016, we had approximately $14.4 million and $15.6 million, respectively, invested in marketable securities.

The following table summarizes our liquidity and working capital as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Cash and cash equivalents	$34,616,105	$34,510,330
Marketable securities	14,356,326	15,622,111
Total cash, cash equivalents and marketable securities	$48,972,431	$50,132,441

Working capital (current assets less current liabilities)	$50,311,863	$50,753,001
Current ratio (multiple of current assets to current liabilities)	4.9	4.4

Revolving line of credit availability	$5,300,000	$7,900,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$(1,090,995)	$(543,936)
Investing activities	387,441	(1,097,827)
Financing activities	809,329	(724,056)
Net increase (decrease) in cash and cash equivalents	$105,775	$(2,365,819)
The net $0.1 million increase in cash and cash equivalents for the six months ended June 30, 2017 was attributable to cash provided by investing and financing activities offset by cash used in operating activities. Cash used by operating activities of $1.1 million was primarily impacted by a net loss for the period of $6.5 million. These uses of operating cash were offset by non-cash expenses of depreciation and amortization and share-based compensation expense totaling $1.9 million. Changes in our working capital used cash of $0.7 million, including a reduction in accounts payable of $1.9 million offset by a decrease in accounts receivable of $1.2 million. Cash provided by investing activities included net proceeds from marketable securities of $1.3 million offset by additions to intangibles of $0.8 million. Our financing activities included $2.6 million in cash provided by borrowings under our line of credit and $1.8 million in cash used to repurchase shares of our common stock.
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

On July 31, 2017, the Company entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement") which was to expire on June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75%. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.

Under the Pinnacle Agreement, we are subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. In addition, we are subject to standard general covenants.

We had $6.7 million in borrowings under the SunTrust Agreement at June 30, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2017 and 2016, we did not engage in any off-balance sheet arrangements.
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
We invest in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $14.4 million in marketable securities outstanding at June 30, 2017, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of June 30, 2017, we had $6.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2017 and 2016. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the six months ended June 30, 2017, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.
Item 1a. Risk Factors
Information regarding risk factors appears on pages 24 through 41 in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section titled “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
We currently have a share repurchase program to purchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act. In January 2016, our Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock.
The following table summarizes the activity, by month, during the three months ended June 30, 2017:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	14,394		$6.49	14,394	$6,494,563
May	73,645	(1)	6.64	73,645	6,005,256
June	39,667		7.03	39,667	5,726,569
Total	127,706			127,706

(1) Of this amount, 32,015 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

August 9, 2017	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer