Form 10-Q
period 2017-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2017-11-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common stock, no par value	15,748,137

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$42,018,953	$34,510,330
Marketable securities	8,055,017	15,622,111
Accounts receivable, net of allowances	7,205,378	7,330,127
Inventories, net	5,857,468	5,371,729
Other current assets	2,945,999	2,710,967
Total current assets	66,082,815	65,545,264
Property and equipment, net	474,748	464,454
Intangible assets, net	21,540,316	22,154,176
Deferred tax assets, net	—	3,119,930
Other assets	2,253,178	2,120,742
Total assets	$90,351,057	$93,404,566
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,921,600	$8,036,611
Other current liabilities	7,876,491	6,755,652
Total current liabilities	15,798,091	14,792,263
Revolving line of credit	8,000,000	4,100,000
Other long-term liabilities	1,634,936	1,391,484
Total liabilities	25,433,027	20,283,747
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,781,736 and 16,074,176 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	52,585,566	54,643,268
Retained earnings	12,509,767	18,604,931
Total shareholders’ equity	65,095,333	73,248,199
Noncontrolling interests	(177,303)	(127,380)
Total equity	64,918,030	73,120,819
Total liabilities and equity	$90,351,057	$93,404,566
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenues	$11,196,961	$8,791,753	$29,500,843	$23,944,120
Costs and expenses:
Cost of products sold	2,166,353	1,973,948	5,216,776	4,353,148
Selling and marketing	6,226,438	3,614,714	16,174,391	10,585,955
Research and development	943,162	644,662	2,921,951	2,029,914
General and administrative	2,090,785	1,865,575	6,554,158	5,817,943
Amortization	609,572	562,722	1,811,589	1,632,920
Total costs and expenses	12,036,310	8,661,621	32,678,865	24,419,880
Operating income (loss)	(839,349)	130,132	(3,178,022)	(475,760)
Interest income	94,833	51,636	216,849	160,248
Interest expense	(8,902)	(29,088)	(70,646)	(77,777)
Income (loss) before income taxes	(753,418)	152,680	(3,031,819)	(393,289)
Income tax (expense) benefit	(3,822)	(57,192)	(4,196,192)	159,282
Net income (loss)	(757,240)	95,488	(7,228,011)	(234,007)
Net loss at subsidiary attributable to noncontrolling interests	14,209	10,678	49,923	39,018
Net income (loss) attributable to common shareholders	$(743,031)	$106,166	$(7,178,088)	$(194,989)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.05)	$0.01	$(0.45)	$(0.01)
- diluted	$(0.05)	$0.01	$(0.45)	$(0.01)
Weighted-average shares outstanding
- basic	15,867,159	16,217,442	15,973,737	16,268,579
- diluted	15,867,159	16,504,568	15,973,737	16,268,579

Comprehensive income (loss) attributable to common shareholders	(743,031)	106,166	(7,178,088)	(194,989)
Net loss at subsidiary attributable to noncontrolling interests	14,209	10,678	49,923	39,018
Total comprehensive income (loss)	$(757,240)	$95,488	$(7,228,011)	$(234,007)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(7,228,011)	$(234,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,974,194	1,785,057
Deferred tax expense	4,293,963	662,689
Share-based compensation	849,198	623,504
Excess tax (benefit) expense derived from exercise of stock options	(91,109)	907,270
Noncash interest expense	60,708	61,224
Noncash investment gains	(48,084)	(69,140)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	124,748	(595,180)
Inventories	(485,739)	(713,084)
Other current assets and other assets	(428,176)	(1,241,372)
Accounts payable and other current liabilities	640,453	(1,705,007)
Other long-term liabilities	239,703	267,730
Net cash used in operating activities	(98,152)	(250,316)
Cash flows from investing activities:
Additions to property and equipment	(172,899)	(98,275)
Purchases of marketable securities	(2,029,414)	(3,643,894)
Proceeds from sale of marketable securities	9,644,592	3,676,745
Additions to intangible assets	(841,647)	(1,554,410)
Net cash provided by (used in) investing activities	6,600,632	(1,619,834)
Cash flows from financing activities:
Net borrowings on line of credit	3,900,000	2,000,000
Excess tax expense derived from exercise of stock options	—	(907,270)
Repurchase of common shares	(2,893,857)	(1,879,395)
Net cash provided by (used in) financing activities	1,006,143	(786,665)
Net increase (decrease) in cash and cash equivalents	7,508,623	(2,656,815)
Cash and cash equivalents at beginning of period	34,510,330	38,203,059
Cash and cash equivalents at end of period	$42,018,953	$35,546,244
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2016	16,074,176	$54,643,268	$18,604,931	$(127,380)	$73,120,819
Cumulative effect from change in accounting principle (Note 7)	—	—	1,082,924	—	1,082,924
Share-based compensation	146,275	849,198	—	—	849,198
Repurchase of common shares	(438,715)	(2,906,900)	—	—	(2,906,900)
Net loss	—	—	(7,178,088)	(49,923)	(7,228,011)
Balance, September 30, 2017	15,781,736	$52,585,566	$12,509,767	$(177,303)	$64,918,030
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2016 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or the SEC, and omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) consisted solely of net income (loss) for the three and nine months ended September 30, 2017 and 2016.
Recent Accounting Guidance
Recent Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") released in the form of an Accounting Standards Update ("ASU"), "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to broadly and significantly impact the net income, earnings per share ("EPS"), and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Effective January 1, 2017, the Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis. The impact of the adoption is discussed in Note 7. Income Taxes.
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
Recent Accounting Pronouncements - Not Yet Adopted
In November 2016, the FASB issued ASU, “Statement of Cash Flows-Restricted Cash-a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning-of-period” and “end-of-period” total amounts shown on the statement of

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements and disclosures.
In August 2016, the FASB issued amended guidance in the form of a FASB ASU, "Classification of Certain Cash Receipts and Cash Payments." The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. The Company continues to evaluate the potential impact of this adoption on its condensed consolidated financial statements and disclosures but currently it does not anticipate that adoption will have a material impact.
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers (ASC 606)." The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for us to January 1, 2018, at which point we will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The ASU also includes a cohesive set of quantitative and qualitative disclosure requirements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.
The Company has evaluated its revenue sources and individual components of the revenue process and is in the process of finalizing how the adoption of the ASU will impact its condensed consolidated financial statements. Cumberland expects to adopt ASC 606 using the modified retrospective method and while the Company continues to evaluate the effect of the standard, preliminarily, it does not anticipate a material impact on the consolidated financial statements. To complete the assessment of the impact of the standard to the financial statements, Cumberland continues to evaluate all implications of the standard, method of adoption and related financial disclosures. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact current conclusions.
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
Operating Segments
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has concluded that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States and total revenues are primarily attributable to U.S. customers.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of U.S. Government Agency notes and bonds, and bank-guaranteed, variable rate demand notes ("VRDN"). At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2017 and December 31, 2016, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The Company's fair values of marketable securities are determined based on valuations provided by a third-party pricing service, as derived from such service's pricing models, and are considered either Level 1 or Level 2 measurements, depending on the nature of the investment. The Company has no marketable securities in which the fair value is determined based on Level 3 measurements. The level of management judgment required in evaluating fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments valued using valuation models that are standard across the industry and whose parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Based on the information available, the Company believes that the valuations provided by the third-party pricing service, as derived from such service's pricing models, are representative of prices that would be received to sell the assets at the measurement date (exit prices). There were no transfers of assets between levels within the fair value hierarchy.
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Agency issued mortgage-backed securities – variable rate	$—	$5,456,811	$5,456,811	$—	$6,814,957	$6,814,957
U.S. Agency notes and bonds – fixed rate	—	1,199,538	1,199,538	—	1,795,330	1,795,330
SBA loan pools – variable rate	—	1,398,668	1,398,668	—	1,346,824	1,346,824
Municipal bonds – VRDN	—	—	—	5,665,000	—	5,665,000
Total fair value of marketable securities	$—	$8,055,017	$8,055,017	$5,665,000	$9,957,111	$15,622,111

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(743,031)	$106,166
Denominator:
Weighted-average shares outstanding – basic	15,867,159	16,217,442
Dilutive effect of other securities	—	287,126
Weighted-average shares outstanding – diluted	15,867,159	16,504,568

	Nine months ended September 30,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(7,178,088)	$(194,989)
Denominator:
Weighted-average shares outstanding – basic	15,973,737	16,268,579
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,973,737	16,268,579
As of September 30, 2017 and 2016, restricted stock awards and options to purchase 14,175 and 21,950 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Products:
Acetadote	$1,342,457	$1,807,495	$4,331,675	$5,532,893
Omeclamox-Pak	190,835	752,808	1,213,635	2,154,596
Kristalose	2,749,966	3,671,397	8,037,994	10,915,276
Vaprisol	385,541	496,279	1,346,793	1,286,126
Caldolor	896,640	1,357,289	2,762,790	3,060,441
Ethyol	2,566,611	519,400	8,325,254	519,400
Totect	2,916,425	—	2,916,425	—
Other	148,486	187,085	566,277	475,388
Total net revenues	$11,196,961	$8,791,753	$29,500,843	$23,944,120
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $0.9 million and $1.2 million for third quarter of 2017 and 2016 and $3.0 million and $3.5 million on a year-to-date basis as of September 30, 2017 and 2016, respectively. Totect revenue includes $0.3 million in Cardioxane net revenue for the third quarter of 2017.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2017 and December 31, 2016, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.6 million and $0.3 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, net inventory consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials and work in process	$3,188,240	$2,810,711
Consigned inventory	247,003	277,324
Finished goods	2,422,225	2,283,694
Total	$5,857,468	$5,371,729
(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10.0 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act. In January 2016, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2017 and September 30, 2016, the Company repurchased 438,715 shares and 407,457 shares, respectively, of common stock for approximately $2.9 million and $1.9 million, respectively.
Restricted Share Grants
During the nine months ended September 30, 2017, the Company issued 233,525 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
New Debt Agreement
On July 31, 2017, the Company entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The Pinnacle Agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement"), which was to expire on June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.0% at September 30, 2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Pinnacle Agreement, Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. In addition, the Company is subject to standard general covenants. The Company achieved compliance with the Funded Debt Ratio covenant as of September 30, 2017 through the utilization of the covenant cure section of the agreement.
There were no early termination penalties upon termination of the previous SunTrust Agreement and the Company incurred less than $0.1 million in deferred financing costs related to the new Pinnacle Agreement, which will be amortized to interest expense using the effective interest method over the term of that agreement.
Previous Debt Agreement
On June 26, 2014, Cumberland entered into the SunTrust Agreement. The Company had $8.0 million in borrowings under that agreement at September 30, 2017. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provided for an aggregate principal amount up to $20 million. The initial revolving line of credit was up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.
The interest rate on the SunTrust Agreement was based on LIBOR plus an interest rate spread. There was no LIBOR minimum and the LIBOR pricing provided for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year was charged on the unused line of credit. Interest and the unused line fee were payable quarterly. Borrowings under the line of credit were collateralized by substantially all of the Company’s assets.
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
During the second quarter of 2017, as part of the Company's continued evaluation of the utilization of its net operating loss carryforwards and other deferred tax assets, including the most recent three-year operating results, the Company recorded an additional valuation allowance of $3.5 million for its remaining deferred tax assets. This additional valuation allowance impacted Cumberland's effective tax rate during the second quarter of 2017 and all deferred tax assets have a full valuation allowance.
The net operating loss carryforwards generated during 2009 consisted of $44.1 million in federal and $45.4 million in state amounts. Since they were generated, the Company has utilized these net operating loss carryforwards to pay minimal income taxes. The Company will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards, as it is able to achieve taxable income through its operations.
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
As a part of the adoption, the tax benefit or deficiency is now classified and presented as an operating cash flow. In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. These changes have both been applied on a prospective basis. All cash payments made to taxing authorities on employees’ share-based compensation are classified as a cash outflow from financing activities, consistent with the Company's existing current presentation. Additionally, the Company has elected not to adjust its policy on accounting for equity award forfeitures.
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
On January 26, 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's 445 Acetadote Patent and expressly rejected Mylan's validity challenge. Additional information on these developments is included in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2016.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

(10) NEW PRODUCTS
Totect ®
In late July 2017, the Company initiated distribution and sale of Totect (dexrazoxane hydrochloride) in the United States. This followed the FDA approval of the updated labeling and product manufacturer for the product. In late September 2017, the Company announced the launch of Totect promotion in the United States.
Totect is an FDA-approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
In preparation for the Totect promotional launch, the Company completed the training of its sales and medical organization, stocked the product at select wholesalers serving hospitals, and recently introduced the product website. Totect is supported by Cumberland's hospital sales force.
The Company launched Totect during a national shortage of dexrazoxane. It's our second oncology support product and the second product licensed to it through the Strategic Alliance with Clinigen Group plc ("Clinigen").
The Company began generating revenue from the sale of Totect during the third quarter of 2017. Totect contributed $2.6 million in net revenue for the three months ended September 30, 2017.
Cardioxane®
During August 2017, the Company also began shipments of Cardioxane (dexrazoxane hydrochloride, injection) which is used to support oncology patients from the cardiac complications associated with certain chemotherapeutic agents. These shipments were under a special, expedited clearance from the FDA to address the shortage of dexrazoxane in the United States.  The Company intends to make Cardioxane available in the United States through the end of 2017, until the current dexrazoxane drug shortage is alleviated.
The Company is distributing Cardioxane through its Strategic Alliance with Clinigen who is supplying the product and has been selling it in several markets outside the United States.
The Company began generating revenue from the sale of Cardioxane during the third quarter of 2017. Cardioxane contributed $0.3 million in net revenue for the three months ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in “Risk Factors” on pages 24 through 41, and “Special Note Regarding Forward-Looking Statements” on pages 41 and 42 of our Annual Report on Form 10-K for the year ended December 31, 2016. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.
OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. We promote our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.
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

•
Ethyol® (amifostine) Injection, for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer, and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer; and

•
Totect® (dexrazoxane hydrochloride) Injection, for emergency oncology intervention, to treat the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues).

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome (“HRS”);

•	Boxaban® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis (SSc) form of autoimmune disease;

•	Portaban™ (ifetroban) Injection and Oral Capsules, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and

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
Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market seven FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:

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

•
Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of the product rights to Ethyol and Totect in the U.S. represent recent examples of our execution of this strategy.

•
Progress clinical pipeline and incubate future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities. Our ifetroban Phase II development programs represent the implementation of this strategy. At CET, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates, and Cumberland has the opportunity to negotiate rights to further develop and commercialize them in the U.S and other markets.

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

•
Continue to manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with high margins, and a strong balance sheet. We use excess cash flow for our ongoing share repurchase program.

Cumberland was incorporated in 1999 and has been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other material press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public at www.sec.gov.
Recent Developments
Totect® Distribution and Launch
In late July 2017, we initiated distribution and sale of Totect (dexrazoxane hydrochloride) in the United States. This followed the FDA approval of the updated labeling and product manufacturer for the product. In late September 2017, we announced the launch of Totect promotion in the United States.
Totect is an FDA-approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
In preparation for the Totect promotional launch, we completed the training of our sales and medical organization, stocked the product at select wholesalers serving hospitals, and recently introduced the product website. Totect is supported by our hospital sales force.
We launched Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. It's our second oncology support product and the second product licensed to us through our Strategic Alliance with Clinigen Group plc ("Clinigen").
Cardioxane® Shipments
During August 2017, we also began shipments of Cardioxane (dexrazoxane hydrochloride, injection) which is used to support oncology patients from the cardiac complications associated with certain chemotherapeutic agents. These shipments were under a special, expedited clearance from the FDA to address the shortage of dexrazoxane in the United States.  We intend to make Cardioxane available in the United States through the end of 2017, until the current dexrazoxane drug shortage is alleviated.
We are distributing Cardioxane through our Strategic Alliance with Clinigen who is supplying the product to us and has been selling it in several markets outside the United States.
Kristalose® Co-Promotion
During the third quarter 2017, we fully implemented our co-promotion arrangements with Poly Pharmaceuticals, Inc. (“Poly”) following a multi-year agreement signed in April 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians called upon with Kristalose bringing the brand’s message to thousands of additional medical professionals. Cumberland continues to manage the national marketing, distribution, and regulatory activities associated with the product.
Boxaban® Clinical Program
We are developing Boxaban for the treatment of Aspirin-Exacerbated Respiratory Disease ("AERD"), also known as Samter's Triad, a a chronic medical condition that consists of three clinical features: asthma, sinus disease with nasal polyps and sensitivity to aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system.
We completed an initial Phase II clinical study to evaluate the safety and tolerability of Boxaban in AERD patients. The multicenter study involved sixteen patients at several U.S. medical centers led by the Scripps Research Institute. Results indicated that Boxaban was well tolerated with no safety concerns noted in patients with a history of AERD.

Earlier this year the FDA cleared Cumberland’s investigational new drug (“IND”) application for the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study is now underway at a growing number of allergy and asthma centers across the United States.
Vasculan® Clinical Program
Cumberland has initiated the clinical development of Vasculan for the treatment of systemic sclerosis (SSc), also known as scleroderma. SSc is a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, as well as vascular dysfunction. Preclinical studies have shown that ifetroban prevents and can restore cardiac function in a preclinical model of pulmonary arterial hypertension.
The FDA has cleared Cumberland's IND to evaluate the safety and efficacy of Vasculan in patients with SSc. As a result, we initiated a Phase II multicenter study in thirty-four SSc patients. Enrollment in this randomized, placebo controlled trial is ongoing at several scleroderma centers of excellence in the United States.
PortabanTM Clinical Program
The Company has also initiated the clinical development of Portaban for the treatment of portal hypertension (“PH”) associated with chronic liver disease. Preclinical studies have shown ifetroban can reduce portal pressure, inflammation, and fibrosis in multiple models of liver injury.
The FDA cleared Cumberland's IND for a clinical development program evaluating the safety and efficacy of Portaban in patients with PH. Following that clearance, a multicenter Phase II study in thirty PH patients was initiated. Enrollment in this randomized, placebo controlled study is now underway at several United States hepatology centers.
Hepatoren® Clinical Program
We are developing Hepatoren as a potential treatment for Hepatorenal Syndrome ("HRS") - a life threatening condition involving liver and kidney failure, with a high mortality rate and no approved pharmaceutical therapy in this country. We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of Hepatoren for this unmet medical need.
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted. We have filed the results from this study with the FDA, and are evaluating and designing strategies for a follow-on Phase II efficacy study.
New Hospital Product Candidate
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed the preclinical studies for a cholesterol reducing agent for use in the hospital setting. We have completed a successful Phase I study which defined the pharmacokinetic properties and supported a positive safety profile for this new product candidate. The study results and a proposed Phase II efficacy confirmation study will be discussed with the FDA.
Caldolor® Pediatric Study
We previously completed pediatric fever and pain studies leading to the FDA approval of Caldolor for use in children six months of age and older. We then reached agreement with the FDA to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. As a result, a multicenter study is now underway at several United States centers to collect data from twenty-four patients in this age range.
Methotrexate Submission
We have held a meeting with the FDA to discuss the approval pathway for our injectable methotrexate products in the United States. As a result, we are now gathering the relevant information and preparing the submission for that approval. We previously entered into an agreement with the Nordic Group to commercialize their methotrexate product line in the United States which is designed for treating patients with arthritis and psoriasis. Cumberland is responsible for the registration and commercialization of these products while Nordic will handle the product’s supply. Nordic has registered and is selling these methotrexate products in several European countries.
Acetadote® Patent Defense
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
In January 2017, the Appeals Court affirmed the District Court ruling in the Company's favor in its lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding Cumberland's

445 Acetadote Patent and expressly rejected Mylan's validity challenge. Additional information on these developments is included in Part 1, Item 3, Legal Proceedings in our Form 10-K for the year ended December 31, 2016.
COMPETITION
The pharmaceutical industry is characterized by intense competition and rapid innovation. Our continued success in developing and commercializing pharmaceutical products will depend, in part, upon our ability to compete against existing and future products in our target markets. For more information see Part 1, Item 1, Business -Competitors in our Annual Report on Form 10-K for the year ended December 31, 2016 which is incorporated by reference and has been updated as follows:
Ethyol®
Ethyol is our patented, branded amifostine product indicated to reduce xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. We launched the product in late 2016, and the authorized generic form of the product was withdrawn by Clinigen who markets branded Ethyol internationally. We have an exclusive license to the product which includes patent number 5,994,409 which is FDA Orange Book listed with a term until December 9, 2017. We also have a license to several additional Ethyol patents associated with the subcutaneous administration of the product that are not yet Orange Book listed. In July 2017, Mylan Laboratories Ltd. (“Mylan”) received approval for an Abbreviated New Drug Application for a generic amifostine product. Sun Pharmaceuticals Industries Limited (“Sun”) had also previously received approval for a generic amifostine product. Both the Mylan and Sun approvals appear to be only for the ovarian cancer indication but not the xerostomia indication. Therefore, we believe that Ethyol is currently the only amifostine product with FDA approval for both the xerostomia and ovarian cancer indications.
Totect®
Totect is our patented, branded dexrazoxane injection product indicated for the treatment of the extravasation associated with anthracycline chemotherapy. We have an exclusive license to the product which includes patent number 6,727,253 which is FDA Orange Book listed and has a term until March 13, 2020. Pfizer Inc.’s Zinecard® brand is a dexrazoxane product with FDA approval for a different indication - the cardiac complications associated with certain chemotherapeutic agents. Mylan, Gland Pharma Ltd and West-Ward Pharmaceuticals Corp appear to have previously received FDA approval for a generic dexrazoxane with the Zinecard cardiac protection indication. When we launched Totect, the FDA reported a national dexrazoxane shortage with both the Pfizer and Mylan products unavailable. Both companies indicated that their products may again be available in the U.S. in the future.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following table presents the unaudited interim statements of operations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016	Change
Net revenues	$11,196,961	$8,791,753	$2,405,208
Costs and expenses:
Cost of products sold	2,166,353	1,973,948	192,405
Selling and marketing	6,226,438	3,614,714	2,611,724
Research and development	943,162	644,662	298,500
General and administrative	2,090,785	1,865,575	225,210
Amortization	609,572	562,722	46,850
Total costs and expenses	12,036,310	8,661,621	3,374,689
Operating income (loss)	(839,349)	130,132	(969,481)
Interest income	94,833	51,636	43,197
Interest expense	(8,902)	(29,088)	20,186
Income (loss) before income taxes	(753,418)	152,680	(906,098)
Income tax (expense) benefit	(3,822)	(57,192)	53,370
Net income (loss)	$(757,240)	$95,488	$(852,728)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2017	2016	Change
Products:
Acetadote	$1,342,457	$1,807,495	$(465,038)
Omeclamox-Pak	190,835	752,808	(561,973)
Kristalose	2,749,966	3,671,397	(921,431)
Vaprisol	385,541	496,279	(110,738)
Caldolor	896,640	1,357,289	(460,649)
Ethyol	2,566,611	519,400	2,047,211
Totect	2,916,425	—	2,916,425
Other	148,486	187,085	(38,599)
Total net revenues	$11,196,961	$8,791,753	$2,405,208
Net revenues. Net revenues for the three months ended September 30, 2017 were $11.2 million compared to $8.8 million for the three months ended September 30, 2016, representing an increase of $2.4 million, or 27.4%.
The increase in total net revenues from the prior year period included net revenue of $2.9 million for our newest brand, Totect and a $2.0 million increase in Ethyol revenue compared to the third quarter of 2016.
The Company began shipments of Totect in July of 2017, resulting in $2.9 million in sales during the quarter, with Cardioxane contributing $0.3 million. The launch of Totect was impacted by a national shortage of dexrazoxane, resulting in strong initial demand for the product.
Ethyol revenue increased $2.0 million or 394% for the three months ended September 30, 2017 and benefited by increased sales volume.
Kristalose revenue decreased by $0.9 million during the third quarter of 2017 when compared to the prior year period. The product's net revenue was negatively impacted by higher Medicaid rebates that resulted from changes to the products rebate formula effective

January 1, 2017. We also experienced a decrease in sales volumes and an increase in our fee for service paid to wholesalers. These decreases in revenues were slightly offset by improved pricing during the third quarter of 2017.
Omeclamox-Pak revenue decreased $0.6 million primarily due to lower sales volumes as well as increases in managed care rebates and coupon discounts.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a $0.2 million decrease in revenue from our Authorized Generic when compared to the prior year period. We experienced a decrease of $0.2 million in our branded Acetadote net revenue from the prior year period.
Caldolor revenue decreased $0.5 million for the three months ended September 30, 2017 primarily due to decreased international sales revenue in the third quarter of 2017 compared to the third quarter of 2016. International sales for the third quarter of 2016 were particularly strong while the third quarter of 2017 was partially impacted by an international shipment that was delivered during the fourth quarter of 2017. The decrease in international sales were partially offset by improvements in domestic net revenue.
Vaprisol revenue decreased $0.1 million during the third quarter of 2017 when compared to the prior year period due to lower sales volumes.
Cost of products sold. Cost of products sold for the third quarter of 2017 increased $0.2 million compared to the prior year as a result of increased sales. Cost of products sold, as a percentage of net revenues, improved to 19.3% during the three months ended September 30, 2017 compared to 22.5% during the three months ended September 30, 2016. This improvement in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the quarter compared to the prior year.
Selling and marketing. Selling and marketing expense for the third quarter of 2017 increased $2.6 million compared to the prior year period. This increase was the result of additional royalties, related to increased product sales during the third quarter of 2017.
Research and development. Research and development costs for the third quarter of 2017 were $0.9 million, compared to $0.6 million for the same period last year. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our new product candidates. The increase was the result of additional investments in our ongoing clinical and manufacturing initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the third quarter of 2017 was $2.1 million, compared to $1.9 million for the same period last year. The $0.2 million increase from the prior year was primarily driven by increases in legal and other professional fees for all our business development initiatives. There was also an increase in non-cash stock based compensation during the third quarter of 2017.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for both the three months ended September 30, 2017 and the three months ended September 30, 2016 totaled approximately $0.6 million.
Income taxes. Income tax expense for the three months ended September 30, 2017 was less than $0.1 million. As a percentage of income (loss) before income taxes, income tax expense was 0.5% for the three months ended September 30, 2017 compared to 37.5% for the three months ended September 30, 2016. The difference in effective tax rate during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is a result of recording a full valuation allowance for deferred tax assets during 2017.
As of September 30, 2017, we have approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that have historically been used to significantly offset future income tax obligations. Since they were generated during 2009, we have utilized these net operating loss carryforwards to pay minimal income taxes. We will continue to pay minimal income taxes during 2017 and beyond, through the continued utilization of these net operating loss carryforwards, as we are able to achieve taxable income through our operations.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following table presents the unaudited interim statements of operations for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016	Change
Net revenues	$29,500,843	$23,944,120	$5,556,723
Costs and expenses:
Cost of products sold	5,216,776	4,353,148	863,628
Selling and marketing	16,174,391	10,585,955	5,588,436
Research and development	2,921,951	2,029,914	892,037
General and administrative	6,554,158	5,817,943	736,215
Amortization	1,811,589	1,632,920	178,669
Total costs and expenses	32,678,865	24,419,880	8,258,985
Operating income (loss)	(3,178,022)	(475,760)	(2,702,262)
Interest income	216,849	160,248	56,601
Interest expense	(70,646)	(77,777)	7,131
Income (loss) before income taxes	(3,031,819)	(393,289)	(2,638,530)
Income tax (expense) benefit	(4,196,192)	159,282	(4,355,474)
Net income (loss)	$(7,228,011)	$(234,007)	$(6,994,004)

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2017	2016	Change
Products:
Acetadote	$4,331,675	$5,532,893	$(1,201,218)
Omeclamox-Pak	1,213,635	2,154,596	(940,961)
Kristalose	8,037,994	10,915,276	(2,877,282)
Vaprisol	1,346,793	1,286,126	60,667
Caldolor	2,762,790	3,060,441	(297,651)
Ethyol	8,325,254	519,400	7,805,854
Totect	2,916,425	—	2,916,425
Other	566,277	475,388	90,889
Total net revenues	$29,500,843	$23,944,120	$5,556,723
Net revenues. Net revenues for the nine months ended September 30, 2017 were $29.5 million compared to $23.9 million for the nine months ended September 30, 2016, representing an increase of $5.6 million, or 23.2%.
Ethyol revenue for the nine months ended September 30, 2017 was $8.3 million, which is an increase of $7.8 million from the nine months ended September 30, 2016. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016.
The Company began shipments of Totect in July of 2017, resulting in $2.9 million in sales during the nine months ended September 30, 2017 with Cardioxane contributing $0.3 million. The launch of Totect was impacted by a national shortage of dexrazoxane, resulting in strong initial demand for the product.
Vaprisol revenue increased $0.1 million during the nine months ended September 30, 2017 compared to the prior year period primarily due to increased sales volume, partially offset by an increase in our fee for service paid to wholesalers and sales returns related to short-dated product.

Kristalose revenue decreased by $2.9 million primarily as a result of reduced sales volume. The product's net revenue was negatively impacted by higher Medicaid rebates due to changes to this products reimbursement. We also experienced an increase in our fee for service paid to wholesalers. This reduction was partially offset by improved pricing during the nine months ended September 30, 2017.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. During the nine months ended September 30, 2017 the Acetadote net revenue included $3.0 million in revenue from sales of our Authorized Generic, compared to $3.5 million for the same period last year. Our branded Acetadote product net revenue decreased $0.7 million due to a reduction in sales volume as a result of generic competition during the nine months ended September 30, 2017.
Omeclamox-Pak revenue decreased $0.9 million during the nine months ended September 30, 2017 compared to the prior year. The decrease was primarily the result of lower sales volume partially offset by improved pricing.
Caldolor revenue experienced a decrease of $0.3 million during the nine months ended September 30, 2017 compared to the same period last year. Caldolor revenue in the nine months ended September 30, 2017 was primarily impacted by decreased international sales revenue. The decrease in international sales were partially offset by improvements in domestic net revenue and lower expired product sales returns.
Cost of products sold. Cost of products sold for the nine months ended September 30, 2017 were $5.2 million, compared to $4.4 million for the same period last year, representing an increase of approximately $0.9 million, or 19.8%. Cost of products sold, as a percentage of net revenues, improved to 17.7% compared to 18.2% during the prior year. This improvement in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expenses for the nine months ended September 30, 2017 were $16.2 million, compared to $10.6 million for the prior year period, representing an increase of approximately $5.6 million. This increase was the result of additional royalties, related to increased product sales for the nine months ended September 30, 2017.
Research and development. Research and development costs for the nine months ended September 30, 2017 were $2.9 million, compared to $2.0 million for the same period last year, representing an increase of approximately $0.9 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The increase was the result of additional investments in our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expenses were $6.6 million for the nine months ended September 30, 2017, compared to $5.8 million during the same period last year. The $0.7 million increase from the prior year was primarily driven by increases in legal and other professional fees for all our business development initiatives. There was also an increase in non-cash stock based compensation.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2017 totaled approximately $1.8 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income taxes. Income tax expense for the nine months ended September 30, 2017 totaled $4.2 million, compared to income tax benefit of $0.2 million in the nine months ended September 30, 2016. As a percentage of income (loss) before income taxes, income taxes were 138.4% for the nine months ended September 30, 2017 compared to 40.5% for the nine months ended September 30, 2016. As discussed in Note 7 to our unaudited condensed consolidated interim financial statements, the effective tax rate for the nine months ended September 30, 2017 was primarily impacted by a valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits and an additional valuation allowance of $3.5 million for our remaining deferred tax assets. These non-cash valuation allowance adjustments impacted our effective tax rate during the nine months ended September 30, 2017.

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
We have historically invested a portion of our cash reserves in variable rate demand notes ("VRDNs") and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit.  We hold a put right on the VRDNs, which allows us to liquidate the investments relatively quickly (less than one week).  The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At September 30, 2017 and December 31, 2016, we had approximately $8.1 million and $15.6 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Cash and cash equivalents	$42,018,953	$34,510,330
Marketable securities	8,055,017	15,622,111
Total cash, cash equivalents and marketable securities	$50,073,970	$50,132,441

Working capital (current assets less current liabilities)	$50,284,724	$50,753,001
Current ratio (multiple of current assets to current liabilities)	4.2	4.4

Revolving line of credit availability	$4,000,000	$7,900,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended September 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$(98,152)	$(250,316)
Investing activities	6,600,632	(1,619,834)
Financing activities	1,006,143	(786,665)
Net increase (decrease) in cash and cash equivalents	$7,508,623	$(2,656,815)
The net $7.5 million increase in cash and cash equivalents for the nine months ended September 30, 2017 was attributable to cash provided by investing and financing activities offset by cash used in operating activities. Cash used in operating activities of $0.1 million was primarily impacted by a net loss for the period of $7.2 million. These uses of operating cash were offset by deferred tax expenses of $4.3 million and non-cash expenses of depreciation and amortization and share-based compensation expense totaling $2.8 million. Changes in our working capital provided net cash of $0.1 million, including net reductions in accounts payable of $0.6 million offset by a decrease in other inventory and current assets of $0.9 million. Cash provided by investing activities included net proceeds from marketable securities of $7.6 million offset by additions to intangibles of $0.8 million. Our financing activities included $3.9 million in cash provided by borrowings under our line of credit and $2.9 million in cash used to repurchase shares of our common stock.
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

On July 31, 2017, we entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement") which was to expire on June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.0% at September 30,

2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.

Under the Pinnacle Agreement, we are subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. We achieved compliance with the Funded Debt Ratio covenant as of September 30, 2017 through the utilization of the covenant cure section of the agreement.

We had $8.0 million in borrowings under the SunTrust Agreement at September 30, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2017 and 2016, we did not engage in any off-balance sheet arrangements.
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
We have historically invested in VRDNs and a portfolio of government backed securities (including U.S. Treasuries, government sponsored enterprise debentures and government sponsored adjustable rate mortgage backed securities) to obtain a higher return while preserving our capital. The VRDNs are generally issued by municipal governments and are backed by a financial institution letter of credit. The VRDNs allow us the ability to liquidate the investment relatively quickly (less than one week). The government backed securities have an active secondary market that generally provides for liquidity in less than one week. The primary risk related to interest rates for these accounts are that they will produce less income than expected if market interest rates fall. Based on the $8.1 million in marketable securities outstanding at September 30, 2017, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.1 million.
The interest rate related to our revolving credit facility is a variable rate based on LIBOR plus an interest rate spread. As of September 30, 2017, we had $8.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2017 and 2016. Neither a 10% increase nor decrease from current exchange rates would have a significant effect on our operating results or financial condition.
Item 4. Controls and Procedures
Our principal executive and principal financial officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our disclosure controls and procedures are considered effective to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure. During the nine months ended September 30, 2017, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Trademarks and Patents, of our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated by reference herein.
Item 1A. Risk Factors
Information regarding risk factors appears on pages 24 through 41 in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section titled “Risk Factors.” The following risk factor was included in our Form 10-K for the year ended December 31, 2016 and has been updated for recent developments:
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
On November 3, 2017, we became aware of a Paragraph IV certification notice from Exela Pharma Sciences, LLC challenging the 356, 445, 061, 738, and 028 Acetadote Patents on the basis of non-infringement.

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
We have U.S. patents and related international patents which include composition of matter claims that encompass the Caldolor formulation, including methods of treating pain using intravenous ibuprofen and claims directed to ibuprofen solution formulations, methods of making the same, and methods of using the same, and which are related to our formulation and manufacture of Caldolor. Additionally, the active ingredient in Caldolor, ibuprofen, is in the public domain, and a competitor could try to develop, test and seek FDA approval for a sufficiently distinct formulation for another ibuprofen product that competes with Caldolor. The U.S. patents are listed in the FDA Orange Book, with one expiring in November 2021, six others expiring in September 2029 and one other expiring in September 2030. On November 20, 2015, the FDA awarded three years of marketing exclusivity to Caldolor in connection with the approval of the Caldolor supplemental new drug application. Such exclusivity extends through November 20, 2018.
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
The following table summarizes the activity, by month, during the three months ended September 30, 2017:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	35,392		$7.03	35,392	$5,477,764
August	78,948	(1)	6.77	78,948	4,943,079
September	41,519		7.04	41,519	4,650,608
Total	155,859			155,859

(1) Of this amount, 36,000 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.	Description

10.34	Revolving Credit Loan Agreement, dated July 31, 2017, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

November 8, 2017	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer