Form 10-K
period 2017-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2018-03-09
CIK 1087294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cumberland Pharmaceuticals Inc. is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

The aggregate market value of common stock held by non-affiliates as of June 30, 2017 was $66,029,460. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 6, 2018 was 15,652,356.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2018 annual meeting of shareholders.

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

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS");

•	Boxaban® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis ("SSc") form of autoimmune disease;

•	Portaban® (ifetroban) Injection and Oral Capsules, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and

•	RediTrexTM (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis.
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
PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Ethyol®	Radiation xerostomia and chemotherapy renal toxicity	Marketed
Totect®	Toxic chemotherapy extravasation	Marketed
Hepatoren®	Hepatorenal Syndrome	Phase II
Boxaban®	Aspirin-Exacerbated Respiratory Disease	Phase II
Vasculan®	Systemic Sclerosis	Phase II
Portaban®	Portal Hypertension associated with liver disease	Phase II
RediTrexTM	Arthritis and psoriasis	Pre-approval

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
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2017.
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
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our FDA submission for the product's registration. The FDA approved Caldolor for marketing in the United States in 2009 following a priority review. The product was indicated for use by adults for the management of mild to moderate pain and the management of moderate to severe pain as an adjunct to opioid analgesics. It was also the first FDA approved intravenous therapy for treating fever.
In late 2009, we launched Caldolor and stocked the product at major wholesalers serving hospitals nationwide. We initially worked to establish a core group of medical facilities approving and purchasing the product and then focused on building more sales volume and treating a broader range of patients within those stocked facilities. We promote Caldolor in the United States through our dedicated hospital sales force. By the end of 2017, Caldolor had been purchased by over 1,400 health care facilities in the United States.

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
In 2015, we received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We then reached agreement with the FDA and initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that study progressed in 2017. We also continue to pursue and evaluate potential improvements to the product’s formulation and presentation, while continuing to support a series of investigator initiated studies with related publications.
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
Using the preference data as a cornerstone of our marketing efforts, we repositioned the brand in early 2014. The marketing strategy which continued in 2017 included an enhanced patient coupon program and expanded managed care coverage for the product. We also added a co-promotion partner to provide support for the brand in 2017.
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
While there are competing combination products, Omeclamox-Pak is one of the few actively marketed brands for this condition. In addition, compared to the competitors, Omeclamox-Pak involves the lowest pill burden and fewest days of therapy. Our involvement with Omeclamox-Pak began in October 2013, through a co-promotion agreement with Pernix Therapeutics ("Pernix"). In November 2015, Cumberland entered into an exclusive license and supply agreement with Gastro-Entero Logic, LLC (“GEL”), assumed full commercial responsibility for Omeclamox-Pak in the United States, and concluded our agreements with Pernix. Cumberland became responsible for the supply chain, national accounts and all sales promotion of Omeclamox-Pak as part of the GEL agreement.

Our field sales force promotes Omeclamox-Pak to the gastroenterology segment, which accounts for the largest component of the prescriber base for this product. We supplement this personal promotion through telemarketing campaigns to expand the support and use of the product. We have established a series of contracts to provide managed care coverage for Omeclamox-Pak and during 2017 worked to identify a new co-promotion partner to support the product with primary care physicians who were previously covered by Pernix.
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
We re-launched active promotion of the brand during the middle of 2014 utilizing our hospital sales force supported by a series of marketing initiatives. In late 2017, we encountered delays in manufacture and supply of the product which impacted its sales during the fourth quarter.
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
In late 2016, we began distribution of Ethyol for injection to wholesalers within the United States. and launched national promotional support for the brand. Ethyol is Cumberland's first oncology support product and is promoted by our hospital sales division. 2017 was our first full year of Ethyol sales and promotional support.
Totect®
In January 2017, we announced an exclusive agreement to commercialize the oncology support drug, Totect in the United States. It is an FDA approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
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
We have commenced manufacturing of an intravenous formulation of ifetroban and the FDA has cleared our IND application for this product candidate. We have initiated clinical development under the brand name Hepatoren and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"). HRS is a life threatening condition involving liver and kidney failure, with a high mortality rate and no approved pharmaceutical therapy in the U.S.
We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of escalating doses of Hepatoren in HRS patients. Progression to higher dose levels was reviewed and approved by an independent safety committee. The study was stratified into Type I or Type II patients with HRS based upon the progression of their disease.
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted. We have filed the results from this study with the FDA, and in 2017 began evaluating the design for a follow-on Phase II efficacy study.
Boxaban®
We have completed the manufacturing and initiated clinical development of an oral formulation of ifetroban under the brand name Boxaban. We are evaluating this candidate for patients suffering from Aspirin-Exacerbated Respiratory Disease ("AERD"), also known as Samter’s Triad, a chronic medical condition that consists of three clinical features: asthma, sinus disease with nasal polyposis and sensitivity to aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Approximately one in twenty asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community. There is no U.S. approved pharmaceutical treatment for AERD.
We completed an initial Phase II clinical study to evaluate the safety and tolerability of Boxaban in AERD patients. The multicenter study involved sixteen patients at several U.S. medical centers led by the Scripps Research Institute. Results indicated that Boxaban was well tolerated with no safety concerns noted in patients with a history of AERD.
In early 2017, the FDA cleared Cumberland’s investigational new drug (“IND”) application for the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study progressed in 2017 at a growing number of allergy and asthma centers across the United States.
Vasculan®
In April 2016, we announced the addition of Vasculan to our pipeline. Through Cumberland's ifetroban program, Cumberland has initiated the clinical development of ifetroban oral capsules for the treatment of systemic sclerosis.
Systemic sclerosis (SSc), also called scleroderma, is a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, as well as vascular dysfunction. Preclinical studies have shown that ifetroban prevents and can restore cardiac function in a preclinical model of pulmonary arterial hypertension. This disease has a high morbidity and the highest case-specific mortality of any rheumatic disorder with 50% of patients dying or developing major internal organ complications within 3 years of diagnosis.

Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs such as the lungs, heart, and gastrointestinal tract.
The FDA has cleared our IND to evaluate the safety and efficacy of Vasculan in patients with SSc. As a result, we initiated a Phase II multicenter study in thirty-four SSc patients. Enrollment in this randomized, placebo controlled trial progressed at several scleroderma centers of excellence in the United States during 2017.
Portaban®
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension ("PH") associated with chronic liver disease. Preclinical studies have shown ifetroban can reduce portal pressure, inflammation, and fibrosis in multiple models of liver injury.
The FDA cleared our IND for a clinical development program evaluating the safety and efficacy of Portaban in patients with PH. Following that clearance, a multicenter Phase II study in thirty PH patients was initiated. During 2017, enrollment in this randomized, placebo controlled study progressed at several United States hepatology centers.
RediTrexTM
In November 2016, we announced that we had entered into an Agreement with Nordic Group B.V. to commercialize their methotrexate product line in the United States which is designed for treating patients with arthritis and psoriasis. Cumberland is responsible for the registration and commercialization of these products while Nordic will handle the product’s supply. Nordic has registered and is selling their methotrexate products in several European countries.
During 2017, we held a FDA meeting and began preparation of a submission for the product's approval.
OUR STRATEGY
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
Hospital market: We promote Caldolor, Vaprisol, Acetadote, Ethyol, and Totect through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our established position in the hospital market provided the rationale for adding Ethyol and Totect as our first oncology products that complement our hospital product line. Our strategy has been to increase the focus of our hospital sales team on targeted, high priority accounts.
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
By investing in our sales and marketing activities we believe that we can increase market share for both products. Our field sales force features both Kristalose and Omeclamox-Pak during most of their physician calls, establishing our presence in the gastroenterology market.
Our marketing executives conduct ongoing analysis to evaluate marketing campaigns and promotional programs. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts.
We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons, and product sampling. We also regularly attend targeted trade shows to promote broad awareness of our products.
Our national accounts function is responsible for key large buyers and related marketing programs. National accounts maintains relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.

MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenues by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2017:

2017

Customer 1	25%
Customer 2	22%
Customer 3	25%
INTERNATIONAL PARTNERSHIPS
We have established our own capabilities to support the commercialization of our products in the U.S. Our international strategy is to identify and partner with other companies that have the appropriate capabilities to support our products in their respective countries. We have entered into a series of agreements to establish an international network, which is summarized in the table below and includes information on our primary partners:

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
Teligent Pharmaceuticals, Inc.	Caldolor	Canada	Approved
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Registration
GerminMED	Caldolor	Qatar and Arabian Peninsula	Registration
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and South America	Development
Gloria Pharmaceuticals Co. Ltd.	Caldolor & Acetadote	China and Hong Kong	Development
Laboratorios Valmorca, C.A.	Caldolor	Venezuela	Registration

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
During 2017, the approval of Caldolor in India was advanced and we worked to support our existing international partners and to identify other companies to represent our products in select additional territories.
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

CLINICAL DEVELOPMENT
Caldolor® Reduces Fever in Pediatric Patients
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
Caldolor® Pediatric Study
During 2017, we reached agreement with the FDA to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. As a result, a multicenter study is now underway at several United States centers to collect data from twenty-four patients in this age range.
Significant Post Surgical Pain Reduction and Decrease in Opioid Use with Caldolor®
In March 2017, we announced the publication of a trial providing evidence that using Caldolor in multimodal pain control strategies improves postoperative pain control and reduces opioid use in patients undergoing transsphenoidal surgery. The trial was conducted at the Department of Neurosurgery, Barrow Neurological Institute, St. Joseph's Hospital and Medical Center in Phoenix, Arizona, and was published in the Journal of Neurosurgery, March 2017.
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
Hyponatremic Patients Can Benefit from a Reduced Dose of Vaprisol®
In March 2017, we announced the publication of an open label multicenter study adding to the growing body of literature supporting the efficacy and use of Vaprisol® (conivaptan) Injection. The study, published in Drug Design, Development and Therapy, demonstrated that Vaprisol was well tolerated in hyponatremic patients with severe hepatic impairment.

Ifetroban Phase II Studies
In early 2017, the FDA cleared Cumberland’s investigational new drug (“IND”) application for Boxaban®, the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study is now underway at a growing number of allergy and asthma centers across the United States. We also continued to advance our Vasculan® and Portaban® clinical pipeline programs, with patient enrollment progressing in each of those Phase II studies.
New Hospital Product Candidate Studies
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed the preclinical studies for a cholesterol reducing agent for use in the hospital setting. During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed development plan were discussed with the FDA and, as a result, a Phase II study is being designed.
RediTrexTM Approval Submission
We also held a meeting with the FDA during 2017 to discuss the approval pathway for our injectable methotrexate products in the United States. As a result, we are now gathering the relevant information and preparing the submission for that approval during 2018.
BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source business development opportunities through our international network of advisory firms and individual pharmaceutical industry and medical advisors. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a list of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus, employing a variety of transaction structures. Our additions of Omeclamox-Pak, Vaprisol, Ethyol and Totect reflect our business development process and follow our selection criteria.
We intend to continue to build a portfolio of complementary, niche products largely through product acquisitions and late-stage product development. Our primary targets are under-promoted, FDA approved drugs with existing brand recognition and late-stage development product candidates that address unmet or poorly met medical needs in the hospital acute care and gastroenterology markets. We believe that by focusing mainly on approved or late-stage products, we can minimize the significant risk, cost and time associated with drug development.
Piramal Co-promotion Agreement
In November 2015, we announced a co-promotion agreement with Piramal Critical Care ("Piramal"). Through this agreement, Piramal initiated co-promotion two of Cumberland’s branded hospital products, Caldolor and Vaprisol throughout the United States. Piramal has helped expand Cumberland’s reach for these products by providing coverage to an additional group of hospitals where Piramal’s critical care sales force has existing relationships. The multi-year collaboration provides expanded sales promotion for the two brands, increased communication to medical professionals and enhanced availability of the products to support patient care.
Nordic License Agreement
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

Clinigen Strategic Alliance Agreement
We previously entered into a strategic alliance with the Clinigen Group plc ("Clinigen"), an international specialty pharmaceutical and services company, to commercialize select Clinigen products in the U.S. In May 2016, we announced an agreement with Clinigen to acquire an exclusive license and commercialize Ethyol® in the U.S. We then announced in January 2017, our second agreement with Clinigen to acquire an exclusive license and launch Totect® in the U.S.
During August 2017, we entered into a distribution agreement with Clinigen for their Cardioxane® (dexrazoxane hydrochloride, injection) product which is used to support oncology patients from the cardiac complications associated with certain chemotherapeutic agents. Shipments associated with this distribution agreement have been under a special, expedited clearance from the FDA to address the shortage of dexrazoxane in the United States.  We intend to make Cardioxane available in the United States until the current dexrazoxane drug shortage is alleviated.
Poly Co-Promotion Agreement
During the third quarter 2017, we fully implemented our co-promotion arrangements with Poly Pharmaceuticals, Inc. (“Poly”) following a multi-year agreement signed in April 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians called upon with Kristalose. Cumberland continues to manage the national marketing, distribution, and regulatory activities associated with the product.
CET Collaboration Agreements
Through CET, we collaborate with a select group of academic research institutions located in the mid-south region of the U.S. CET is collaborating with Vanderbilt University, the University of Mississippi and the University of Tennessee Research Foundation to identify, co-develop and seek grant funding for promising biomedical technologies emerging from those research institutions.
These arrangements enable CET to team with university based researchers to advance their scientific discoveries and breakthroughs by designing new product candidates to improve patient care and address unmet medical needs.
CORPORATE DEVELOPMENT
Cumberland Foundation
In December 2017, we formed the Cumberland Pharma Foundation to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc. The Foundation was formed as a nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors was initially comprised of Cumberland Pharmaceuticals executives who will be responsible for overseeing the Foundation’s ongoing activities including charitable contributions.

We provided a grant of 50,000 Cumberland Pharmaceuticals common shares to the Foundation. The shares will address the ongoing financial needs of the organization, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation will maintain financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation are expected to equal approximately 5% of the Foundation’s total holdings, which is consistent with the historic level of contributions made by Cumberland Pharmaceuticals.
Cumberland Health & Wellness Political Action Committee
In November 2017, we formed the Cumberland Health & Wellness Political Action Committee (PAC). The objective of the PAC is to support candidates and policies that are consistent with Cumberland’s mission of advancing patient care. The PAC’s activities will be at the local, state and federal level and conducted in a bi-partisan manner. The initial committee membership is comprised of Cumberland Pharmaceuticals employees. The PAC will receive initial funding from the Company and future funding will include voluntary individual contributions from Cumberland Pharmaceuticals directors and employees.
Shelf Registration
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature enabling the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares. At December 31, 2017, no shares had been sold under the Shelf Registration.
DISTRIBUTION AND MANUFACTURING
We partner with third parties for certain non-core, capital-intensive functions, including manufacturing and distribution. We manage these third-party relationships with a focus on quality assurance and timely delivery.
Distribution
Like many other pharmaceutical companies, we engage a third party contractor with appropriate facilities and logistical expertise to support our distribution efforts. Since August 2002, Cardinal Health ("Cardinal") has exclusively handled U.S. product logistics efforts, including warehousing, shipping, customer billing and collections.
We extended our distribution relationship with Cardinal during May 2013, when we entered into the First Amendment ("First Amendment") to the Exclusive Distribution Agreement under which we have operated since August 2010. The First Amendment primarily served to extend the term of the Agreement through June 30, 2016 and revised the fee schedule under the Agreement. Under the Amendment, we have also engaged Cardinal to assist with our physician sample orders based on the Prescription Drug Marketing Act of 1987 (the “PDMA”) for samples shipping. On June 30, 2017, the contract automatically renewed on a year-to-year basis and is now terminable by either party with ninety days' notice. Under the First Amendment and Agreement, Cardinal agrees to provide various services, including storage, distribution, returns, customer support, and system access support to us in connection with the distribution of our products under certain guidelines at established fees.
Our primary customers are wholesaler pharmaceutical distributors in the United States. Total revenue for our top three customers for the year ended December 31, 2017 total 72%.

Manufacturing
Our key manufacturing relationships include:
Caldolor®

•
We have agreements with three manufacturers for the commercial supply of Caldolor, and we obtained commercial supply from two of these manufacturers during 2017 for our international and domestic Caldolor markets.

Acetadote®

•
During 2014, we entered into a three-year agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier and we have received and sold commercial units from this supplier since 2015. During 2017, we extended the relationship with the supplier.

Kristalose®

•
We have an agreement for the purchase of Kristalose API with an international supplier. We also have manufacturing relationships with two Kristalose packagers. Under these agreements, we provide Kristalose API to these manufactures and they package the API (for both commercial sale and samples) into 10 gram and 20 gram finished product units for our purchase and distribution.

Omeclamox®-Pak

•	Based on our agreement with GEL, effective in November 2015, GEL manages the manufacture, packaging and supply of Omeclamox-Pak commercial and sample units.
Vaprisol®

•
As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the existing Vaprisol manufacturer. In 2017, the manufacturer was unable to provide requested supplies of Vaprisol which led to limited inventory and sales of the product. We worked with the manufacturer to remedy this situation and plan new manufacturing and supply.

Ethyol®

•	Under our Ethyol agreement Clinigen is responsible for the supply of the product and during 2017 continues to provide commercial inventory for Cumberland to package and distribute.
Totect®

•
As part of the Totect agreement, Clinigen, is also responsible for overseeing the manufacture of that product and in 2017 began to provide commercial supplies of Totect for Cumberland to package and distribute.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPRIETARY RIGHTS
We seek to protect our products from competition through a combination of patents, trademarks, trade secrets, FDA exclusivity and contractual restrictions on disclosure. Proprietary rights, including patents, are an important element of our business. We seek to protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute agreements providing for protection of our confidential information upon commencement of their employment or engagement. We also require confidentiality agreements from entities to which we provide our confidential information or materials.
We own the trademarks for each of our branded pharmaceutical products as well as for our corporate name and logo. We have applied for trademark registration for other various names and logos. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.

Acetadote®
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA to evaluate the reduction of EDTA from the product's formulation. In April 2012, the United States Patent and Trademark Office (the “USPTO") issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
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
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic version of Acetadote (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, we entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, if a third party has receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party made such generic version available for purchase in commercial quantities in the United States, we are to supply Perrigo with an Authorized Generic version of our Acetadote product.
On May 18, 2012, we also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that we evaluate the reduction or removal of EDTA from our original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying our request and stating that ANDAs referencing Acetadote that contain EDTA may be accepted and approved provided they meet all applicable requirements. We believe this response contradicts the FDA's request to evaluate the reduction or removal of EDTA. On November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. On November 13, 2012, we brought suit against the FDA in the United States District Court for the District of Columbia alleging that the FDA's denial of our Citizen Petition and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law.
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
Caldolor®
We have U.S. Patent No. 6,727,286, which encompasses ibuprofen solution formulations, methods of making the same, and methods of using the same, and which is scheduled to expire in November 2021. This U.S. patent is listed in the FDA Orange Book and is associated with our completed international application No. PCT/US01/42894. We have filed for international patent protection in association with this PCT application in various countries, several of which have been allowed.
We have an exclusive, worldwide license to clinical data for intravenous ibuprofen from Vanderbilt University, in consideration for royalty obligations related to Caldolor. In 2014, we obtained additional patents for the brand. On May 27, 2014, the USPTO issued U.S. Patent number 8,735,452 (the “452 Caldolor Patent”) which is assigned to us. The claims of the 452 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 452 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
On October 28, 2014, the USPTO issued U.S. Patent number 8,871,810 (the “810 Caldolor Patent”) which is assigned to us. The claims of the 810 Caldolor Patent encompass methods of treating pain using intravenous ibuprofen. Following its issuance, the 810 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
On April 21, 2015, the USPTO issued U.S. Patent number 9,012,508 (the “508 Caldolor Patent”) which is assigned to us. The claims of the 508 Caldolor Patent include administration of intravenous ibuprofen. Following its issuance, the 508 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2030.
On July 7, 2015, the USPTO issued U.S. Patent number’s 9,072,710 (the “710 Caldolor Patent”) and 9,072,661 (the “661 Caldolor Patent”) which are assigned to us. The claims of the 710 Caldolor Patent and the 661 Caldolor Patent include composition and methods of treating pain, inflammation and fever using intravenous ibuprofen. These Caldolor Patents are scheduled to expire in March 2032.
On August 25, 2015, the USPTO issued U.S. Patent number 9,114,068 (the “068 Caldolor Patent”) which is assigned to us. The claims of the 068 Caldolor Patent include methods of treating pain using intravenous ibuprofen. Following its issuance, the 068 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
On September 22, 2015, the USPTO issued U.S. Patent number 9,138,404 (the “404 Caldolor Patent”) which is assigned to us. The claims of the 404 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. Following its issuance, the 404 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.

On March 29, 2016, the USPTO issued U.S. Patent number 9,295,639 (the "639 Caldolor Patent") which is assigned to us. The claims of the 639 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. This Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
On May 16, 2017, the USPTO issued U.S. Patent number 9,649,284 (the "284 Caldolor Patent") which is assigned to us. The claims of the 284 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. This Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.
Kristalose®
We have two patents that encompass the use of our Kristalose product, U.S. Patent numbers 8,778,907 (the “907 Kristalose Patent”) and 9,375,441 (the “441 Kristalose Patent”), which encompass methods of treating patients in need of a bowel evacuation prior to a diagnostic, therapeutic or surgical procedure. The 907 Kristalose Patent is scheduled to expire in December 2031 and the 441 Kristalose Patent is scheduled to expire in October 2031. The Kristalose Patents are not Orange Book listed.
Vaprisol®
We have numerous U.S. patents and related international patents for Vaprisol. These patents were acquired in our February 2014 acquisition of certain product rights, intellectual property and related assets of Vaprisol from Astellas. The primary patent is U.S. Patent number 5,723,606 (the “606 Vaprisol Patent”) which includes composition of matter claims that encompass the Vaprisol formulation as well as methods for the intravenous treatment of patients with euvolemic hyponatremia. The 606 Vaprisol Patent is listed in the FDA Orange Book and is scheduled to expire in December 2019.
Ethyol®
We have an exclusive license to promote, sell and distribute Ethyol in the United States, under various patents. There are several Ethyol patents associated with the subcutaneous administration of the product that are not yet Orange Book listed.
Totect®
We have an exclusive license to promote, sell and distribute Totect in the United States, under U.S. Patent number 6,727,253 which has claims directed to methods of preventing or treating local tissue damage in patients receiving topoisomerase II poison. This Totect patent is listed in the FDA Orange Book and is scheduled to expire in March 2020.
Remaining Products
We have no issued patents for our Omeclamox-Pak product. We have patent applications relating to our Hepatoren, Boxaban, Vasculan, and Portaban products pending with the USPTO.
We have licensed injectable methotrexate products and are not aware of any patents issued for those products.
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
Our products face competition from other branded products, generics, and alternate medical treatments. Our task is to position each brand to feature its competitive advantages, implement a well thought out marketing plan and provide focused sales and other tactical support.
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

Ethyol®
Ethyol is a patented, prescription brand indicated to reduce xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. We launched the product in late 2016, and the authorized generic form of the product was withdrawn by Clinigen who markets branded Ethyol internationally. We have an exclusive license to promote, sell and distribute Ethyol in the United States, under various patents. There are several Ethyol patents associated with the subcutaneous administration of the product that are not yet Orange Book listed. In July 2017, Mylan Laboratories Ltd. (“Mylan”) received approval for an Abbreviated New Drug Application for a generic amifostine product. Sun Pharmaceuticals Industries Limited (“Sun”) had also previously received approval for a generic amifostine product. Both the Mylan and Sun approvals appear to be only for the ovarian cancer indication but not the xerostomia indication. Therefore, we believe that Ethyol is currently the only amifostine product with FDA approval for both the xerostomia and ovarian cancer indications.
Totect®
Totect is our patented, branded dexrazoxane injection product indicated for the treatment of the extravasation associated with anthracycline chemotherapy. We have an exclusive license to promote, sell and distribute Totect in the United States, under U.S. Patent number 6,727,253 which has claims directed to methods of preventing or treating local tissue damage in patients receiving topoisomerase II poison. This Totect patent is listed in the FDA Orange Book and is scheduled to expire in March 2020. Pfizer Inc.’s Zinecard® brand is a dexrazoxane product with FDA approval for a different indication - the cardiac complications associated with certain chemotherapeutic agents. Mylan, Gland Pharma Ltd and West-Ward Pharmaceuticals Corp appear to have previously received FDA approval for a generic dexrazoxane with the Zinecard cardiac protection indication. When we launched Totect, the FDA reported a national dexrazoxane shortage with both the Pfizer and Mylan products unavailable. Both companies indicated that their products may again be available in the U.S. in the future.
GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the needed market approvals for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, ("FDCA"), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications, ("BLAs"), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
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
The results of the nonclinical and clinical trials, together with detailed information on the manufacture and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60-day validation review period before it is accepted for filing. If the NDA is found to be incomplete, it will not be accepted. Once the NDA is validated and accepted for filing, the FDA begins an in-depth review of the NDA. Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA V - effective October 1, 2017), the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an approval letter. If not, a Complete Response letter will be sent informing applicants of changes that must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. The General Accounting Office ("GAO") reported that standard NDAs showed a steadier increase with the percentage of first-cycle approval letters rising from 43% for FY 2000 applications to 69% for FY 2010 applications. The percentage of priority NDAs receiving an approval letter at the end of the first review cycle fluctuated from FY 2000 through FY 2010, ranging between 47% and 80% during this time. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.
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
Product Serialization: In November of 2013, the United States Food and Drug Administration (FDA) passed the Drug Supply Chain Security Act (DSCSA). The DSCSA was created to strengthen the security of the drug distribution supply chain by adding controls such as a national pharmaceutical track and trace system and establishing national standards for licensing of prescription drug wholesale distributors and third-party logistics providers. DSCSA requires trading partners, including manufacturers, repackagers, wholesale distributors and dispensers to provide transaction information to subsequent purchasers for certain prescription drugs. We have taken necessary steps to implement this program and will be in compliance with all requirements by the November 2018 deadline.
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
EMPLOYEES
As of December 31, 2017, we had 84 full-time employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.
Item 1A. Risk Factors.
The risk factors described below and throughout this report should be carefully considered and could materially affect our business. There are also risks that are not presently known or not presently material, as well as the other information set forth in this report that could materially affect our business. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. By their nature, such “forward-looking statements” involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. For a further discussion of forward-looking statements, please refer to the section entitled “Special Note Regarding Forward-Looking Statements.” These factors could cause our actual results to differ materially from our historical results or our present expectations and projections. These risk factors and uncertainties include, but are not limited to the following:
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
We currently market and sell seven products: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, Ethyol, and Totect. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
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
Caldolor: We have agreements with three manufacturers for the commercial supply of Caldolor and two of the three suppliers have manufactured inventory under these agreements. We obtained commercial supply from two of these manufacturers during 2017 for both our international and domestic Caldolor markets. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Acetadote: During the fourth quarter of 2014, we entered into a three-year agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier and we have received and sold commercial units from this supplier since 2015. During 2017, we extended the relationship with the supplier. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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
Omeclamox-Pak: Based on our agreement with GEL, Cumberland assumed supply chain responsibilities and currently works directly with GEL to ensure availability of Omeclamox-Pak. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
Vaprisol: As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the manufacturer Astellas used to prepare, package, inspect and label Vaprisol. The manufacturer continues to supply commercial inventory to Cumberland under this agreement. We experienced a temporary delay in new Vaprisol units which has resulted in reduced sales during the fourth quarter of 2017 and first quarter of 2018. If the manufacturer of Vaprisol is unable to produce additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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
Totect: As part of the Totect transaction, we were assigned a commercial supply agreement with the manufacturer used to prepare, package, and inspect Totect. The manufacturer continues to supply commercial inventory to Cumberland under this agreement. If the manufacturer of Totect is unable to produce additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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
If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.
Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. The regulatory approval process in the United States exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most U.S. states allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Governmental and private healthcare payors also emphasize substitution of branded pharmaceuticals with less expensive generic equivalents.  Pursuant to the provisions of the Hatch‑Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements. Competition from generic equivalents could result in a decrease in revenues of our branded pharmaceuticals or result in a material impairment of our intangible assets or the acceleration of amortization on our non‑impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.
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
We added one marketed product to our portfolio of brands: Totect in the third quarter of 2017. We successfully launched our promotional efforts to support the brand during 2017. If we are unable to continue to build on our initial sales of this brand or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.
Our Hepatoren, Boxaban, Vasculan, Portaban, and methotrexate product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren, Boxaban, Vasculan, Portaban, and methotrexate product candidates. Hepatoren (intravenous ifetroban) is used to treat hepatorenal syndrome ("HRS"), Boxaban (oral ifetroban) is used to treat aspirin exacerbated respiratory disease ("AERD"), Vasculan (oral ifetroban) is for the treatment of systemic sclerosis ("SSc"), Portaban (injection and oral ifetroban) is for the treatment of portal hypertension associated with liver disease, and methotrexate (injection) is used to treat active rheumatoid, juvenile idiopathic and severe psoriatic arthritis as well as severe disabling psoriasis. However, none of these products have been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development.
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
Since its inception, other legislative changes have been proposed and adopted. These changes included aggregate reductions of Medicare payments to providers of up to two percent per fiscal year. Additionally, in January 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, while the healthcare reform agenda and policies of the current administration are not fully known, it is possible that additional regulatory changes may take place. This includes a repeal of all or portions of the PPACA, and Congress could be asked to replace the current legislation of the PPACA. There is uncertainty with respect to the timing and impact of any changes. These changes could have an impact on coverage and reimbursement for healthcare products and services covered by plans that were authorized by the PPACA. At this time, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
As of December 31, 2017, we had 84 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
We may develop internationally and license our products globally; therefore, we may have an increased exposure to foreign political conditions and regulatory requirements and fluctuations in foreign currency exchange rates.

While we currently have only obtained regulatory approval to market our products in the United States, in the future we may seek global opportunities for our products and to develop product candidates internationally in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability or sanctions in areas in which we operate;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	tax issues, such as tax law changes and variations in tax laws;

•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	competition from local, regional and international competitors;

•
difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we develop internationally, our exposure to these factors will increase.
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
Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re‑review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.
In the past, clinical trials and post‑marketing surveillance of certain marketed drugs of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.
In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs.  Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re‑reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes.  There is also greater regulatory scrutiny, especially in the U.S., on advertising, and promotion (in particular, direct‑to‑consumer advertising) and pricing of pharmaceutical products.  Certain regulatory changes or decisions could make it more difficult for us to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, among others:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications submitted by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.
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
We must comply with the Foreign Corrupt Practices Act.
We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. If our competitors engage in these practices, they may receive preferential treatment from officials or agencies in some countries, giving our competitors an advantage in securing business from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We have established formal policies or procedures for prohibiting or monitoring this conduct, but we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.
We must comply with the Physician Payment Sunshine Act.
We are required to comply with the United States Physician Payment Sunshine Act, which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to The Centers for Medicare & Medicaid Services (CMS). Cumberland has implemented a series of policies and procedures for every employee involved in the data collection process, and has systems in place to capture the data, which is verified by an outside firm that specializes in reporting the payments. Cumberland has also established a system to ensure that data was reported completely, in the correct format, and on time. Despite these policies, procedures and systems, we cannot assure you that we will collect and report all data accurately. If we fail to accurately report this information, we could suffer severe penalties.
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
As discussed in Part I, Item 1, Business - Patents, Trademarks, and Other Intellectual Proprietary Rights, of this report on Form 10-K, we have several patents for formulations of Acetadote, and have previously engaged in litigation to enforce our patent rights.
We also have additional patent applications relating to Acetadote which are pending with the USPTO and may or may not be issued. We intend to continue to vigorously defend and protect our Acetadote product and related intellectual property rights. If we are unsuccessful in protecting our Acetadote intellectual property rights, our competitors may be able to introduce products into the marketplace that reduce the sales and market share of our Acetadote product which may require us to take measures such as reducing prices or increasing our marketing expense, any of which may result in a material adverse effect to our financial condition and results of operations. For additional discussion, refer to Note 20 to the accompanying consolidated financial statements.
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
We are a company actively seeking to deliver significant growth. As we execute our business strategy of adding new products, like Totect and Ethyol, increasing market share in Caldolor, Kristalose, Vaprisol and Omeclamox-Pak and striving to maintain market share in our Acetadote product, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:

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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2017, intangible assets relating to products represented approximately 23% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
For example, in recent years, the U.S.-based Financial Accounting Standards Board, ("FASB"), has worked together with the International Accounting Standards Board, ("IASB"), on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards, ("IFRS"), outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in certain areas.
RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock may fluctuate substantially.
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2018, the closing price of our common stock since our initial public offering has ranged from a low of $4.08 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
We experience costs and regulatory risk as a result of operating as a public company, and our management is required to devote time to compliance initiatives.
We have and will continue to incur costs as a result of operating as a public company, and our management is required to devote time to compliance initiatives. As a public company, we have and will continue to incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules and regulations subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These rules and regulations have and will continue to result in legal and financial compliance costs and render some activities more time-consuming and costly. Despite the internal controls and procedures put in place to maintain compliance with securities laws and regulations, our employees may still fail to comply with all SEC disclosure and reporting requirements. Such failure could lead to administrative and civil penalties, criminal penalties, and private litigation with shareholders. The consequences could have a material effect on our ability to effectively market our products and operate our business.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2017, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
The laboratory space at CET, under an agreement amended in July 2012, is leased through April 2023, with an option to extend the lease through April 2028. CET leases approximately14,200 square feet of office and wet laboratory space in Nashville, Tennessee to operate the CET Life Sciences Center. Cumberland's product formulation and testing laboratories are located at this facility, along with CET's offices. The CET Life Sciences Center also provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.
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
Also see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Patents, Trademarks and Other Intellectual Proprietary Rights, of this Form 10-K, which is incorporated by reference herein.
Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 5, 2018, we had 70 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 5, 2018 was $6.91 per share. The following table sets forth the high and low trading sales prices for our common stock as reported on the Nasdaq Global Select Market for the full quarterly periods during 2017 and 2016:

	High	Low

Fiscal year ended December 31, 2017:
First quarter	$7.48	$5.28
Second quarter	7.15	5.39
Third quarter	7.49	6.25
Fourth quarter	7.96	6.79

Fiscal year ended December 31, 2016:
First quarter	$5.38	$4.20
Second quarter	4.89	4.27
Third quarter	5.14	4.40
Fourth quarter	6.00	4.60
Dividend Policy
We have not declared or paid any cash dividends on our common stock nor do we anticipate paying dividends for the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business and to fund future growth. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.
Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2012 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2012, and that all dividends were reinvested.

Purchases of Equity Securities
We currently have a share repurchase program to purchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2016, our Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock. We repurchased 547,376 shares, 529,312 shares, and 829,003 shares of common stock for approximately $3.7 million, $2.5 million, and $5.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2017:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	32,300		$7.28	32,300	$4,415,583
November	50,709	(1)	$7.64	50,709	$4,028,364
December	25,652		$7.44	25,652	$3,837,618
Total	108,661

(1)	Of this amount, 15,769 shares were repurchased directly in private purchases at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Net revenues	$41,150	$33,026	$33,519	$36,902	$32,027
Costs and expenses	45,231	34,459	32,407	33,343	35,829
Operating income (loss)	(4,081)	(1,433)	1,112	3,559	(3,801)
Net income (loss) attributable to common shareholders	(7,979)	(945)	731	2,424	(2,105)
Earnings (loss) per share – basic	$(0.50)	$(0.06)	$0.04	$0.14	$(0.11)
Earnings (loss) per share – diluted	$(0.50)	$(0.06)	$0.04	$0.14	$(0.11)

	As of December 31,
Balance sheet data:	2017	2016	2015	2014	2013
	(in thousands)

Cash and cash equivalents	$45,413	$34,510	$38,203	$39,866	$40,869
Marketable securities	4,672	15,622	14,561	14,841	14,020
Working capital	50,990	50,753	52,172	57,065	61,134
Total assets	93,232	93,405	91,919	95,405	87,614
Total long-term debt and other long-term obligations (including current portion)	11,616	5,491	2,687	1,032	869
Retained earnings	11,709	18,605	19,550	18,818	16,395
Total equity	63,922	73,121	76,820	80,753	79,292

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

Our pipeline of product candidates includes:

•	Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS");

•	Boxaban® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");

•	Vasculan® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis ("SSc") form of autoimmune disease;

•	Portaban® (ifetroban) Injection and Oral Capsules, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and

•	RediTrexTM (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis.

We promote our approved products through our hospital and gastroenterology sales forces in the United States, which together comprised approximately 40 sales representatives and managers as of December 31, 2017.
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
The following is a summary of our 2017 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.

•	Ethyol, our first oncology support brand, delivered significant contribution to our revenues.

•	Caldolor continued its growth with contributions from both our domestic and international customers.

•	We also continued to maintain a significant market share for Acetadote through the combined sales of our branded and Authorized Generic products.

•
In January 2017, Cumberland announced the addition of Mr. Krogulski, CFA to its Board of Directors. Mr. Krogulski is the President and Chief Executive Officer of Berkshire Asset Management LLC ("Berkshire"). He is also the Chief Investment Officer of Berkshire, a 30-year-old independent SEC registered investment advisory firm. Mr. Krogulski's appointment to Cumberland's Board was effective January 18, 2017.

•
On January 26, 2017, an Appeals Court affirmed the District Court ruling in the our favor in our lawsuit against Mylan upholding our 445 Acetadote Patent and expressly rejected Mylan's validity challenge.

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

•
In March 2017, we announced the publication of a trial providing evidence that using Caldolor in multimodal pain control strategies improves postoperative pain control and reduces opioid use in patients undergoing transsphenoidal surgery. The trial was conducted at the Department of Neurosurgery, Barrow Neurological Institute, St. Joseph's Hospital and Medical Center in Phoenix, Arizona, and was published in the Journal of Neurosurgery, March 2017.

•
In March 2017, we announced the publication of an open label multicenter study adding to the growing body of literature supporting the efficacy and use of Vaprisol (conivaptan) Injection. The study, published in Drug Design, Development and Therapy, demonstrated that Vaprisol was well tolerated in hyponatremic patients with severe hepatic impairment.

•
During 2017, we reached agreement with the FDA to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. As a result, a multicenter study was initiated at several United States centers to collect data from twenty-four patients in this age range.

•
In early 2017, the FDA cleared Cumberland’s investigational new drug (“IND”) application for Boxaban, the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study was initiated at a growing number of allergy and asthma centers across the United States. We also continued to advance our Vasculan and Portaban clinical pipeline programs, with patient enrollment initiated in each of those Phase II studies.

•
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for a new hospital product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, a Phase II study is being designed.

•
During 2017, we held a meeting with the FDA to discuss the approval pathway for our injectable methotrexate products in the United States. As a result, we began gathering the relevant information and preparing that submission for approval during 2018.

•
In late July 2017, we initiated distribution and sale of Totect in the United States. This followed the FDA approval of the updated labeling and product manufacturer for the product. In late September 2017, we announced the launch of Totect promotion in the United States.

•
In August 2017, we entered into a distribution agreement with Clinigen for their Cardioxane® (dexrazoxane hydrochloride, injection) product which is used to support oncology patients from the cardiac complications associated with certain chemotherapeutic agents. Shipments associated with this distribution agreement have been under a special, expedited clearance from the FDA to address the shortage of dexrazoxane in the United States.

•
In 2017, we fully implemented our co-promotion arrangements with Poly Pharmaceuticals, Inc. (“Poly”) following a multi-year agreement signed in April 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Cumberland continues to manage the national marketing, distribution, and regulatory activities associated with the product.

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
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together, SAB 101), and Accounting Standards Codification (ASC) Topic 605-15.
Our revenue is derived primarily from the product sales of Acetadote, Vaprisol, Caldolor, Omeclamox-Pak, Kristalose, Ethyol, and Totect. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our wholesalers for a particular product. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other income was 1.9% percent of net revenues in 2017, 1.7% in 2016, and 1.5% in 2015.

Our net product revenue reflects the reduction of gross product revenue at the time of initial sales recognition for estimated accounts receivable allowances for chargebacks, cash discounts and damaged product as well as provisions for sales related accruals of rebates, product returns and administrative fees and fee for services. Our financial statements reflect accounts receivable allowances of $0.5 million and $0.4 million at December 31, 2017 and 2016, respectively, for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2017	2016	2015

Balance, January 1	$4,051,029	$6,776,023	$5,234,800
Current provision	12,318,312	9,837,063	10,981,168
Actual product returns and credits issued	(11,685,647)	(12,562,057)	(9,439,945)
Balance, December 31	$4,683,694	$4,051,029	$6,776,023
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $4.7 million, $4.1 million and $6.8 million as of December 31, 2017, 2016 and 2015, respectively. Of these amounts, our estimated liability for fee for services represented $1.5 million, $1.3 million and $1.1 million, respectively, while our accrual for product returns totaled $2.1 million, $2.0 million and $2.2 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.3 million in each of the years ended December 31, 2017, 2016, and 2015. A change in our product return estimate of one percentage point would have impacted net sales by $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Fair Value of Marketable Securities
We have historically invested a portion of our cash reserve in variable rate demand notes and a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate mortgage-backed securities), in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly, there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2017 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in the income statement in the period of the change.
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
We adopted FASB ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" effective January 1, 2017. We adopted this standard using the required modified retrospective method for the impact on our Balance Sheet. The adoption impact on our Statement of Operations was completed on a prospective basis.
The impact of adoption on our consolidated financial statements included the recording of $44.1 million in previously unrecognized net operating loss carryforwards, net of valuation allowances, generated from the exercise of nonqualified options during 2009. These net operating loss carryforwards occurred as a result of the actual tax benefit realized upon employee exercise exceeding the cumulative book compensation charge associated with the options. The adoption resulted in the recording of $1.1 million in net non-current deferred tax assets and retained earnings effective as of January 1, 2017. The $1.1 million in net non-current deferred tax assets was the result of a deferred tax asset of $17.0 million, net of a related valuation allowance of $15.9 million. Under the previous accounting guidance, these benefits had been recognized in the year in which they were able to reduce current income taxes payable. As part of our adoption of the FASB guidance and its continued evaluation of our utilization of net operating loss carryforwards and other deferred tax assets, including updates to our forecasts of future taxable income, we also recorded an additional valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits that expire between 2021 and 2036. This additional valuation allowance impacted our effective tax rate during the first quarter of 2017.

During the second quarter of 2017, as part of our continued evaluation of the utilization of our net operating loss carryforwards and other deferred tax assets, including the most recent three-year operating results, the Company recorded an additional valuation allowance of $3.5 million for our remaining deferred tax assets. This additional valuation allowance impacted our effective tax rate during the second quarter of 2017 and all deferred tax assets have a full valuation allowance.
The net operating loss carryforwards generated during 2009 consisted of $44.1 million in federal and $45.4 million in state amounts. Since they were generated, we have utilized these net operating loss carryforwards to pay minimal income taxes. We will continue to experience a reduction in income taxes paid in future years, through the continued utilization of these net operating loss carryforwards, as we are able to achieve taxable income through our operations.
The newly adopted FASB guidance also results in any changes in the tax benefit being recognized in the provision for taxes on income during the period incurred. Previously, we recorded these benefits directly to equity. During the first quarter of 2017, 146,275 restricted shares previously issued to employees and directors vested. As the market price on the vesting date exceeded the market price on the grant dates, we experienced a tax benefit in excess of compensation cost, also referred to as a tax benefit "windfall." This tax benefit windfall resulted in an additional tax benefit of $0.1 million during the first quarter of 2017.
The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.
On December 22, 2017, H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (“the Tax Act”) was signed into law. The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Certain provisions of the Tax Act will be effective during our fiscal year ending December 31, 2018 with all provisions of the Tax Act effective as of the beginning of our fiscal year ending December 31, 2019.
Under ASC Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. As a result of the Tax Act discussed above, we will experience a positive impact to our future results of operations to the extent we achieve taxable income through our operations.
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
RESULTS OF OPERATIONS
Year ended December 31, 2017 compared to year ended December 31, 2016
The following table presents the statements of operations for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016	Change
Net revenues	$41,150,131	$33,025,560	$8,124,571
Costs and expenses:
Cost of products sold	7,370,585	5,958,660	1,411,925
Selling and marketing	21,492,937	14,553,481	6,939,456
Research and development	3,901,365	3,190,700	710,665
General and administrative	10,030,370	8,561,811	1,468,559
Amortization	2,436,222	2,194,039	242,183
Total costs and expenses	45,231,479	34,458,691	10,772,788
Operating income (loss)	(4,081,348)	(1,433,131)	(2,648,217)
Interest income	299,326	204,661	94,665
Interest expense	(92,904)	(106,392)	13,488
Income (loss) before income taxes	(3,874,926)	(1,334,862)	(2,540,064)
Income tax (expense) benefit	(4,174,889)	330,924	(4,505,813)
Net income (loss)	$(8,049,815)	$(1,003,938)	$(7,045,877)
Net revenues. Net revenues for the year ended December 31, 2017 were approximately $41.2 million compared to $33.0 million for the year ended December 31, 2016, representing a increase of $8.1 million or 24.6%. The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2017	2016	Change
Products:
Acetadote	$6,576,720	$7,214,341	$(637,621)
Omeclamox-Pak	1,761,868	2,536,027	(774,159)
Kristalose	11,455,805	15,898,760	(4,442,955)
Vaprisol	1,576,222	1,857,838	(281,616)
Caldolor	4,178,443	4,132,833	45,610
Ethyol	10,835,038	838,386	9,996,652
Totect	3,992,467	—	3,992,467
Other	773,568	547,375	226,193
Total net revenues	$41,150,131	$33,025,560	$8,124,571
Ethyol revenue for the year ended December 31, 2017 was $10.8 million, which is an increase of $10.0 million from the year ended December 31, 2016. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016. The increase resulted from a full year of sales of the product as well as increased demand for our branded Ethyol product during 2017.
The Company began shipments of Totect in July of 2017, resulting in $4.0 million in sales during the year ended December 31, 2017 with Cardioxane contributing $0.3 million. The launch of Totect was impacted by a national shortage of dexrazoxane, resulting in strong initial demand for the product.
Caldolor revenue experienced an increase to $4.2 million during the year ended December 31, 2017 compared to $4.1 million in the same period last year. Caldolor revenue in the year ended December 31, 2017 was primarily impacted by increased domestic net revenue as a result of improved pricing and lower expired product sales returns. The increase in domestic net revenue was partially offset by declines in international sales revenue.
Kristalose revenue decreased by $4.4 million primarily as a result of reduced sales volume. The product's net revenue was negatively impacted by higher Medicaid rebates due to changes to this product's reimbursement. This reduction was partially offset by improved pricing during the year ended December 31, 2017.
Omeclamox-Pak revenue decreased $0.8 million during the year ended December 31, 2017 compared to the prior year. The decrease was primarily the result of lower sales volume and higher expired product sales returns. These decreases were partially offset by improved pricing.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. During the year ended December 31, 2017, the Acetadote net revenue included $4.6 million in revenue from sales of our Authorized Generic, compared to $4.8 million for the same period last year. Our branded Acetadote product net revenue decreased $0.5 million due to a reduction in sales volume as a result of generic competition during the year ended December 31, 2017.
Vaprisol revenue decreased $0.3 million during the year ended December 31, 2017 compared to the prior year period due to increases in our fee for service paid to wholesalers and sales returns related to short-dated product. We experienced decreased sales volume during a portion of the fourth quarter as the manufacturer was unable to provide requested supplies of Vaprisol which led to limited inventory and sales of the product.
Cost of products sold. Cost of products sold for the year ended December 31, 2017 were $7.4 million, compared to $6.0 million in the prior year, representing an increase of $1.4 million, or 23.7%. As a percentage of net revenues, cost of products sold were 17.9% compared to 18.0% during the prior year. This improvement in costs of products sold as a percentage of revenue was attributable to changes in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2017 were $21.5 million, which was an increase of $6.9 million compared to the prior year's expense of $14.6 million. This increase was the result of $6.7 million in additional royalties, related to increased product sales, primarily associated with Ethyol and Totect, for the year ended December 31, 2017.
Research and development. Research and development costs for the year ended December 31, 2017 were $3.9 million, compared to $3.2 million last year, representing an increase of $0.7 million, or 22.3%. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The increase was the result of additional investments in our ongoing clinical initiatives associated with our pipeline products and an increase in our products FDA program fees.
General and administrative. General and administrative expense for the year ended December 31, 2017 was $10.0 million for 2017, compared to $8.6 million last year. The $1.4 million increase from the prior year was primarily driven by a $0.6 million increase in non-cash stock based compensation which included $0.4 million in expense related to the contribution of 50,000 shares of our common stock in connection with the creation of the Cumberland Pharma charitable foundation. We also experienced an increase in compensation as well as benefits and increases in legal and other professional fees associated with our business development initiatives.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2017 totaled approximately $2.4 million, which was an increase of $0.2 million over the prior year. The increase in amortization was attributable to additional product and license rights, capitalized patents and patent defense costs.
Income tax expense. Income tax expense for the year ended December 31, 2017 was $4.2 million, compared to income tax benefit of $0.3 million in the year ended December 31, 2016. As a percentage of income (loss) before income taxes, income taxes were 107.7% for the year ended December 31, 2017 compared to 24.8% for the year ended December 31, 2016. As discussed in our consolidated financial statements, the effective tax rate for the year ended December 31, 2017 was primarily impacted by a valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits and an additional valuation allowance of $3.5 million for our remaining deferred tax assets. These non-cash valuation allowance adjustments impacted our effective tax rate during the year ended December 31, 2017. The rate for the year ended December 31, 2016 was impacted by the valuation allowance recorded for our federal Orphan Drug and Research and Development tax credits of $0.2 million.
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

Net revenues. Net revenues for the year ended December 31, 2016 were approximately $33.0 million compared to $33.5 million for the year ended December 31, 2015, representing a decrease of $0.5 million or 1.5%. The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2016	2015	Change
Products:
Acetadote	$7,214,341	$8,489,167	$(1,274,826)
Omeclamox-Pak	2,536,027	3,037,078	(501,051)
Kristalose	15,898,760	15,733,327	165,433
Vaprisol	1,857,838	2,641,484	(783,646)
Caldolor	4,132,833	3,112,128	1,020,705
Ethyol	838,386	—	838,386
Other	547,375	505,867	41,508
Total net revenues	$33,025,560	$33,519,051	$(493,491)
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
We invest a portion of our cash reserves in a portfolio of government-backed securities (including U.S. Treasuries, government-sponsored enterprise debentures and government-sponsored adjustable rate, mortgage-backed securities). The government-backed securities have an active secondary market that generally provides for liquidity in less than one week. At December 31, 2017 and 2016, we had approximately $4.7 million and $15.6 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2017	2016

Cash and cash equivalents	$45,412,868	$34,510,330
Marketable securities	4,672,476	15,622,111
Total cash, cash equivalents and marketable securities	$50,085,344	$50,132,441

Working capital (current assets less current liabilities)	$50,990,102	$50,753,001
Current ratio (multiple of current assets to current liabilities)	3.9	4.4

Revolving line of credit availability	$2,200,000	$7,900,000

The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2017	2016	2015

Cash provided by (used in):
Operating activities	$(557,714)	$569,478	$5,876,865
Investing activities	9,512,577	(3,115,079)	(2,344,972)
Financing activities	1,947,675	(1,147,128)	(5,194,871)
Net (decrease) increase in cash and cash equivalents	$10,902,538	$(3,692,729)	$(1,662,978)
The net $10.9 million increase in cash and cash equivalents for the year ended December 31, 2017 was attributable to cash provided by investing and financing activities offset by cash used in operating activities. Cash used in operating activities of $0.6 million was primarily impacted by a net loss for the period of $8.0 million. These uses of operating cash were offset by deferred tax expenses of $4.2 million and non-cash expenses of depreciation and amortization and share-based compensation expense totaling $4.1 million. Changes in our working capital used net cash of $0.8 million, including accounts receivable, inventory and other current assets of $3.5 million offset by cash provided by accounts payable increases of $2.3 million. Cash provided by investing activities included net proceeds from marketable securities of $11.0 million offset by additions to intangibles of $1.2 million. Our financing activities included $24.5 million in cash provided by borrowings under our line of credit and $3.7 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration which was declared effective in January 2018. It also included an At the Market ("ATM") feature enabling the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares.

Debt Agreement
On July 31, 2017, we entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement") which was to expire on June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20.0 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12.0 million with the ability to increase the borrowing amount up to $20.0 million, upon the satisfaction of certain conditions.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.3% at December 31, 2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of the Company's assets.
Under the Pinnacle Agreement, we are subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. We achieved compliance with the Funded Debt Ratio covenant as of December 31, 2017 through the utilization of the covenant cure section of the agreement.
We had $9.8 million in borrowings outstanding under the Pinnacle Agreement at December 31, 2017.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2017:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2018	2019	2020	2021	2022

Amounts reflected in the balance sheet:
Line of credit(3)	$9,813,750	$5,500	$5,500	$9,802,750	$—	$—
Estimated interest on debt (3)	808,500	323,400	323,400	161,700	—	—
Other cash obligations not reflected on the balance sheet:
Operating leases	4,839,359	980,657	959,902	980,720	1,001,603	916,477
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$15,461,609	$1,309,557	$1,288,802	$10,945,170	$1,001,603	$916,477

(1)
The table of contractual obligations excludes amounts due under the Kristalose purchase agreement, and the Omeclamox-Pak, Ethyol, and Totect royalty agreements as these amounts cannot be determined until sales of these products have occurred. As consideration for the purchase of certain Kristalose assets in November 2011, we agreed to pay the seller a percentage of net sales for a seven-year period beginning November 15, 2011. Payments are due quarterly, in arrears. Omeclamox-Pak, Ethyol, and Totect include a royalty expense as part of the period costs of the agreement.

(2)	The sum of the individual amounts may not agree due to rounding.

(3)
The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $12 million line of credit assuming the current $9.8 million balance outstanding on December 31, 2017 is consistently outstanding through maturity of July 2020. Interest and unused line of credit payments are due and payable quarterly in arrears.

(4)	Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2017, 2016 and 2015, we did not engage in any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") released in the form of an Accounting Standards Update ("ASU"), "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to broadly and significantly impact the net income, earnings per share ("EPS"), and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Effective January 1, 2017, we adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis. The impact of the adoption is discussed in Note 12. Income Taxes.

In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement replaced the lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. Effective January 1, 2017, we adopted this standard on a prospective basis with no significant impact on the consolidated financial statements and disclosures.
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
In August 2016, the FASB issued amended guidance in the form of a FASB ASU, "Classification of Certain Cash Receipts and Cash Payments." The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. We continue to evaluate the potential impact of this adoption on our condensed consolidated financial statements and disclosures, but currently we do not anticipate that adoption will have a material impact.
In June 2016, the FASB issued ASU "Financial Instruments-Credit Losses," which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective on January 1, 2020 with early adoption permitted. We are in the initial stage of evaluating the impact of this new standard on its trade and other receivables.
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

In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers (ASC 606)". The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for us to January 1, 2018 at which point we will adopt the standard. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application ("modified retrospective"). The ASU also includes a cohesive set of quantitative and qualitative disclosure requirements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.
We have evaluated our revenue sources and individual components of the revenue process as well as determined if there are any potential differences in the timing and/or amounts of revenue recognized under the ASU. We have finalized how the adoption of the ASU will impact our consolidated financial statements and disclosures. Cumberland is adopting ASC 606 using the modified retrospective method. Based on the results of our evaluation, we have determined that the adoption of the ASU will not have a material impact on the consolidated financial statements. We are currently applying the standard in our current practices. Additionally, we continue to monitor modifications, clarifications and interpretations issued by the FASB that may impact current conclusions.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $4.7 million in marketable securities outstanding at December 31, 2017, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.3% at December 31, 2017). As of December 31, 2017, we had $9.8 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2017, 2016 and 2015. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As disclosed in the Company's current report on Form 8-K filed with the SEC on March 16, 2017, on March 16, 2017, the Audit Committee did not retain KPMG LLP as the Company's independent registered public accounting firm. In addition, on March 16, 2017, the Audit Committee selected BDO USA, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference.
During our fourth quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
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
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2018 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 14, 2018.
PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Valuation and Qualifying Accounts	F-37

(b)	Exhibits

Exhibit Number	Description

3.1
Third Amended and Restated Charter of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 17, 2009

3.2
Second Amended and Restated Bylaws of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 17, 2009

4.1
Specimen Common Stock Certificate of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on August 6, 2007

4.2
Preferred Stock Terms, Rights, and Provisions, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-221402) as filed with the SEC on December 19, 2017

4.3	Form of Senior Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-221402) as filed with the SEC on November 7, 2017

4.4
Form of Subordinated Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-221402) as filed with the SEC on November 7, 2017

4.5#
Form of Option Agreement under 1999 Stock Option Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

4.6.1#
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

10.11#	Employment Agreement dated March 9, 2018, effective as of January 1, 2018, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 9, 2018, effective as of January 1, 2018, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 9, 2018, effective as of January 1, 2018, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 9, 2018, effective as of January 1, 2018, by and between Michael P. Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 9, 2018, effective as of January 1, 2018, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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

Exhibit Number	Description
10.24
First Amendment to Amended and Restated Lease Agreement, dated August 23, 2005, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24.1
Second Amendment to Amended and Restated Lease Agreement, dated January 9, 2006, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.24.2†
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.25†
License and Supply Agreement, dated November 16, 2015, by and between Cumberland Pharmaceuticals Inc. and Gastro-Entero Logic, LLC incorporated herein by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 14, 2016

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.33
Revolving Credit Loan Agreement, dated June 26, 2014, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 8, 2014

10.33.1
First Amendment to Revolving Credit Loan Agreement, dated July 29, 2016, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 3, 2016

10.33.2
Waiver and Second Amendment to Revolving Credit Loan Agreement, dated October 28, 2016, by and between Cumberland Pharmaceuticals Inc. and SunTrust Bank incorporated herein by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2017

10.34
Revolving Credit Loan Agreement, dated July 31, 2017, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 8, 2017

Exhibit Number	Description
21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of KPMG LLP

23.2	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan.

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

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 9, 2018
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael P. Bonner	Senior Director and CFO	March 9, 2018
Michael P. Bonner	(Principal Financial and Accounting Officer

/s/ Martin E. Cearnal	Director	March 9, 2018
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 9, 2018
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 9, 2018
Jonathan I. Griggs

/s/ James R. Jones	Director	March 9, 2018
James R. Jones

/s/ Joey A. Jacobs	Director	March 9, 2018
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 9, 2018
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 9, 2018
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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 9, 2018

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 9, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Cumberland Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes and financial statement schedule as of and for the year ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2017.
Nashville, Tennessee
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Cumberland Pharmaceuticals Inc.:
We have audited the accompanying consolidated balance sheet of Cumberland Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Pharmaceuticals Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Nashville, Tennessee
March 10, 2017

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$45,412,868	$34,510,330
Marketable securities	4,672,476	15,622,111
Accounts receivable, net of allowances	8,395,112	7,330,127
Inventories, net	6,737,848	5,371,729
Prepaid and other current assets	3,466,541	2,710,967
Total current assets	68,684,845	65,545,264
Property and equipment, net	528,882	464,454
Intangible assets, net	21,444,545	22,154,176
Deferred tax assets, net	87,210	3,119,930
Other assets	2,486,830	2,120,742
Total assets	$93,232,312	$93,404,566

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,979,929	$8,036,611
Other current liabilities	8,714,814	6,755,652
Total current liabilities	17,694,743	14,792,263
Revolving line of credit	9,800,000	4,100,000
Other long-term liabilities	1,815,968	1,391,484
Total liabilities	29,310,711	20,283,747
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 15,723,075 and 16,074,176 shares issued and outstanding as of December 31, 2017 and 2016, respectively	52,410,941	54,643,268
Retained earnings	11,709,222	18,604,931
Total shareholders’ equity	64,120,163	73,248,199
Noncontrolling interests	(198,562)	(127,380)
Total equity	63,921,601	73,120,819
Total liabilities and equity	$93,232,312	$93,404,566
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Revenues:
Net product revenue	$40,376,563	$32,478,185	$33,013,184
Other revenue	773,568	547,375	505,867
Net revenues	41,150,131	33,025,560	33,519,051
Costs and expenses:
Cost of products sold	7,370,585	5,958,660	4,968,170
Selling and marketing	21,492,937	14,553,481	13,994,768
Research and development	3,901,365	3,190,700	3,847,651
General and administrative	10,030,370	8,561,811	7,607,588
Amortization	2,436,222	2,194,039	1,989,264
Total costs and expenses	45,231,479	34,458,691	32,407,441
Operating income (loss)	(4,081,348)	(1,433,131)	1,111,610
Interest income	299,326	204,661	209,183
Interest expense	(92,904)	(106,392)	(73,856)
Income (loss) before income taxes	(3,874,926)	(1,334,862)	1,246,937
Income tax (expense) benefit	(4,174,889)	330,924	(575,829)
Net income (loss)	(8,049,815)	(1,003,938)	671,108
Net loss at subsidiary attributable to noncontrolling interests	71,182	59,255	60,243
Net income (loss) attributable to common shareholders	$(7,978,633)	$(944,683)	$731,351

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.50)	$(0.06)	$0.04
Diluted	$(0.50)	$(0.06)	$0.04
Weighted-average common shares outstanding:
Basic	15,911,577	16,236,525	16,715,970
Diluted	15,911,577	16,236,525	17,094,754

Comprehensive income (loss) attributable to common shareholders	$(7,978,633)	$(944,683)	$731,351
Net loss at subsidiary attributable to noncontrolling interests	71,182	59,255	60,243
Total comprehensive income (loss)	$(8,049,815)	$(1,003,938)	$671,108
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$(8,049,815)	$(1,003,938)	$671,108
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	2,647,753	2,396,908	2,246,809
Deferred tax expense	4,206,753	619,580	490,227
Share-based compensation	1,115,063	852,102	622,503
Share-based compensation (foundation contribution)	372,500	—	—
Excess tax (benefit) expense derived from exercise of stock options	(91,109)	1,026,413	(90,982)
Noncash interest expense	77,911	84,539	46,422
Noncash investment gains	(52,012)	(74,015)	(77,155)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,064,985)	(1,253,007)	(572,392)
Inventories	(1,366,118)	(1,101,586)	1,330,176
Prepaid, other current assets and other assets	(1,074,369)	(1,556,282)	(263,084)
Accounts payable and other current liabilities	2,307,617	191,901	1,475,964
Other long-term liabilities	413,097	386,863	(2,731)
Net cash provided by (used in) operating activities	(557,714)	569,478	5,876,865
Cash flows from investing activities:
Additions to property and equipment	(275,960)	(130,872)	(142,965)
Additions to intangible assets	(1,213,110)	(2,000,226)	(2,556,465)
Proceeds from sale of marketable securities	13,381,061	4,489,111	7,883,171
Purchases of marketable securities	(2,379,414)	(5,473,092)	(7,528,713)
Net cash provided by (used in) investing activities	9,512,577	(3,115,079)	(2,344,972)
Cash flows from financing activities:
Borrowings on line of credit	24,500,000	2,400,000	1,700,000
Repayments on line of credit	(18,800,000)	—	—
Repurchase of common shares	(3,724,375)	(2,520,715)	(5,338,967)
Payments of deferred equity offering costs	(27,950)	—	—
Cash settlement of contingent consideration	—	—	(1,668,252)
Exercise of stock options	—	—	21,366
Excess tax (expense) benefit derived from exercise of stock options	—	(1,026,413)	90,982
Net cash provided by (used in) financing activities	1,947,675	(1,147,128)	(5,194,871)
Net increase (decrease) in cash and cash equivalents	10,902,538	(3,692,729)	(1,662,978)
Cash and cash equivalents, beginning of year	34,510,330	38,203,059	39,866,037
Cash and cash equivalents, end of year	$45,412,868	$34,510,330	$38,203,059

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$14,993	$21,853	$27,434
Income taxes	18,000	(8,359)	52,238
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	$(513,481)	$(1,179,394)	$967,146
Deferred offering costs included in accounts payable and other accrued expenses	97,254	—	—

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2017, 2016 and 2015

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2014	17,118,993	$61,942,410	$18,818,263	$(7,882)	$80,752,791
Net income (loss)	—	—	731,351	(60,243)	671,108
Share-based compensation	86,102	622,503	—	—	622,503
Exercise of options and related tax benefit	3,409	112,348	—	—	112,348
Repurchase of common shares	(829,003)	(5,338,967)	—	—	(5,338,967)
Balance, December 31, 2015	16,379,501	57,338,294	19,549,614	(68,125)	76,819,783
Net income (loss)	—	—	(944,683)	(59,255)	(1,003,938)
Share-based compensation	223,987	852,102	—	—	852,102
Exercise of options and related tax benefit	—	(1,026,413)	—	—	(1,026,413)
Repurchase of common shares	(529,312)	(2,520,715)	—	—	(2,520,715)
Balance, December 31, 2016	16,074,176	54,643,268	18,604,931	(127,380)	73,120,819
Net income (loss)	—	—	(7,978,633)	(71,182)	(8,049,815)
Cumulative effect from change in accounting principle (Note 12)	—	—	1,082,924	—	1,082,924
Share-based compensation	146,275	1,115,063	—	—	1,115,063
Charitable contribution of shares	50,000	372,500	—	—	372,500
Repurchase of common shares	(547,376)	(3,719,890)	—	—	(3,719,890)
Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization
Cumberland Pharmaceuticals Inc. and its subsidiaries ("Cumberland," the "Company," or as used in the context "our" or "we") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs.
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
In order to build a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which teams with universities and other research organizations to help advance scientific discoveries from the laboratory to the marketplace. The Company’s ownership in CET is 80%. In 2014, the Company organized equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Gloria Pharmaceuticals Co., Ltd. (“Gloria”). As a result, Gloria received shares in CET and joined the CET ownership group. As noted above, the ownership interests of CET includes Gloria and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were approximately $71,182, $59,255 and $60,243 for the years ended December 31, 2017, 2016 and 2015, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $1.6 million, $2.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2017 and 2016, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities primarily consist of U.S. Treasury notes and bonds, U.S. Government Agency notes. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2017 and 2016, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, including amounts related to chargebacks, cash discounts and credits for damaged product. The Company reviews each customer balance to assess collectibility.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. Net product revenues and accounts receivable take into account the sale of the product at the wholesale acquisition cost, and accruals are recorded to reflect the difference between the wholesale acquisition cost and the estimated average end-user contract price. These accruals are calculated on a product-specific basis and are based on the estimated number of outstanding units sold to wholesalers that will ultimately be sold to end-users. When the wholesaler sells the product to the end-user at the agreed upon end-user contract price, the wholesaler charges the Company for the difference between the wholesale acquisition price and the end-user contract price and this is offset against the initial accrual balance.
Cash discounts are reductions to invoiced amounts offered to customers for payment within a specified period of time from the date of the invoice.
At the time a transaction is recognized as a sale, the Company records a reduction in revenues for estimates of damaged and expired products in the shipment that are expected to be returned. The Company’s estimate of the allowance for damaged and expired product is based upon historical experience of claims made its damaged product.
Inventories
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the customer relationship with the manufacturer or packager, the Company will either take title to finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale. As discussed below, effective January 1, 2017, inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Prepaid and Other Current Assets
Prepaid and other current assets consist of deferred offering costs, prepaid insurance premiums, prepaid consulting services, deposits and annual fees paid to the U.S. Food and Drug Administration ("FDA"). The Company expenses all prepaid and other current asset amounts as used or over the period of benefit primarily on a straight-line basis, as applicable.
Deferred offering costs are expenses directly related to the Form S-3 or Shelf Registration filed with the SEC on November 11, 2017 and declared effective on January 16, 2018. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the year ended December 31, 2017, the Company has not expensed any deferred offering costs associated with the Shelf Registration.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the initial lease term plus renewal options, if reasonably assured, or the remaining useful life of the asset. Upon retirement or disposal of assets, any gain or loss is reflected as a component of operating income (loss) in the consolidated statement of operations. Improvements that extend an asset’s useful life are capitalized. Repairs and maintenance costs are expensed as incurred.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2017, 2016 and 2015.
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
Product Revenues
The Company’s net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees.
As discussed in accounts receivable, the allowances against accounts receivable for chargebacks, discounts, expired and damaged goods are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and credits claimed for damaged and expired product.
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
Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company’s estimate of the provision for returns is based upon historical experience. Any changes in the assumptions used to estimate the provision for returns are recognized in the period those assumptions are changed.
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
Cost of Products Sold
Cost of products sold consists principally of the cost to acquire each unit of product sold, including in-bound freight expense. Cost of products sold also includes expenses associated with the reduction in the net realizable value of slow-moving or expired product.
Selling and Marketing Expense
Selling and marketing expense consists primarily of expenses relating to the advertising, promotion, distribution and sale of products, including royalty expense, salaries and related costs.
Distribution Costs
Distribution costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Distribution costs were as follows for the years ended December 31:

	2017	2016	2015

Distribution costs	$621,142	$703,353	$839,450
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2017	2016	2015

Advertising costs	$2,589,185	$2,626,238	$2,576,070
Research and Development
Research and development costs are expensed in the period incurred. Research and development costs are comprised mainly of clinical trial expenses, salaries, wages and other related costs such as materials and supplies. Research and development expense includes activities performed by third-party providers participating in the Company’s clinical studies. The Company accounts for these costs based on estimates of work performed, patients enrolled or fixed fees for services over the period of time the clinical trials are performed.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Earnings (Loss) per Share
Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares outstanding. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options and warrants and unrecognized compensation costs.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Guidance
Recent Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") released in the form of an Accounting Standards Update ("ASU"), "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to broadly and significantly impact the net income, earnings per share ("EPS"), and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Effective January 1, 2017, the Company adopted this standard using the required modified retrospective method for the impact on its Balance Sheet. The adoption impact on its Statement of Operations was completed on a prospective basis. The impact of the adoption is discussed in Note 12. Income Taxes.
In July 2015, the FASB issued amended guidance in the form of a FASB ASU, “Inventory: Simplifying the Measurement of Inventory.” The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The requirement replaced the lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amendments in this update are effective for fiscal years beginning after December 15, 2016. Effective January 1, 2017, the Company adopted this standard on a prospective basis with no significant impact to Cumberland's consolidated financial statements and disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2016, the FASB issued ASU, “Statement of Cash Flows-Restricted Cash-a consensus of the FASB Emerging Issues Task Force.” This revised standard is an effort by the FASB to reduce existing diversity in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning-of-period” and “end-of-period” total amounts shown on the statement of cash flows. The effective date for this standard is for years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and disclosures.
In August 2016, the FASB issued amended guidance in the form of a FASB ASU, "Classification of Certain Cash Receipts and Cash Payments." The core principle of the new guidance is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The accounting guidance should be applied retrospectively and early adoption is permitted. The Company continues to evaluate the potential impact of this adoption on its consolidated financial statements and disclosures, but currently it does not anticipate that adoption will have a material impact.
In May 2014, the FASB issued amended guidance in the form of a FASB ASU, "Revenue from Contracts with Customers (ASC 606)." The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new guidance defines a five-step process to achieve this core principle and, in doing so, additional judgments and estimates may be required within the revenue recognition process. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the adoption date, which extended the effective date for the Company to January 1, 2018 at which point the Company will adopt the standard. The new standard

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application ("modified retrospective"). The ASU also includes a cohesive set of quantitative and qualitative disclosure requirements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.
The Company has evaluated its revenue sources and individual components of the revenue process as well as determined if there are any potential differences in the timing and/or amounts of revenue recognized under the ASU. The Company has finalized how the adoption of the ASU will impact its consolidated financial statements and disclosures. Cumberland is adopting ASC 606 using the modified retrospective method. Based on the results of our evaluation, the Company has determined that the adoption of the ASU will not have a material impact on the consolidated financial statements. The Company is currently applying the standard in its current practices. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact current conclusions.
In February 2016, the FASB issued guidance in the form of a FASB ASU, "Leases." The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating its current lease agreements for the impact of its pending adoption of the new standard on its consolidated financial statements and disclosures. The Company's significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the Cumberland Emerging Technologies lease of approximately 14,200 square feet of office and wet laboratory space in Nashville, Tennessee in which it operates the CET Life Sciences Center. This lease currently expires in April 2023.
In June 2016, the FASB issued ASU, "Financial Instruments-Credit Losses," which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard on its trade and other receivables.
(3)    Omeclamox®-Pak, Ethyol®, Totect® and Methotrexate®
Omeclamox-Pak
During November 2015, Cumberland entered into an agreement with Gastoenterlogics Inc. ("GEL") to assume the remaining commercial rights to Omeclamox-Pak for the United States. Omeclamox-Pak is a branded prescription product that combines omeprazole, amoxicillin and clarithromycin for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. The Company had previously signed an agreement with Pernix Therapeutics ("Pernix") to jointly commercialize the product in the U.S. in October 2013. As part of the GEL Agreement, Cumberland and Pernix terminated their arrangements. The Company continued to market and sell Omeclamox-Pak and also became responsible for the supply chain, national accounts and all sales promotion as part of the GEL agreement.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The agreement with GEL had a term through November 2035, with no additional upfront payments required. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to GEL.
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
The $4.0 million upfront payment that the Company paid in October 2013 was included in product and license rights and is being amortized over the remaining expected useful life of the acquired asset, currently the life of the original Pernix agreement, June 2032. The agreement with GEL has a term of November 2035 and the Company has decided to maintain the original useful life for amortization purposes. Omeclamox-Pak contributed $1.8 million, $2.5 million, and $3.0 million in net revenues during 2017, 2016, and 2015, respectively.
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
Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There were no upfront payments required under the agreement. Royalty payments ranging from 30% to 50% based on tiered levels of net sales are paid by Cumberland to Clinigen. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016. Ethyol contributed $10.8 million and $0.8 million in net revenues during 2017 and 2016, respectively.
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
Under the terms of the Agreement, Cumberland will be responsible for the products’ FDA submission and registration. The regulatory submission will be based on the dossier provided by Nordic. Following registration, Cumberland will be responsible for product launch and commercialization, including all marketing, promotion, and distribution of the products in the U.S. As consideration for the license, Cumberland paid a deposit of $100,000 and recorded a liability of $900,000 provided through 180,000 unvested restricted shares of Cumberland stock, valued on November 15, 2016, that will fully vest upon the FDA approval of the first Nordic product. Cumberland will also provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Nordic will be responsible for manufacturing and supply of the products. The 180,000 shares of unvested restricted Cumberland stock was reflected in other current liabilities in the consolidated balance sheet and were valued at $1.3 million and $1.0 million at December 31, 2017 and 2016, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Totect
During January 2017, the Company announced an agreement with Clinigen in which Cumberland acquired the exclusive rights to commercialize Totect in the United States. Totect is an FDA-approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
The Company launched Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. It's our second oncology support product and the second product licensed to us through our Strategic Alliance with Clinigen.
Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There are no upfront payments required under the agreement. Royalty payments ranging from 30% to 50% based on tiered levels of net sales are paid by Cumberland to Clinigen. The Company began generating revenue from the sale of Totect during the third quarter of 2017. Totect contributed approximately $4.0 million in net revenue during 2017. Totect revenue includes $0.3 million in Cardioxane net revenue for 2017.
(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2017	2016	2015
Products:
Acetadote	$6,576,720	$7,214,341	$8,489,167
Omeclamox-Pak	1,761,868	2,536,027	3,037,078
Kristalose	11,455,805	15,898,760	15,733,327
Vaprisol	1,576,222	1,857,838	2,641,484
Caldolor	4,178,443	4,132,833	3,112,128
Ethyol	10,835,038	838,386	—
Totect	3,992,467	—	—
Total net product revenues	$40,376,563	$32,478,185	$33,013,184
The Company acquired rights to Ethyol and Totect, as discussed in Note 3. Ethyol contributed to net revenue during 2017 and 2016 and Totect contributed to net revenue during 2017.
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $4.6 million, $4.8 million and $4.5 million during 2017, 2016 and 2015, respectively.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.5 million at December 31, 2017 and $0.4 million at December 31, 2016, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $4.7 million and $4.1 million, at December 31, 2017 and 2016, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and milestone payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these substantive milestones using the milestone method. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.5 million in non-refundable up-front payments, milestone payments of up to $2.4 million of milestone payments related to regulatory approvals and up to $4.6 million in payments related to product sales. As of December 31, 2017, the Company has recognized a cumulative $1.5 million in upfront payments as other revenue and has recognized $0.1 million revenue related to the milestone payments associated with these international agreements.
Other revenues during 2017, 2016 and 2015 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.2 million, $0.1 million, and $0.2 million for the years ending December 31, 2017, 2016 and 2015, respectively.
(5)    Inventories
The Company's net inventories consisted of the following as of December 31:

	2017	2016

Raw materials and work in process	$3,156,002	$2,810,711
Consigned inventory	249,964	277,324
Finished goods, net of reserve	3,331,882	2,283,694
Total inventories	$6,737,848	$5,371,729
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value. At December 31, 2017 and 2016, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.2 million and $0.3 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2017 and 2016. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2017	2016

Computer equipment	3 – 5 years	$1,074,172	$933,752
Office equipment	3 – 15 years	457,945	355,456
Furniture and fixtures	5 – 15 years	633,577	618,808
Leasehold improvements	3 – 15 years, or remaining lease term	1,274,660	1,256,378
Total property and equipment, gross		3,440,354	3,164,394
Less: accumulated depreciation and amortization		(2,911,472)	(2,699,940)
Total property and equipment, net		$528,882	$464,454
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2017	2016	2015

Depreciation expense	$211,532	$202,868	$257,545
(7)    Intangible Assets
Intangible assets consisted of the following at December 31:

	2017	2016

Product and license rights	$21,879,981	$20,543,262
Less: accumulated amortization	(6,564,007)	(4,988,333)
Total product and license rights	15,315,974	15,554,929
Patents	9,177,647	8,844,994
Less: accumulated amortization	(3,158,990)	(2,298,442)
Total patents	6,018,657	6,546,552
Trademarks	118,934	61,715
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	109,914	52,695
Total intangible assets	$21,444,545	$22,154,176

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

During 2011, the Company acquired the Kristalose trademark and FDA registration from Mylan Inc. The agreement requires the Company to make future quarterly royalty payments over a seven-year period equal to a percentage of Kristalose net sales. The royalties are being treated as consideration for the assets acquired and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently through 2026. During 2017 and 2016, the Company incurred royalty obligations to Mylan Inc. of $1.0 million and $1.4 million, respectively.
During 2013, the Company entered into an agreement with Pernix to distribute and promote the branded prescription product Omeclamox-Pak. The $4.0 million upfront payment the Company paid to Pernix on October 29, 2013 (discussed more fully in Note 3) is included in product and license rights and is being amortized through June 2032, the remaining expected useful life of the acquired asset.
During 2014, the Company acquired the rights of the branded prescription product Vaprisol from Astellas. The intangible asset value is $3.0 million and is included in product and license rights. The asset is being amortized through February 2022, the remaining expected useful life of the acquired asset, which coincides with the life of the primary intellectual property asset.
In November 2016, the Company acquired the U.S. rights to Nordic Group B.V.’s injectable methotrexate product line. The agreement requires the Company to make future milestone payments over a fifteen-year period from the effective grant of the Regulatory Approval of the Methotrexate Pre-Filled Syringe Product in the U.S. The payments are being treated as consideration for the assets acquired and are being capitalized and will be amortized over the expected useful life of the acquired asset, once approval is granted. During 2016, the Company paid a deposit of $100,000 as well as recorded a liability provided through 180,000 unvested restricted shares of Cumberland stock, that will fully vest upon the FDA approval of the first Nordic product. As of December 31, 2017, the 180,000 shares of unvested restricted Cumberland stock are valued at $1.3 million.
During 2017 and 2016, the Company recorded an additional $0.4 million and $0.6 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2017	2016	2015

Amortization expense	$2,436,222	$2,194,039	$1,989,264
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2018	$2,519,024
2019	2,542,770
2020	2,614,010
2021	2,465,544
2022 and thereafter	11,303,197
$21,444,545

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(8)    Other Current Liabilities
Other current liabilities consisted of the following at December 31:

	2017	2016

Rebates, product returns, administrative fees and service fees	$4,683,694	$4,051,029
Employee wages and benefits	1,032,652	872,914
Stock payable	1,324,800	990,000
Accrued inventory purchases	1,055,220	319,228
Other	618,448	522,481
Total other current liabilities	$8,714,814	$6,755,652
(9)    Debt
New Debt Agreement
On July 31, 2017, we entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank ("SunTrust Agreement") which was to expire on June 30, 2018. We had $9.8 million in borrowings under the Loan Agreement at December 31, 2017. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. As of December 31, 2017, the Company had $2.2 million available for borrowing under its revolving line of credit.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.3% at December 31, 2017). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Pinnacle Agreement, we are subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. We achieved compliance with the Funded Debt Ratio covenant as of December 31, 2017 through the utilization of the covenant cure section of the agreement.
There were no early termination penalties upon termination of the previous SunTrust Agreement and the Company incurred less than $0.1 million in deferred financing costs related to the new Pinnacle Agreement, which will be amortized to interest expense using the effective interest method over the term of that agreement.
Previous Debt Agreement
On June 26, 2014, the Company entered into a the SunTrust Agreement. On July 29, 2016, Cumberland amended the agreement to extend the original three-year term by an additional year. The agreement provided for an aggregate principal amount up to initial revolving line of credit is up to $20 million. The initial revolving line of credit was up to $12 million, with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The interest rate on the SunTrust Agreement was based on LIBOR plus an interest rate spread. There was no LIBOR minimum and the LIBOR pricing provided for an interest rate spread of 1.0% to 2.85%. In addition, a fee of 0.25% per year was charged on the unused line of credit. Interest expense and the unused line fee were payable quarterly. Borrowings under the line of credit were collateralized by substantially all of the Company's assets.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2017 and 2016, there was no preferred stock outstanding.
(c)    Common Stock
During 2017, 2016 and 2015, the Company issued 146,275 shares, 223,987 shares, and 86,102 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. Cumberland issued 3,409 common shares under option exercise transactions during 2015. There were no option exercise transactions during 2017 and 2016. The payment of dividends is restricted by the Agreement with the Company’s primary lender.
In January 2018, the Company's Form S-3 or Shelf Registration associated with the sale of up to $100 million in corporate securities was declared effective. The Shelf Registration also included an At the Market ("ATM") feature enabling the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares.
(d)    Warrants
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share within 10 years of issuance. All of these warrants expired during 2016.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2017 and 2016.
(e)    Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2016, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 547,376 shares, 529,312 shares and 829,003 shares of common stock for approximately $3.7 million, $2.5 million, and $5.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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
(g) Cumberland Foundation
In December 2017, we formed the Cumberland Pharma Foundation to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc. The Foundation was formed as a nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors was initially comprised of Cumberland Pharmaceuticals executives who will be responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
We provided a grant of 50,000 Cumberland Pharmaceuticals common shares to the Foundation. The shares will address the ongoing financial needs of the organization, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation will maintain separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation are expected to equal approximately 5% of the Foundation’s total holdings, which is consistent with the historic level of contributions made by Cumberland Pharmaceuticals.
(11)    Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2017	2016	2015

Numerator:
Net income (loss) attributable to common shareholders	$(7,978,633)	$(944,683)	$731,351

Denominator:
Weighted-average shares outstanding – basic	15,911,577	16,236,525	16,715,970
Dilutive effect of restricted stock and stock options	—	—	378,784
Weighted-average shares outstanding – diluted	15,911,577	16,236,525	17,094,754

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2017	2016	2015

Anti-dilutive shares	18,325	13,300	46,633
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2017	2016

Deferred Tax Assets
Net operating loss and tax credits	$15,295,547	$3,881,415
Property and equipment and intangibles	232,667	331,301
Allowance for accounts receivable	129,180	170,733
Reserve for expired product	538,141	771,034
Inventory	173,885	214,654
Deferred charges	624,367	738,541
Cumulative compensation costs incurred on deductible equity awards	793,206	639,263
Total deferred tax assets	17,786,993	6,746,941

Deferred Tax Liabilities
Intangible assets	(2,067,548)	(3,238,511)
Net deferred tax assets, before valuation allowance	15,719,445	3,508,430
Less: deferred tax asset valuation allowance	(15,632,235)	(388,500)
Net deferred tax assets	$87,210	$3,119,930
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2017:

Years of expiration	Federal	State

2018 - 2019	$—	$238,047
2020 - 2028	—	38,858,730
2029	44,153,819	10,513,791
2030 - 2037	7,365,668	6,331,773
Total federal and state net operating loss carryforwards	$51,519,487	$55,942,341

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Income tax (expense) benefit includes the following components for the years ended December 31:

	2017	2016	2015

Current:
Federal	$—	$867,041	$(41,326)
State and other	(59,243)	83,463	(44,276)
Total current income tax (expense) benefit	(59,243)	950,504	(85,602)

Deferred:
Federal	(3,682,772)	(537,965)	(385,723)
State	(432,874)	(81,615)	(104,504)
Total deferred income tax (expense) benefit	(4,115,646)	(619,580)	(490,227)
Total income tax (expense) benefit	$(4,174,889)	$330,924	$(575,829)
The Company’s effective income tax rate for 2017, 2016 and 2015 reconciles with the federal statutory tax rate as follows:

	2017	2016	2015

Federal tax expense at statutory rate	34%	34%	34%
State income tax expense (net of federal income tax benefit)	4%	4%	4%
Permanent differences associated with general business credits	1%	5%	(3)%
Change in valuation allowance	(148)%	(15)%	3%
Change in tax rate	2%	—%	—%
Other permanent differences	1%	(2)%	7%
Other	(2)%	(1)%	1%
Net income tax expense	(108)%	25%	46%
In the first quarter of 2017, the Company adopted the Accounting Standards Update, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. As a result, the Company recorded the previously unrecognized net operating loss carryforwards generated from the exercise of nonqualified options of approximately $44.1 million. The Company recorded a net deferred tax asset of $1.1 million through retained earnings as a result of the adoption of this accounting standard. This $1.1 million in net non-current deferred tax assets represents a deferred tax asset of $17.0 million, net of a related valuation allowance of $15.9 million.
During the year, the Company determined that it was not more likely than not that its net deferred tax assets would be realized. As such, it recorded a full valuation allowance against net deferred tax assets in the second quarter ended June 30, 2017. The Company’s position is unchanged as of December 31, 2017 with the exception of one deferred tax asset for alternative minimum tax (“AMT”) credit carryforwards discussed further below.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%; (2) eliminating the corporate AMT and changing how AMT credits can be realized; (3) capital expensing; and (4) creating new limitations on deductible interest expense and executive compensation.
The Securities Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our analysis of the impact of the Tax Act, we have recorded a net tax benefit of $0.1 million in the year ended December 31, 2017. This net tax benefit consists entirely of the release of the valuation allowance against AMT credits that will be realizable under the Tax Act in future periods. While the Company does not expect to record further amounts related to the Tax Act, we will continue to evaluate additional guidance as it is released by the Internal Revenue Service and will record additional amounts if needed.
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
Federal tax years that remain open to examination are 2011 through 2016. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. State tax years that remain open to examination are 2010 to 2016. The Company has no unrecognized tax benefits in 2017, 2016 and 2015.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2017	2016	2015

Share-based compensation - employees	$1,032,094	$833,027	$456,749
Share-based compensation - nonemployees	82,969	19,075	165,754
Share-based compensation - foundation contribution	$372,500	$—	$—
Total share-based compensation	$1,487,563	$852,102	$622,503
At December 31, 2017, there was approximately $2.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.5 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock awards.
Stock Options
Stock option activity for 2017 and 2016 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2015	12,300	$10.89	1.6	$2,320
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(6,500)	9.00
Outstanding, December 31, 2016	5,800	13.00	1.9	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding, December 31, 2017	5,800	13.00	0.9	$—
Exercisable at December 31, 2017	5,800	$13.00	0.9	$—
The Company did not grant any stock options during 2017, 2016 and 2015, and no options were exercised during 2017 and 2016. Information related to the stock option plans during 2017, 2016 and 2015 was as follows:

	2017	2016	2015

Intrinsic value of options exercised	$—	$—	$3,875
Weighted-average fair value of options exercised	$—	$—	$3.26

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2015	740,049	$5.36
Shares granted	228,425	4.36
Shares vested	(223,987)	5.28
Shares forfeited	(41,192)	4.23
Nonvested, December 31, 2016	703,295	5.13
Shares granted	238,550	6.48
Shares vested	(146,275)	4.74
Shares forfeited	(27,725)	5.34
Nonvested, December 31, 2017	767,845	5.61
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2017, 2016 and 2015, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheet, was $1.6 million and $1.2 million as of December 31, 2017 and 2016, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.3 million and $1.9 million as of December 31, 2017 and 2016, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(15)    Leases
The Company is obligated under long-term real estate leases for corporate office space that was extended during the third quarter of 2015. Prior to this extension, the lease would have expired in October 2016, the lease is now set to expire in October 2022. In addition, the research lab space at CET, under an agreement amended in July 2012, is leased through April 2023, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases.
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense and sublease income were as follows for the years ended December 31:

	2017	2016	2015

Rent expense	$1,074,437	$1,150,614	$978,591

Sublease income	$573,494	$646,235	$550,452
Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.6 million and will be paid through the leases ending in February 2019, March 2019, and October 2022. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2018	$980,657
2019	959,902
2020	980,720
2021	1,001,603
2022 and thereafter	916,477
Total future minimum lease payments	$4,839,359
(16)    Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2017. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Agency issued mortgage-backed securities - variable rate	$—	$3,539,102	$3,539,102	$—	$6,814,957	$6,814,957
U.S. Agency notes and bonds - fixed rate	—	198,293	198,293	—	1,795,330	1,795,330
SBA loan pools - variable rate	—	935,081	935,081	—	1,346,824	1,346,824
Municipal bonds - VRDN	—	—	—	5,665,000	—	5,665,000
Total fair value of marketable securities	$—	$4,672,476	$4,672,476	$5,665,000	$9,957,111	$15,622,111
The fair values of all other financial instruments outstanding as of December 31, 2017 and 2016 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2017 or 2016.
(17)    Market Concentrations
The Company currently focuses on the acquisition, development and commercialization of branded prescription products for the hospital acute care, gastroenterology, and oncology supportive care markets. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may at times be in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2017	2016	2015

Customer 1	25%	22%	22%
Customer 2	22%	28%	28%
Customer 3	25%	29%	32%
Customer 4	*%	10%	*%

*: less than 10% of total
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 53% and 86% at December 31, 2017 and 2016, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
In connection with its licensing agreements for Caldolor, Ethyol, and Totect, the Company is required to pay royalties based on net sales over the life of the contracts. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.
In connection with the agreements with Pernix and GEL to promote Omeclamox-Pak, the Company is required to make monthly royalty payments based on tiered levels of gross profits. These costs are period expenses of the Company.
Legal Matters
In April 2012, the United States Patent and Trademark Office (the “USPTO”) issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to the Company. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
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
On November 12, 2012, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Paddock and Perrigo to resolve the challenges and the pending litigation with those two companies. On November 1, 2013, the United States District Court filed opinions granting Sagent’s and InnoPharma’s motions to dismiss the Company's suits and the Company agreed not to file an appeal or motion to reconsider, thereby resolving the challenges and the pending litigation with those two companies.
Under the Settlement Agreement, Paddock and Perrigo admit that the 356 Acetadote Patent is valid and enforceable and that any Paddock or Perrigo generic version of Acetadote (with or without EDTA) would infringe upon the 356 Acetadote Patent. In addition, Paddock and Perrigo will not challenge the validity, enforceability, ownership or patentability of the 356 Acetadote Patent through its expiration currently scheduled for May 2026. On November 12, 2012, in connection with the execution of the Settlement Agreement, Cumberland entered into a License and Supply Agreement with Paddock and Perrigo (the “License and Supply Agreement”). Under the terms of the License and Supply Agreement, if a third party receives final approval from the FDA for an ANDA to sell a generic Acetadote product and such third party has made such generic version available for purchase in commercial quantities in the United States, the Company supply's Perrigo with an Authorized Generic version of its Acetadote product.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

On May 18, 2012, Cumberland also submitted a Citizen Petition to the FDA requesting that the FDA refrain from approving any applications for acetylcysteine injection that contain EDTA, based in part on the FDA's request that the Company evaluate the reduction or removal of EDTA from its original Acetadote formulation. On November 7, 2012, the FDA responded to the Citizen Petition denying its request and stating that ANDAs referencing Acetadote that contain EDTA may be accepted and approved provided they meet all applicable requirements. The Company believes this response contradicts the FDA's request to evaluate the reduction or removal of EDTA. On November 8, 2012, the Company learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. On November 3, 2012, Cumberland brought suit against the FDA in the United States District Court for the District of Columbia alleging that the FDA's denial of our Citizen Petition and acceptance for review and approval of any InnoPharma, Inc. product containing EDTA was arbitrary and in violation of law.
The Company found during the resulting legal proceedings that the FDA initially concluded that the original Acetadote formulation was withdrawn for safety reasons and no generic versions should be approved. The FDA later reversed its position based on the possibility of drug shortages and the presence of EDTA in other formulations. At the same time, the FDA noted that exclusively marketing a non-EDTA containing product would be preferable because it would eliminate the potential risk of EDTA.
On January 7, 2013, Perrigo announced initial distribution of Cumberland's Authorized Generic acetylcysteine injection product.
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which is also assigned to Cumberland. The claims of the 445 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acetaminophen overdose. On April 8, 2013, the 445 Acetadote Patent was listed in the FDA Orange Book. The 445 Acetadote Patent is scheduled to expire in August 2025. Following the issuance of the 445 Acetadote Patent Cumberland received separate Paragraph IV certification notices from Perrigo, Sagent, and Mylan Institutional LLC challenging the 445 Acetadote Patent on the basis of non-infringement, unenforceability and/or invalidity.
On June 10, 2013, The Company became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, Cumberland filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in the United States District Court for the District of Delaware.
On June 10, 2013, the Company announced that the FDA approved updated labeling for Acetadote. The new labeling revises the product's indication and offers new dosing guidance for specific patient populations.
On September 30, 2013, the United States District Court for the District of Columbia filed an opinion granting a Summary Judgment in favor of the FDA regarding Cumberland’s November 13, 2012 suit.  On November 1, 2013, the United States District Court for the District of Delaware filed opinions granting Sagent’s and InnoPharma’s motions to dismiss its May 2012 and June 2012 suits.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
On November 3, 2017, the Company became aware of a Paragraph IV certification notice from Exela Pharma Sciences, LLC challenging the 356, 445, 061, 738, and 028 Acetadote Patents on the basis of non-infringement.
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

(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2017:
Net revenues	$9,636,755	$8,667,127	$11,196,961	$11,649,288	$41,150,131
Operating income (loss)	(657,802)	(1,680,871)	(839,349)	(903,326)	(4,081,348)
Net income (loss) attributable to common shareholders	(1,274,446)	(5,160,611)	(743,031)	(800,545)	(7,978,633)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.08)	$(0.32)	$(0.05)	$(0.05)	$(0.50)
Diluted	$(0.08)	$(0.32)	$(0.05)	$(0.05)	$(0.50)

2016:
Net revenues	$7,737,532	$7,414,835	$8,791,753	$9,081,440	$33,025,560
Operating income (loss)	(500,583)	(105,309)	130,132	(957,371)	(1,433,131)
Net income (loss) attributable to common shareholders	(253,111)	(48,044)	106,166	(749,694)	(944,683)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.02)	$—	$0.01	$(0.05)	$(0.06)
Diluted	$(0.02)	$—	$0.01	$(0.05)	$(0.06)

(1)	Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2017, 2016 and 2015

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2015	$438,357	$3,903,285		$—	$(3,960,402)	(1)	$381,240
2016	381,240	3,755,804		—	(3,687,185)	(1)	449,859
2017	449,859	5,066,526		—	(5,008,851)	(1)	507,534

Valuation allowance for deferred tax assets:
For the years ended December 31:
2015	$152,074	$33,423		$—	$—		$185,497
2016	185,497	203,003		—	—		388,500
2017	388,500	(665,039)	(2)	15,908,774	—		15,632,235
(1) Composed of actual returns and credits for chargebacks and cash discounts.
(2) Amount includes $4,202,854 related to increase in the valuation allowance during the year, net of $4,867,893 related to the revaluation of deferred income tax balances for new rates under the Tax Act.