Form 10-Q
period 2018-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2018-08-14
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common stock, no par value	15,568,119

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,906,655	$45,412,868
Marketable securities	14,803,349	4,672,476
Accounts receivable, net	5,806,095	8,395,112
Inventories, net	7,345,501	6,737,848
Other current assets	2,786,290	3,466,541
Total current assets	66,647,890	68,684,845
Property and equipment, net	550,492	528,882
Intangible assets, net	20,611,853	21,444,545
Deferred tax assets, net	87,210	87,210
Other assets	2,547,196	2,486,830
Total assets	$90,444,641	$93,232,312
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,065,882	$8,979,929
Other current liabilities	6,748,405	8,714,814
Total current liabilities	16,814,287	17,694,743
Revolving line of credit	12,000,000	9,800,000
Other long-term liabilities	1,959,904	1,815,968
Total liabilities	30,774,191	29,310,711
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,604,709 and 15,723,075 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	51,297,429	52,410,941
Retained earnings	8,609,295	11,709,222
Total shareholders’ equity	59,906,724	64,120,163
Noncontrolling interests	(236,274)	(198,562)
Total equity	59,670,450	63,921,601
Total liabilities and equity	$90,444,641	$93,232,312
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues	$10,163,724	$8,667,127	$18,751,329	$18,303,882
Costs and expenses:
Cost of products sold	1,523,319	1,668,926	3,051,280	3,050,423
Selling and marketing	5,076,250	4,654,933	9,746,761	9,947,953
Research and development	1,450,390	1,080,426	3,325,329	1,978,789
General and administrative	2,334,223	2,353,140	4,664,504	4,463,373
Amortization	648,520	590,573	1,284,655	1,202,017
Total costs and expenses	11,032,702	10,347,998	22,072,529	20,642,555
Operating income (loss)	(868,978)	(1,680,871)	(3,321,200)	(2,338,673)
Interest income	149,706	69,481	232,200	122,016
Interest expense	(22,019)	(30,029)	(40,321)	(61,744)
Income (loss) before income taxes	(741,291)	(1,641,419)	(3,129,321)	(2,278,401)
Income tax (expense) benefit	(4,159)	(3,535,783)	(8,318)	(4,192,370)
Net income (loss)	(745,450)	(5,177,202)	(3,137,639)	(6,470,771)
Net loss at subsidiary attributable to noncontrolling interests	24,762	16,591	37,712	35,714
Net income (loss) attributable to common shareholders	$(720,688)	$(5,160,611)	$(3,099,927)	$(6,435,057)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.05)	$(0.32)	$(0.20)	$(0.40)
- diluted	$(0.05)	$(0.32)	$(0.20)	$(0.40)
Weighted-average shares outstanding
- basic	15,674,954	16,011,758	15,682,348	16,026,935
- diluted	15,674,954	16,011,758	15,682,348	16,026,935

Comprehensive income (loss) attributable to common shareholders	(720,688)	(5,160,611)	(3,099,927)	(6,435,057)
Net loss at subsidiary attributable to noncontrolling interests	24,762	16,591	37,712	35,714
Total comprehensive income (loss)	$(745,450)	$(5,177,202)	$(3,137,639)	$(6,470,771)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,137,639)	$(6,470,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,394,728	1,314,293
Deferred tax expense	—	4,293,963
Share-based compensation	665,309	551,255
Excess tax (benefit) expense derived from exercise of stock options	—	(91,109)
Noncash interest expense	33,730	51,216
Noncash investment gains	(118,188)	(18,706)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,589,017	1,223,213
Inventories	(607,653)	(182,595)
Other current assets and other assets	804,729	(81,286)
Accounts payable and other current liabilities	(730,760)	(1,920,653)
Other long-term liabilities	136,402	240,185
Net cash provided by (used in) operating activities	1,029,675	(1,090,995)
Cash flows from investing activities:
Additions to property and equipment	(131,684)	(143,150)
Purchases of marketable securities	(16,916,890)	(1,201,895)
Proceeds from sale of marketable securities	6,904,205	2,486,386
Additions to intangible assets	(593,121)	(753,900)
Net cash (used in) provided by investing activities	(10,737,490)	387,441
Cash flows from financing activities:
Borrowings on line of credit	24,000,000	6,700,000
Repayments on line of credit	(21,800,000)	(4,100,000)
Sales of shares of common stock, net of offering costs	200,909	—
Payments of deferred offering costs	(248,108)	—
Repurchase of common shares	(1,951,199)	(1,790,671)
Net cash provided by financing activities	201,602	809,329
Net increase (decrease) in cash and cash equivalents	(9,506,213)	105,775
Cash and cash equivalents at beginning of period	45,412,868	34,510,330
Cash and cash equivalents at end of period	$35,906,655	$34,616,105
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(Unaudited)

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
Proceeds from the sale of common stock, net of offering costs	30,704	200,909	—	—	200,909
Share-based compensation	150,300	665,309	—	—	665,309
Repurchase of common shares	(299,370)	(1,979,730)	—	—	(1,979,730)
Net loss	—	—	(3,099,927)	(37,712)	(3,137,639)
Balance, June 30, 2018	15,604,709	51,297,429	8,609,295	(236,274)	59,670,450
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2017 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2018, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Total comprehensive income (loss) consisted solely of net income (loss) for the three and six months ended June 30, 2018 and 2017.

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

Sales Returns

Consistent with industry practice, the Company maintains a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. The Company’s estimate of the provision for returns is based upon historical experience, expiration date by product as well as any other factor expected to impact future returns. Any changes in the assumptions used to estimate the provision for returns are recognized in the period those assumptions are changed.

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

(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency issued mortgage-backed securities, U.S. government agency notes and bonds, Small Business Administration (“SBA”) loan pools, and corporate bonds. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2018 and December 31, 2017, the marketable securities are comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$8,287,857	$—	$8,287,857	$—	$—	$—
U.S. Agency issued mortgage-backed securities – variable rate	$—	$—	$—	$—	$3,539,102	$3,539,102
U.S. Agency notes and bonds – fixed rate	—	—	—	—	198,293	198,293
Corporate bonds	—	2,500,078	2,500,078	—	—	—
SBA loan pools – variable rate	—	—	—	—	935,081	935,081
Short-term cash investments	—	4,015,414	4,015,414	—	—	—
Total fair value of marketable securities	$8,287,857	$6,515,492	$14,803,349	$—	$4,672,476	$4,672,476

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$(720,688)	$(5,160,611)
Denominator:
Weighted-average shares outstanding – basic	15,674,954	16,011,758
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,674,954	16,011,758

	Six months ended June 30,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$(3,099,927)	$(6,435,057)
Denominator:
Weighted-average shares outstanding – basic	15,682,348	16,026,935
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,682,348	16,026,935
As of June 30, 2018 and 2017, restricted stock awards and options to purchase 231,905 and 20,375 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The Company’s net revenues consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Products:
Acetadote	$841,431	$1,723,984	$2,115,741	$2,989,424
Omeclamox-Pak	89,952	377,470	231,344	1,022,795
Kristalose	3,203,743	2,901,440	6,473,097	5,288,031
Vaprisol	1,685,900	276,705	1,779,790	961,253
Caldolor	1,101,023	1,052,917	2,140,771	1,865,944
Ethyol	2,809,691	2,091,836	5,065,764	5,758,644
Totect	269,190	—	681,964	—
Other	162,794	242,775	262,858	417,791
Total net revenues	$10,163,724	$8,667,127	$18,751,329	$18,303,882

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2018 and December 31, 2017, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.1 million and $0.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at June 30, 2018 and December 31, 2017.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

As of June 30, 2018 and December 31, 2017, net inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials and work in process	$2,585,020	$3,156,002
Consigned inventory	725,276	249,964
Finished goods	4,035,205	3,331,882
Total	$7,345,501	$6,737,848

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2016, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2018 and June 30, 2017, the Company repurchased 299,370 shares and 282,856 shares, respectively, of common stock for approximately $2.0 million and $1.8 million, respectively.
Share Sales
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. During the six months ended June 30, 2018, the Company issued  30,704 shares of common stock for gross proceeds of $0.2 million as part of its At-The-Market (“ATM”) sales agreement with B. Riley FBR.

Restricted Share Grants
During the six months ended June 30, 2018, the Company issued 233,330 shares of restricted stock to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Debt Agreement
On July 31, 2017, the Company entered into a Revolving Credit Loan Agreement with Pinnacle Bank ("Pinnacle Agreement"). The Pinnacle Agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank, which was to expire on June 30, 2018. The Company had $12.0 million  in borrowings under that agreement at June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions.

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.8% at June 30, 2018).  In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. The Company achieved compliance with the Funded Debt Ratio covenant as of June 30, 2018 through the utilization of the covenant cure section of the Pinnacle Agreement. On August 14, 2018 the Company amended the Pinnacle Agreement ("Pinnacle Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the Pinnacle Amendment. The Company was in compliance with the Tangible Capital Ratio covenant as of June 30, 2018.
(7) INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%; (2) eliminating the corporate alternative minimum tax ("AMT") and changing how AMT credits can be realized; (3) capital expensing; and (4) creating new limitations on deductible interest

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

expense and executive compensation.
The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, providing guidance on applying the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company reflects the income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate is available, it must record the estimate in the financial statements. If a company cannot determine an estimate, it should continue to apply ASC 740 on the basis of the tax laws that were in effect immediately prior to enactment of the Tax Act.

In connection with our analysis of the impact of the Tax Act, we have a net tax benefit of $0.1 million as of June 30, 2018. This net tax benefit consists entirely of the release of the valuation allowance against AMT credits that will be realizable under the Tax Act in future periods. The Company does not expect to record further amounts related to the Tax Act, but will continue to evaluate additional Internal Revenue Service guidance as it is released. The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.

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

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address unmet or poorly met medical needs. We promote our approved products through our hospital and gastroenterology sales forces in the United States and are establishing a network of international partners to bring our products to patients in their countries.
Our portfolio of U.S. Food and Drug Administration ("FDA") approved brands includes:

• Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;
• Caldolor® (ibuprofen) Injection, for the treatment of pain and fever;
• Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;
• Omeclamox®-Pak, (omeprazole, clarithromycin & amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
• Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;
• Ethyol® (amifostine) Injection, for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer, and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer; and
• Totect® (dexrazoxane hydrochloride) Injection, for emergency oncology intervention, to treat the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the patient's tissues).

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
We have both product development and commercial capabilities, and believe we can leverage our existing infrastructure to support our expected growth. Cumberland's management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Cumberland's product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions, maintains product approvals and manages our medical call center. The Company's quality and manufacturing professionals oversee the manufacture, packaging, release, and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market seven FDA approved brands for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the pipeline drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:
• Support and expand the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if further clinical work could expand their potential markets. We will continue to explore opportunities for label expansion to bring our products to new patient populations. The Caldolor pediatric approval reflects our successful implementation of this strategy.
• Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs as well as late-stage development product candidates that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, with attractive financial profiles, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of the product rights to Ethyol and RediTrex in the U.S. represent recent examples of our execution of this strategy.
• Progress clinical pipeline and incubate future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities. Our ifetroban Phase II development programs which emerged from CET represent the implementation of this strategy. At CET, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates. Cumberland has the opportunity to negotiate rights to further develop and commercialize these candidates in the U.S and other markets.

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
• Continue to manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues with the objective of delivering positive cash flow from operations. We remain in a favorable financial position, with high margins, and a strong balance sheet.

Cumberland was incorporated in 1999 and has been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common stock and listing on the NASDAQ exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all other material press releases, filings and amendments to those reports as soon as reasonably practicable after their filing with the Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov.

RECENT DEVELOPMENTS
Caldolor®

In early 2018, we completed and filed the application for FDA approval of our next generation Caldolor product featuring an improved package and formulation. In April 2018, the FDA determined that the application was complete and notified us of their acceptance of the submission for review. There were then a number of communications with questions addressed through multiple amendments that were submitted to the application. On August 2, 2018, we received a complete response from the FDA outlining the additional information needed for the application’s approval. The requests are for additional quality and nonclinical data.  We intend to accept the FDA’s offer of a meeting to discuss their additional requirements before providing our response.

Cumberland also continued to advance its study of Caldolor in patients ranging from newborn to six months of age. Earlier this year, Caldolor was approved for sale in India. Cumberland is preparing for the launch of the brand with its partner for that market.

RediTrex Approval Submission

We recently completed preparation of the New Drug Application for the approval of our methotrexate product line. We will next complete the filing of the application to the FDA and await determination of acceptance of the submission for their review. This filing follows two meetings held with the FDA to discuss the approval pathway and requirements for the submission.

Ifetroban Phase II Studies

During the second quarter, we completed study enrollment for Portaban - the Company’s Portal Hypertension clinical program. Next steps for this program are to gather the data, evaluate, and report on top-line results from this multi-center study. We also continued to advance our Vasculan and Boxaban clinical pipeline programs, with patient enrollment progressing in each of those Phase II studies.

New CET Collaboration Agreement

At CET, we are working with a select group of academic research institutions located in the mid-south region of the U.S. These relationships enable CET to identify therapeutic compounds addressing poorly met medical needs and partner with university-based researchers to advance their scientific discoveries through pre-clinical development towards the market. CET contributes product design, development and other support services to help our collaborators bridge the gap between discovery and clinical investigation.

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

GEL Omeclamox-Pak Agreement

In March 2018, we reached agreement with Gastro-Entero-Logic LLC, ("GEL") to acquire the assets associated with Omeclamox-Pak including the product’s FDA approved New Drug Application, trademarks and other assets. As a result of this acquisition we will no longer be obligated to provide GEL with royalties or fees for overseeing the product’s manufacturing. As part of this transaction we will become responsible for maintaining the FDA approval and for overseeing the product’s packaging. The closing of this agreement is pending and targeted for the third quarter.

New Hospital Product Candidate

Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed the preclinical studies for a cholesterol reducing agent for use in the hospital setting. During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, a Phase II study has recently been initiated.

COMPETITION
The pharmaceutical industry is characterized by intense competition and rapid innovation. Our continued success in developing and commercializing pharmaceutical products will depend, in part, upon our ability to compete against existing and future products in our target markets. For more information see Part 1, Item 1, Business-Competition in our Annual Report on Form 10-K for the year ended December 31, 2017 which is incorporated by reference and has been updated as follows:

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table presents the unaudited interim statements of operations for the three months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
	2018	2017	Change
Net revenues	$10,163,724	$8,667,127	$1,496,597
Costs and expenses:
Cost of products sold	1,523,319	1,668,926	(145,607)
Selling and marketing	5,076,250	4,654,933	421,317
Research and development	1,450,390	1,080,426	369,964
General and administrative	2,334,223	2,353,140	(18,917)
Amortization	648,520	590,573	57,947
Total costs and expenses	11,032,702	10,347,998	684,704
Operating income (loss)	(868,978)	(1,680,871)	811,893
Interest income	149,706	69,481	80,225
Interest expense	(22,019)	(30,029)	8,010
Income (loss) before income taxes	(741,291)	(1,641,419)	900,128
Income tax (expense) benefit	(4,159)	(3,535,783)	3,531,624
Net income (loss)	$(745,450)	$(5,177,202)	$4,431,752

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30, 2018
	2018	2017	Change
Products:
Acetadote	$841,431	$1,723,984	$(882,553)
Omeclamox-Pak	89,952	377,470	(287,518)
Kristalose	3,203,743	2,901,440	302,303
Vaprisol	1,685,900	276,705	1,409,195
Caldolor	1,101,023	1,052,917	48,106
Ethyol	2,809,691	2,091,836	717,855
Totect	269,190	—	269,190
Other	162,794	242,775	(79,981)
Total net revenues	$10,163,724	$8,667,127	$1,496,597

Net revenues. Net revenues for the three months ended June 30, 2018 were $10.2 million compared to $8.7 million for the three months ended June 30, 2017, representing an increase of $1.5 million, or 17.3%. As detailed in the table above, five of our seven marketed products experienced increases in net revenue during the quarter: Kristalose, Vaprisol, Caldolor, Ethyol and Totect.

The increase in total net revenues from the prior year period was led by the increase in Vaprisol net revenue of $1.4 million and also included net revenue of $0.3 million for our newest brand, Totect, a $0.7 million increase in Ethyol revenue and a $0.3 million increase in Kristalose revenue compared to the second quarter of 2017.

Vaprisol revenue increased $1.4 million during the second quarter of 2018 when compared to the prior year period due to higher sales volumes. We experienced a temporary delay in receipt of new supplies of the product. During April 2018, the Vaprisol supply issue was resolved as we received new shipments from our manufacturer. This availability of new product supplies during the second quarter of 2018 resulted in increased sales volume.

The Company began shipments of Totect in July of 2017. During the three months ended June 30, 2018 we had $0.3 million in sales.

Ethyol revenue increased $0.7 million or 34% for the three months ended June 30, 2018 and benefited primarily by increased sales volume.

Kristalose revenue increased by $0.3 million during the second quarter of 2018 when compared to the prior year period. The product's net revenue was positively impacted by increased sales volumes and lower managed care and Medicaid rebates, resulting in improved net pricing for the product.

Omeclamox-Pak revenue decreased $0.3 million primarily due to lower sales volumes as well as increases in expired product sales returns during the period.

Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a $0.6 million decrease in revenue from our Authorized Generic when compared to the prior year period. The decrease in Acetadote net revenue from the prior year period is a result of increased competition.

Caldolor revenue increased for the three months ended June 30, 2018 primarily due to increased international sales revenue in the second quarter of 2018 compared to the second quarter of 2017. Domestic revenue of the brand grew primarily due to an increase in the products price.

Cost of products sold. Cost of products sold for the second quarter of 2018 decreased $0.1 million compared to the prior year period as a result of a change in the product sales mix. Cost of products sold, as a percentage of net revenues, improved to 15.0% during the three months ended June 30, 2018 compared to 19.3% during the three months ended June 30, 2017. This improvement in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the increase in our sales of Vaprisol, during the quarter compared to the prior year period.

Selling and marketing. Selling and marketing expense for the second quarter of 2018 increased $0.4 million compared to the prior year period. This increase was the result of additional royalties, related to increased product sales during the second quarter of 2018.

Research and development. Research and development costs for the second quarter of 2018 were $1.5 million, compared to $1.1 million for the same period last year. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our new product candidates. The $0.4 million increase was the result of additional investments in our ongoing clinical and manufacturing initiatives associated with our pipeline products as well as increases in our FDA fees.

General and administrative. General and administrative expense for the second quarter of 2018 was $2.3 million, compared to $2.4 million for the same period last year. The decrease from the prior year was primarily driven by decreases in consulting fees, professional fees and business development expenses. These decreases were offset by an increase in non-cash stock based compensation during the second quarter of 2018.

Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for both the three months ended June 30,

2018 and the three months ended June 30, 2017 totaled approximately $0.6 million.

Income taxes. Income tax expense for the three months ended June 30, 2018 was $4,159. As a percentage of income (loss) before income taxes, income tax expense was 0.6% for the three months ended June 30, 2018 compared to 215.4% for the three months ended June 30, 2017. The difference in effective tax rate during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is a result of recording a full valuation allowance of $3.5 million for our remaining deferred tax assets. This additional non-cash valuation allowance impacted our effective tax rate during the second quarter of 2017.

As of June 30, 2018, we have approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that have historically been used to significantly offset future income tax obligations. Since they were generated during 2009, we have utilized these net operating loss carryforwards to pay minimal income taxes. We will continue to pay minimal income taxes during 2018 and beyond, through the continued utilization of these net operating loss carryforwards, as we are able to achieve taxable income through our operations.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017
The following table presents the unaudited interim statements of operations for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017	Change
Net revenues	$18,751,329	$18,303,882	$447,447
Costs and expenses:
Cost of products sold	3,051,280	3,050,423	857
Selling and marketing	9,746,761	9,947,953	(201,192)
Research and development	3,325,329	1,978,789	1,346,540
General and administrative	4,664,504	4,463,373	201,131
Amortization	1,284,655	1,202,017	82,638
Total costs and expenses	22,072,529	20,642,555	1,429,974
Operating income (loss)	(3,321,200)	(2,338,673)	(982,527)
Interest income	232,200	122,016	110,184
Interest expense	(40,321)	(61,744)	21,423
Income (loss) before income taxes	(3,129,321)	(2,278,401)	(850,920)
Income tax (expense) benefit	(8,318)	(4,192,370)	4,184,052
Net income (loss)	$(3,137,639)	$(6,470,771)	$3,333,132

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2018	2017	Change
Products:
Acetadote	$2,115,741	$2,989,424	$(873,683)
Omeclamox-Pak	231,344	1,022,795	(791,451)
Kristalose	6,473,097	5,288,031	1,185,066
Vaprisol	1,779,790	961,253	818,537
Caldolor	2,140,771	1,865,944	274,827
Ethyol	5,065,764	5,758,644	(692,880)
Totect	681,964	—	681,964
Other	262,858	417,791	(154,933)
Total net revenues	$18,751,329	$18,303,882	$447,447
Net revenues. Net revenues for the six months ended June 30, 2018 were $18.8 million compared to $18.3 million for the six months ended June 30, 2017, representing an increase of $0.4 million, or 2.4%. As detailed in the table above, four of our seven marketed products experienced increases in net revenue during the period: Vaprisol, Kristalose, Caldolor and Totect.
Kristalose revenue increased by $1.2 million primarily as a result of increased sales volume during the six months ended June 30, 2018. The product's 22.4% increase in net revenue was primarily attributable to improved sales volume during the period.

Vaprisol revenue increased $0.8 million during the six months ended June 30, 2018 compared to the prior year period primarily due to increased sales volume. We experienced a temporary delay in receipt of new supplies of the product. During April 2018, the Vaprisol supply issue was resolved as we received new shipments from our manufacturer. This availability of new product supplies during the second quarter of 2018 resulted in increased sales volume during the period.

The Company began shipments of Totect in July of 2017. We had $0.7 million in sales during the six months ended June 30, 2018. The 2017 launch of Totect was positively impacted by a national shortage of dexrazoxane, resulting in strong initial demand for the product. Following our launch, supplies of dexrazoxane became available from competing suppliers, all with labeling for the cardiac indication. Totect is the only dexrazoxane available in the U.S. FDA approved for the extravasation indication.

Caldolor revenue experienced an increase of $0.3 million during the six months ended June 30, 2018 compared to the same period last year. This 14.7% increase in revenue in the six months ended June 30, 2018 compared to the prior year period resulted from increased international shipments, an increase in domestic sales volumes and an increase in the products price. The year over year net revenue increase was partially offset by lower expired product sales returns which positively impacted the six months ended June 30, 2017.

Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. During the six months ended June 30, 2018 the Acetadote net revenue decreased $0.9 million as a result of decreased sales volumes.

Ethyol revenue for the six months ended June 30, 2018 was $5.1 million, which is a decrease of $0.7 million from the six months ended June 30, 2017. The decrease was primarily the result of lower sales volume when compared to the prior year period, when wholesalers began to increase their inventory to meet hospital demand. The Ethyol shipments for the six months ended June 30, 2018 are consistent with the shipments experienced during the second half of 2017.

Omeclamox-Pak revenue decreased $0.8 million during the six months ended June 30, 2018 compared to the prior year. The decrease was primarily due to lower sales volumes as well as increases in expired product sales returns during the period.

Cost of products sold. Cost of products sold for the six months ended June 30, 2018 and six months ended June 30, 2017 were $3.1 million. Cost of products sold, as a percentage of net revenues were 16.3% compared to 16.7% during the prior year. The decrease in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.

Selling and marketing. Selling and marketing expenses for the six months ended June 30, 2018 were $9.7 million, compared to $9.9 million for the prior year period, representing a decrease of approximately $0.2 million. This decrease was primarily the result of lower promotional spending during the six months ended June 30, 2018 as 2017 required higher spending on development of marketing materials.

Research and development. Research and development costs for the six months ended June 30, 2018 were $3.3 million, compared to $2.0 million for the same period last year, representing an increase of approximately $1.3 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The increase was primarily the result of additional investment in our ongoing clinical initiatives associated with our pipeline products as well as increases in our FDA fees.

General and administrative. General and administrative expenses were $4.7 million for the six months ended June 30, 2018, compared to $4.5 million during the same period last year. The $0.2 million increase from the prior year was primarily driven by an increase in compensation and benefits, including non-cash stock based compensation.

Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2018 totaled approximately $1.3 million, which was an increase of $0.1 million over the prior year. The increase in amortization was attributable to additional product and license rights and capitalized patents.

Income taxes. Income tax expense for the six months ended June 30, 2018 totaled $8,318 compared to $4,192,370 in the six months ended June 30, 2017. As a percentage of income (loss) before income taxes, income taxes were 0.3% for the six months ended June 30, 2018 compared to 184.0% for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2017 was primarily impacted by a valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits as well as recording a full valuation allowance of $3.5 million for our remaining deferred tax assets. This additional non-cash valuation allowance impacted our effective tax rate during the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the amounts borrowed and available under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. We believe that our internally generated cash flows, existing working capital and our line of credit will be adequate to finance internal growth and fund capital expenditures for the foreseeable future.
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency notes and bonds, corporate bonds, and other marketable securities.  At June 30, 2018 and December 31, 2017, we had approximately $14.8 million and $4.7 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$35,906,655	$45,412,868
Marketable securities	14,803,349	4,672,476
Total cash, cash equivalents and marketable securities	$50,710,004	$50,085,344

Working capital (current assets less current liabilities)	$49,833,603	$50,990,102
Current ratio (multiple of current assets to current liabilities)	4.0	3.9

Revolving line of credit availability	$—	$2,200,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2018 and June 30, 2017:

	Six months ended June 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$1,029,675	$(1,090,995)
Investing activities	(10,737,490)	387,441
Financing activities	201,602	809,329
Net increase (decrease) in cash and cash equivalents	$(9,506,213)	$105,775
The net $9.5 million decrease in cash and cash equivalents for the six months ended June 30, 2018 was attributable to cash used in investing activities partially offset by cash provided by financing and operating activities. Cash provided by operating activities of $1.0 million was primarily impacted by changes in our working capital which provided net cash of $2.2 million, including net collections of accounts receivable of $2.6 million and non-cash expenses of depreciation and amortization and share-based compensation expense totaling $2.1 million. The generation of operating cash was offset by a net loss for the period of $3.1 million. Cash used in investing activities included net cash invested in marketable securities of $10.0 million and additions to intangibles of $0.6 million. Our financing activities included $2.2 million in net cash provided by borrowings under our line of credit offset by $2.0 million in cash used to repurchase shares of our common stock.
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

Debt Agreement

On July 31, 2017, we entered into a Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement"). The new agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank which was to expire on June 30,

2018. The Company had $12 million in borrowings under that agreement at June 30, 2018. The Pinnacle Agreement provides for an aggregate principal amount of up to $20 million and has a three-year term expiring on July 31, 2020. The initial revolving line of credit is up to $12 million with the ability to increase the borrowing amount up to $20 million, upon the satisfaction of certain conditions. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 6 to the accompanying unaudited condensed consolidated financial statements

Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. We achieved compliance with the Funded Debt Ratio covenant as of June 30, 2018 through the utilization of the covenant cure section of the Pinnacle Agreement. On August 14, 2018 we amended the Pinnacle Agreement ("Pinnacle Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the Pinnacle Amendment. We were in compliance with the Tangible Capital Ratio covenant as of June 30, 2018 and expect to maintain compliance with this covenant in future periods.

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2018 and 2017, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $14.8 million in marketable securities outstanding at June 30, 2018, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.1 million.

Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.

The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.8% at June 30, 2018). As of June 30, 2018, we had $12 million in borrowings outstanding under our revolving credit facility.

Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2018 and 2017. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures are considered effective to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
During the three months ended June 30, 2018, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the information regarding risk factors that appears in the 2017 Annual Report on Form 10-K under the section titled "Risk Factors."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
We currently have a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Exchange Act. In January 2016, our Board of Directors established the current $10 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock.
The following table summarizes the activity, by month, during the three months ended June 30, 2018:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	12,500		$6.67	12,500	$2,558,990
May	67,693		6.14	67,693	2,143,462
June	47,098	(2)	6.09	47,098	1,856,433
Total	127,291			127,291

(1) Shares repurchased by the Company under the share repurchase program established by our Board of Directors.

(2) Of this amount, 13,885 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 5. Other Information

For a discussion of the Pinnacle Amendment, see the section here entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources - Debt Agreement,” which is incorporated herein by reference.

Item 6. Exhibits

No.	Description

10.1*	Amendment to Revolving Credit Loan Agreement, by and between Pinnacle Bank and Cumberland Pharmaceutical Inc., dated August 14, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

August 14, 2018	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer