Form 10-K
period 2018-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2019-03-12
CIK 1087294

_________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates as of June 29, 2018 was $58,282,085. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 5, 2019 was 15,447,413.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2019 annual meeting of shareholders.
_________________________________________________________________________________________________________

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address unmet or poorly met medical needs.  We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to bring our medicines to patients in their countries.
Our portfolio of FDA approved brands includes:
•Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;
•Caldolor® (ibuprofen) Injection, for the treatment of pain and fever;
•Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;
•Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
•Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;
•Ethyol® (amifostine) Injection, for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer;
•Totect® (dexrazoxane hydrochloride) Injection, for emergency oncology intervention, to treat the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues); and
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections.
Our pipeline of product candidates includes:
•Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS");
•Boxaban® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");
•Vasculan® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis ("SSc") form of autoimmune disease;
•Portaban® (ifetroban) Injection and Oral Capsules, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and
•RediTrex™ (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis.

We have both product development and commercial capabilities and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
Cumberland's growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently market eight FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, through new indications, and through the support of select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Furthermore, we are supplementing these activities with the earlier stage drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with universities and other research organizations to identify and progress promising, new product candidates, which Cumberland has the opportunity to further develop and commercialize.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all material press releases, other filings and amendments to those reports as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission, (“SEC”). These filings are also available to the public at www.sec.gov.

PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Ethyol®	Radiation xerostomia and chemotherapy renal toxicity	Marketed
Totect®	Toxic chemotherapy extravasation	Marketed
Vibativ®	Serious bacterial infections	Marketed
Hepatoren®	Hepatorenal Syndrome	Phase II
Boxaban®	Aspirin-Exacerbated Respiratory Disease	Phase II
Vasculan®	Systemic Sclerosis	Phase II
Portaban®	Portal Hypertension associated with liver disease	Phase II
RediTrex™	Arthritis and psoriasis	Pre-approval

Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of the liver toxicity associated with acetaminophen poisoning. Acetadote, has been available in the United States since Cumberland's 2004 introduction of the product through our hospital sales force. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen continues to be a leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
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

In June 2013, the FDA approved updated labeling for Acetadote revising the product's indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance is now included for patients weighing over 100 kg, and new language has been added to alert health care providers that, in certain clinical situations, therapy should be extended for some patients.
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2018.
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
In 2015 we received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that study progressed in 2018.
In early 2018, we completed and filed the application for FDA approval of a next generation Caldolor product featuring an improved package and formulation. In April 2018, the FDA determined that the application was complete and notified us of their acceptance of the submission for review. There were then a number of communications with questions addressed through multiple amendments that were submitted to the application. On August 2, 2018, we received a complete response from the FDA outlining the additional information needed for the application’s approval. We held a teleconference with the FDA to discuss their additional requirements. In September 2018, the Company submitted an amendment to our application containing additional quality and nonclinical data. As noted in the "Subsequent Events" section of this Item, the application was subsequently approved by the FDA.

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
Using the preference data as a cornerstone of our marketing efforts, we repositioned the brand in early 2014. The marketing strategy which continued in 2018 included an enhanced patient coupon program and expanded managed care coverage for the product.
We added a co-promotion partner to provide support for the brand in 2017. Poly Pharmaceuticals is promoting Kristalose to physician targets not covered by our field sales forces. In 2018 we added another co-promotion partner, 2R Pharmaceuticals who is repackaging Kristalose and featuring it with additional new physician targets.
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
While there are competing combination products, Omeclamox-Pak is one of the few actively marketed brands for this condition. In addition, compared to the competitors, Omeclamox-Pak involves the lowest pill burden and fewest days of therapy. Our involvement with Omeclamox-Pak began in October 2013, through a co-promotion agreement with Pernix Therapeutics ("Pernix"). In November 2015, Cumberland entered into an exclusive license and supply agreement with Gastro-Entero Logic, LLC (“GEL”), assumed full commercial responsibility for Omeclamox-Pak in the United States, and concluded our agreements with Pernix. Cumberland became responsible for the distribution, national accounts and all sales promotion of Omeclamox-Pak under the GEL agreement.
In December 2018, we closed on an agreement with GEL to acquire all remaining assets associated with Omeclamox-Pak including the Product’s FDA-approved New Drug Application, the domestic and international trademarks. The closing of this transaction ended Cumberland’s payments of royalties and manufacturing fees to GEL, and we assumed responsibility for the maintenance of the Product’s FDA approval and for the oversight of the Product’s manufacturing and packaging.
Our field sales force promotes Omeclamox-Pak to the gastroenterology market segment, which accounts for the largest component of the prescriber base for this product. We supplement this personal promotion through telemarketing campaigns to expand the support and use of the product. We have also established a series of contracts to provide managed care coverage for Omeclamox-Pak.

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
We re-launched active promotion of the brand during the middle of 2014 utilizing our hospital sales force supported by a series of marketing initiatives. In late 2017, we encountered delays in manufacture and supply of the product which impacted its sales until the second quarter of 2018 when new inventory arrived. We then restocked the distribution channels for Vaprisol and increased our inventory level of the brand.
Ethyol®
In May 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize Ethyol in the United States. Ethyol is an FDA approved cytoprotective drug containing amifostine for injection. It is indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States.
In late 2016, we began distribution of Ethyol for injection to wholesalers within the United States and launched national promotional support for the brand by our hospital sales division.
 In early 2018, we announced a publication in Leukemia and Lymphoma, with study results showing that amifostine decreases gastro-intestinal toxicity in patients who receive treatment for their multiple myeloma. In September 2018 the Company announced a publication in Lung Cancer: Targets and Therapy of a contemporary retrospective study showing that subcutaneous amifostine administered before radiotherapy postponed the onset of acute esophagitis in stage three small cell lung cancer patients treated with concomitant doublet chemotherapy and hyperfractionated radiotherapy.
Totect®
In January 2017, we announced an exclusive agreement with Clinigen to commercialize the oncology support drug, Totect in the United States. It is an FDA approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
In late July 2017, we initiated distribution and sale of Totect (dexrazoxane hydrochloride) in the United States. This followed the FDA approval of the updated labeling and product manufacturer for the product. In late September 2017, we announced the launch of Totect promotion in the United States.
We launched Totect during a national shortage of dexrazoxane in late 2017, resulting in strong initial demand for the product. During 2018 a number of competitive products returned, reducing Totect’s share of the market.

Vibativ®
In November 2018, the Company announced an agreement with Theravance Biopharma ("Theravance") to acquire the Vibativ assets from Theravance and assume global responsibility for Vibativ including the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Immediately after the closing, we initiated shipments of Vibativ and assumed responsibility for the supply chain and distribution of the product in the U.S. Vibativ is supported by our hospital sales division.
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
Top line results from this study indicated that Hepatoren was overall well tolerated in the HRS patients with no safety concerns noted. We have filed the results from this study with the FDA and began evaluating the design for a follow-on Phase II efficacy study. During 2018 we decided to await results from our other Phase II ifetroban studies before determining the strategy for the best path to approval for ifetroban, our first new chemical entity.
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
In early 2017, the FDA cleared Cumberland’s investigational new drug (“IND”) application for the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study progressed in 2018 at a growing number of allergy and asthma centers across the United States.

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
The FDA has cleared our IND to evaluate the safety and efficacy of Vasculan in patients with SSc. As a result, we initiated a Phase II multicenter study in thirty-four SSc patients. Enrollment in this randomized, placebo controlled trial progressed at several scleroderma centers of excellence in the United States during 2018.
Portaban®
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension ("PH") associated with chronic liver disease. Preclinical studies have shown ifetroban can reduce portal pressure, inflammation, and fibrosis in multiple models of liver injury.
The FDA cleared our IND for a clinical development program evaluating Portaban in thirty patients with PH. Following that clearance, a multicenter Phase II study was initiated. During 2018 enrollment in this randomized, placebo controlled study was completed.
This study was primarily designed to evaluate the safety of ifetroban treatment in this population and was not powered for any efficacy measurement. An initial review of the data from the study shows ifetroban was safe and well tolerated with no unexpected safety findings.
We also measured hepatic venous pressure. Patients enrolled had a greater degree of variability than expected in their hepatic venous pressure gradient, therefore no definitive conclusions could be made on the impact of ifetroban on modulating that gradient. A full analysis of the data to include biomarkers and exploratory endpoints is ongoing. We will now await results from our other Phase II ifetroban studies before deciding on the best path for approval for ifetroban, our first new chemical entity.
RediTrex™
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
 During late 2018, we completed the submission and filed with the FDA a New Drug Application for the approval of our methotrexate product line. This filing follows two meetings held with the FDA to discuss the approval pathway and requirements for the submission. As noted in the "Subsequent Event" section of this Item, the FDA subsequently determined that the application was complete and ready for their review.

OUR STRATEGY
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market eight FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the early stage drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:
Support and expand the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. We will continue to explore opportunities for label expansion to bring our products to new patient populations. We have secured pediatric approval, expanding the labeling for both our Acetadote and Caldolor brands.
Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ represents our largest product acquisition.
Progress clinical pipeline and incubate future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities. Our ifetroban Phase II development programs represent the implementation of this strategy. At CET, we are supplementing our acquisition and late-stage development activities with the early-stage drug development activities. CET partners with universities and other research organizations to develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize. We expanded our network of University collaborations with the addition of Louisiana State University and the Medical University of South Carolina.
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance the opportunity for our brands. Our recent co-promotion partnership with Poly Pharmaceuticals, Inc. allows us to expand current promotional support for Kristalose across the United States.
Build an international contribution to our business. We have established our own commercial capabilities, including two sales divisions to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.
We will continue to develop and expand our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
Manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins, and a strong balance sheet. We use excess cash flow for our ongoing share repurchase program.

SALES AND MARKETING
Our sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing professionals manage our dedicated hospital and gastroenterology sales forces, including approximately 50 sales representatives and district managers, direct our national marketing campaigns and maintain key national account relationships.
Hospital market: We promote Caldolor, Vaprisol, Acetadote, Ethyol, Totect and Vibativ through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
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
We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons, and product sampling. We also regularly attend select medical meetings and trade shows to expand the awareness of our products.
Our national accounts function is responsible for key large buyers and related marketing programs. National accounts maintains relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2018:

2018

Customer 1	26%
Customer 2	24%
Customer 3	25%
Customer 4	11%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Registration
GerminMED	Caldolor	Qatar and Arabian Peninsula	Registration
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and South America	Development
Gloria Pharmaceuticals Co. Ltd.	Caldolor & Acetadote	China and Hong Kong	Development
R-Pharm JSC	Vibativ	Russia	Marketed
Hikma Pharmaceuticals	Vibativ	Arabian Gulf	Registration
MegaPharma Ltd	Vibativ	Isreal and Palestine	Marketed

Our international commercialization agreements include a license to one or more Cumberland products for a specific territory as noted in the table above. We seek partners who have the local infrastructure to support the registration and commercialization of our products in their territory.
Under the terms of our agreements our partners are responsible for:
•Seeking regulatory approvals for the products;
•Launching the brand;
•Managing the ongoing marketing, sales and product distribution;
•Addressing the ongoing regulatory requirements in the international territories;
•Remitting any upfront, regulatory and sales milestone payments;
•Providing the transfer price for supplies of product; and
•Calculating and paying any royalties, as applicable.
Our responsibilities include:
•Providing a dossier of relevant information to support product registration;
•Maintaining our intellectual property associated with the product;
•Sharing our marketing strategy, experience and materials for the brand; and
•Manufacturing and providing finished product for sale.
During 2018 Caldolor was approved for use in India.  We also worked to support our existing international partners and to identify new companies to represent our products in select additional territories. During 2018 we reached an understanding with Teligent Pharmaceuticals Inc to end our license for Caldolor in Canada following Teligent’s acquisition of our previous partner for that market. Also, during 2018, we began the transition with Theravance for the Vibativ license arrangements for several international markets.

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
Clinical development
Our clinical development personnel are responsible for:
•creating clinical development strategies;
•designing, implementing and monitoring our clinical trials; and
•creating case report forms and other study-related documents.
Regulatory and quality affairs
Our internal regulatory and quality affairs team is responsible for:
•preparing and submitting INDs for clearance to begin patient studies;
•preparing and submitting NDAs and fulfilling post-approval marketing commitments;
•maintaining investigational and marketing applications through the submission of appropriate reports;
•submitting supplemental applications for additional label indications, product line extensions and manufacturing improvements;
•evaluating regulatory risk profiles for product acquisition candidates, including compliance with manufacturing, labeling, distribution and marketing regulations;
•monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices ("GMPs"), Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), and performing periodic audits of such vendors; and
•maintaining systems for document control, product and process change control, customer complaint handling, product stability studies and annual drug product reviews.
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

CLINICAL DEVELOPMENT AND STUDY RESULTS
Ethyol Study
In January 2018, we announced a new publication in Leukemia and Lymphoma, with results from an investigator initiated study showing that amifostine decreases gastro-intestinal (GI) toxicity in patients who receive treatment for their multiple myeloma.
Omeclamox-Pak Study
In March 2018, the Company announced a publication of an open access article in Infection and Drug Resistance, with results demonstrating an 85% eradication rate of Helicobacter pylori (H. pylori) infection using clarithromycin-based triple therapy.
New Caldolor Clinical Data
In October 2018, Cumberland announced two favorable Caldolor study publications, adding to the growing library of literature supporting the brand. An investigator initiated study at The Ohio State Wexner Medical Center, published in the journal Frontiers in Surgery, revealed more effective pain control and opioid-sparing activity with Caldolor when compared to ketorolac in patients undergoing arthroscopic knee surgery.

Additionally, an investigator initiated trial conducted at Tufts University School of Dental Medicine and published online in the Journal of Oral and Maxillofacial Surgery, concluded that preemptive analgesia with Caldolor (IV ibuprofen) is more effective than Ofirmev® (IV acetaminophen) in reducing post-surgical pain and opioid use.
Caldolor Pediatric Study
We previously received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that multi-center study progressed in 2018.
Ifetroban Phase II Studies
During 2018, we completed study enrollment for Portaban - the Company’s Portal Hypertension clinical program. Thirty patients were enrolled in a randomized, double-blind, placebo-controlled pilot study to assess ifetroban for the treatment of portal hypertension in cirrhotic patients. This study was primarily designed to evaluate the safety of ifetroban treatment in this population and was not powered for any efficacy measurement.
An initial review of the data from the study shows ifetroban was safe and well tolerated with no unexpected safety findings. We also measured hepatic venous pressure. Patients enrolled had a greater degree of variability than expected in their hepatic venous pressure gradient, therefore no definitive conclusions could be made on the impact of ifetroban on modulating that gradient. A full analysis of the data to include biomarkers and exploratory endpoints is ongoing. We will now await results from our other Phase II ifetroban studies before deciding on the best path for approval of our first new chemical entity. We also continued to advance our Vasculan and Boxaban clinical pipeline programs, with patient enrollment progressing in each of those Phase II studies
 New Hospital Product Candidate Study
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed the preclinical studies for a cholesterol reducing agent for use in the hospital setting.
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, in 2018 a Phase II study was initiated.

BUSINESS DEVELOPMENT
Since inception, we have had an active business development program focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source business development opportunities through our international network of advisory firms and individual pharmaceutical industry and medical advisors. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a list of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus, employing a variety of transaction structures. Our additions of Omeclamox-Pak, Vaprisol, Ethyol, Totect and Vibativ reflect our business development process and follow our selection criteria.
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
Poly Co-Promotion Agreement
In 2017, we entered into a co-promotion arrangement with Poly Pharmaceuticals, Inc. (“Poly”) for our Kristalose product. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians called upon with Kristalose.

2R and Foxland Agreements
During 2018, we entered into another co-promotion arrangement related to our Kristalose product. We have agreements with 2R Investments, LLC and with Foxland Pharmaceuticals, Inc. to package, distribute and promote an authorized generic form of our Kristalose product to physician targets that we do not cover. Cumberland continues to manage the regulatory activities associated with the product.
CET Collaboration Agreements
Through CET, we collaborate with a select group of academic research institutions located in the mid-south region of the U.S. CET is collaborating with Vanderbilt University, the University of Mississippi, the University of Tennessee Research Foundation, Louisiana State University, and the Medical University of South Carolina to identify, co-develop and seek grant funding for promising biomedical technologies emerging from those research institutions.
These arrangements enable CET to team with university-based researchers to advance their scientific discoveries and breakthroughs by designing new product candidates to improve patient care and address unmet medical need.
MANUFACTURING AND DISTRIBUTION
Manufacturing
 We partner with third parties for certain non-core, capital-intensive capabilities, including the manufacturing and distribution of our products. We manage these third-party relationships and are responsible for the quality review and release of each lot of our products.

Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2018 we obtained commercial supplies from two of these manufacturers for our international and domestic Caldolor requirements.
Acetadote®
For Acetadote we have agreements with two manufacturers, and one manufacturer provided commercial supplies of the product during 2018.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also have manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2018.
Omeclamox-Pak®
Prior to our asset purchase agreement with GEL that closed in December 2018, GEL managed the packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we assumed responsibility for the packaging and supply of the product.
Vaprisol®
As part of the acquisition of Vaprisol, we purchased a significant existing supply of raw material inventory. In addition, as part of that transaction, we were assigned a commercial supply agreement with the historical Vaprisol manufacturer. In 2018, the manufacturer informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is expected to provide us with a multi-year supply. Therefore, we are evaluating alternatives for a new manufacturer to provide us with long term supplies of the product.

Ethyol®
Under our Ethyol agreement, Clinigen is responsible for the supply of the product and has provided commercial inventory for Cumberland to package and distribute. Clinigen is in the process of establishing a new manufacturer for long term supplies of the product.
Totect®
As part of the Totect agreement, Clinigen is also responsible for overseeing the manufacture of the product and has provided commercial supplies for us to package and distribute.
Vibativ®
Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacture of the product and are in the process of completing the transfer of the product’s manufacturing activities to a new supplier.
Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. Cardinal Health has exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.

CORPORATE DEVELOPMENT
Cumberland Foundation
In December 2017 we formed the Cumberland Pharma Foundation (the "Foundation") to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as an independent, nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors was initially comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
We provided a grant of 50,000 shares of our common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation will maintain independent financial statements and its contributions will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation are expected to equal approximately 5% of the Foundation’s total holdings, which is consistent with the historic level of contributions made by Cumberland Pharmaceuticals.
Cumberland Health and Wellness Political Action Committee
In November 2017 we formed the Cumberland Health and Wellness Political Action Committee (PAC). The objective of the PAC is to support candidates and policies that are consistent with Cumberland’s mission of advancing patient care. The PAC’s activities will be at the local, state and federal level and conducted in a bi-partisan manner. The initial committee membership is comprised of Cumberland Pharmaceuticals employees. The PAC received initial funding from us and future funding will include voluntary individual contributions from Cumberland Pharmaceuticals directors and employees.

SUBSEQUENT EVENTS
Next Generation Caldolor Product
In January 2019, the FDA approved our application of our next generation Caldolor (ibuprofen) injection product. In February 2018, Cumberland completed and filed with the FDA an application for approval. The product features a new, patented formulation in a more convenient to use package.
RediTrex Submission
In January 2019, we received notification from the FDA setting September 2019 as the Prescription Drug User Fee (“PDUFA”) action date for an approval decision regarding the New Drug Application (“NDA”) for our methotrexate product line. Our new line of methotrexate products is designed for the treatment of adult and pediatric patients with rheumatoid arthritis, as well as adults with psoriasis. The NDA was accepted for filing by the FDA in early January, following its submission to the FDA in November 2018.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPRIETARY RIGHTS
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
During the third quarter of 2015, we obtained four additional patents for Caldolor. On July 7, 2015, the USPTO issued U.S. Patent number’s 9,072,710 (the “710 Caldolor Patent”) and 9,072,661 (the “661 Caldolor Patent”) which are assigned to us. The claims of the 710 Caldolor Patent and the 661 Caldolor Patent include composition and methods of treating pain, inflammation and fever using intravenous ibuprofen. These Caldolor Patents are scheduled to expire in March 2032. On August 25, 2015, the USPTO issued U.S. Patent number 9,114,068 (the “068 Caldolor Patent”) which is assigned to us. The claims of the 068 Caldolor Patent include methods of treating pain using intravenous ibuprofen.
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
On March 29, 2016, the USPTO issued U.S. Patent number 9,295,639 (the "639 Caldolor Patent") which is assigned to us. The claims of the 639 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. Following its issuance, the 639 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029.
On May 16, 2017, the USPTO issued U.S. Patent number 9,649,284 (the "284 Caldolor Patent") which is assigned to us. The claims of the 284 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. Following its issuance, the 284 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor which are pending with the USPTO.

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
Vibativ®
We own numerous U.S. patents and related international patents for Vibativ. These patents were acquired in our November 2018 acquisition of certain product rights, intellectual property and related assets of Vibativ from Theravance. Eleven Vibativ patents are listed in the FDA Orange Book. U.S. Patent number 7,531,623 (the “623 Vibativ Patent”) is scheduled to expire in January 2027 and includes composition of matter claims that encompass the Vibativ drug substance as well as methods for preparing the Vibativ drug substance.
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

COMPETITION
The pharmaceutical industry is characterized by intense competition and rapid innovation. Our continued success in developing and commercializing pharmaceutical products will depend, in part, upon our ability to compete against existing and future products in our target markets. Competitive factors directly affecting our markets include but are not limited to:
•product attributes such as efficacy, safety, ease-of-use and cost-effectiveness;
•brand awareness and recognition driven by sales, marketing and distribution capabilities;
•intellectual property and other exclusivity rights;
•availability of resources to build and maintain developmental and commercial capabilities;
•successful business development activities;
•extent of third-party reimbursements; and
•establishment of advantageous collaborations to conduct development, manufacturing or commercialization efforts.
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
Acetadote®
Acetadote is our injectable formulation of NAC for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC including, but not limited to, Geneva Pharmaceuticals, Inc., Bedford Laboratories division of Hikma Pharnaceuticals, Roxane Laboratories, Inc., InnoPharma Inc. and Hospira Inc.
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

Caldolor®
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital setting. A variety of other products address the acute pain market:
•Morphine, the most commonly used product for the treatment of acute, post-operative pain, is manufactured and distributed by several generic pharmaceutical companies;
•Other generic injectable opioids, including fentanyl, meperidine and hydromorphone, address this market;
•Ketorolac (brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;
•Ofirmev®, an injectable acetaminophen product is sold by Mallinckrodt plc;
•Exparel®, a bupivacaine delivery platform sold by Pacira Pharmaceuticals, Inc.; and
We are aware of other product candidates in development to treat acute pain including injectable NSAIDs, novel opioids, new formulations of existing therapies and extended release anesthetics. We believe non-narcotic analgesics for the treatment of post-surgical pain are the primary potential competitors to Caldolor.
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
Kristalose®
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are:
•Amitiza®, an oral product indicated for the treatment of chronic idiopathic constipation in adults, is sold by Sucampo Pharmaceuticals Inc. and Takeda Pharmaceutical Company Limited;
•MovantikTM, an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain;
•Linzess®, an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is sold by Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc; and
•Generic and branded liquid lactulose products are marketed by a number of pharmaceutical companies.
There are several hundred OTC products used to treat constipation marketed by numerous pharmaceutical and consumer health companies. MiraLax (polyethylene glycol 3350), previously a prescription product, was indicated for the treatment of constipation and manufactured and marketed by Braintree Laboratories, Inc. Under an agreement with Braintree, Schering-Plough introduced MiraLax as an OTC product in February 2007. Recently, the FDA rescinded the approval of prescription polyethylene glycol 3350 products.

Omeclamox®-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It combines three well-known and widely prescribed medications packaged together for patient convenience: omeprazole, clarithromycin, and amoxicillin. The three individual components of Omeclamox-Pak are also available from other suppliers through three separate prescriptions.
While there are several competitor products, Omeclamox-Pak is one of the two actively marketed products for this condition. In addition, compared to the competing products, Omeclamox-Pak has the lowest pill burden, fewest days of therapy and convenient twice daily dosing. The prescription combination products, indicated for treatment of H. pylori, which we believe are our primary competitors are:
•PrevPac®, an oral product sold by Takeda Pharmaceutical Company. There are also approved generic versions of PrevPac;
•Pylera®, an oral product sold by Allergan plc; and
•Helidac®, an oral product sold by Prometheus Therapeutics.
Vaprisol®
Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment. The other competing product is Samsca, an oral product sold by Otsuka Pharmaceutical Company.

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
Vibativ®
Effective November 12, 2018, Cumberland acquired the worldwide rights to Vibativ (telavancin) from Theravance Biopharma.
Vibativ is a potent, once-daily, injectable antibiotic for the treatment of certain gram-positive infections. Vibativ is approved for the treatment of complicated skin and skin structure infections and hospital-acquired or ventilator-associated bacterial pneumonia caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. There are several generic and branded antibiotics that compete for these indications.
The major generic competitors are vancomycin, linezolid, and daptomycin. Vancomycin is by far the most widely used agent. Newer branded agents are also available including:
•Teflaro (ceftaroline fosamil) sold by Allergan
•Dalyance (dalbavancin) sold by Allergan
•Orbactiv (oritavancin) sold by Melinta
Antibiotic drug selection is based both on an empiric and susceptibility proven basis. In the hospital setting, cost is an important factor which favors the use of generic agents as long as they are effective. Newer agents are often reserved for two reasons: they are valuable in the treatment of patients that fail to respond to generics and it is considered good practice to conserve the use of these agents to reduce the risk of resistance.

GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the needed market approvals for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. In the U.S., the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act, ("FDCA"), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applicaiton ("NDAs") or biologics license applications, ("BLAs"), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We, our manufacturers and contract research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, (OSHA), the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.
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
The progression to drug approval begins before FDA involvement. First, scientists work in the laboratory to discover and develop a new compound. Next, basic questions on safety are answered by nonclinical testing with animals and then, a drug or biotechnology company develops a prototype drug. That company must seek clearance from the FDA by way of an IND application to test the product with human subjects. Those tests, called clinical trials, are carried out sequentially in Phase I, II, and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analysis in an NDA. The FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identity, strength, quality, and purity.
The FDCA and associated regulations detail the requirements at each step. The FDA uses a few special mechanisms to expedite drug development and the review process when a drug might address an unmet need or a serious disease or condition. Those mechanisms include accelerated approval, fast track and priority reviews and the newer designation, breakthrough therapy.
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
The FDA requires that clinical trials be conducted in accordance with the FDA's Good Clinical Practice GCP requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The institutional review board ("IRB"), or ethics committee (outside of the U.S.), of each clinical site generally must approve the clinical trial design and patient informed consent and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
The results of the nonclinical and clinical trials, together with detailed information on the manufacturing and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60-day validation review period before it is accepted for filing.
If the NDA is found to be incomplete, it will not be accepted. Once the NDA is validated and accepted for filing, the FDA begins an in-depth review of the NDA.
Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA VI - effective October 1, 2017), the FDA has a target timeline of 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA will issue an approval letter. Priority Review is reserved for drugs that represent a “significant improvement in safety or efficacy” over existing treatments and FDA endeavors to complete these reviews in six months.
If the NDA meets with FDA approval, a letter will be sent out indicating approval and final labeling recommendations. If not, a Complete Response letter will be sent to applicants indicating that the review cycle for an application is complete and that the application is not ready for approval. The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. FDA reported that NDAs showed a steadier increase with the percentage of first-cycle approval letters rising from 31% for FY 2000 applications to 91% for FY 2017 applications. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.
Section 505(b) New Drug Applications
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
Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs which have a new dosage form, strength, route of administration, formulation or indication or combination drugs. Marketing exclusivity for a 505(b)(2) submission is three years. Both 505 (b)(1) and (b)(2) are eligible for seven years of exclusivity for orphan drugs and/or six months for pediatric exclusivity. Any marketing exclusivity is independent of patent exclusivity. We successfully secured FDA approvals for Acetadote in January 2004 and for Caldolor in June 2009 pursuant to the 505(b)(2) pathway.

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

Physician Payments Sunshine Act: The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, or Sunshine Act, which require manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS, for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have collected data regarding reportable transfers of value and have reported such data to CMS. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.
Medicaid Rebate Rate: We currently provide rebates for products sold to Medicaid beneficiaries.
Product Serialization: In November of 2013, the FDA passed the Drug Supply Chain Security Act (DSCSA). The DSCSA was created to strengthen the security of the drug distribution supply chain by adding controls such as a national pharmaceutical track and trace system and establishing national standards for licensing of prescription drug wholesale distributors and third-party logistics providers. DSCSA requires trading partners, including manufacturers, repackagers, wholesale distributors and dispensers to provide transaction information to subsequent purchasers for certain prescription drugs. We have taken necessary steps to implement this program and are in compliance with all requirements by the November 2018 deadline.
21st Century Cures Act: The 21st Century Cures Act (Cures Act), signed into law on December 13, 2016, is designed to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. The law builds on FDA's ongoing work to incorporate the perspectives of patients into the development of drugs, biological products, and devices in FDA's decision-making process. Cures enhances FDA's ability to modernize clinical trial designs and clinical outcome assessments, which will speed the development and review of novel medical products, including medical countermeasures.
Specifically, the Cures Act enables us to work with FDA in the development of new biomarkers, clinical outcome assessments, surrogate endpoints, and patient reported outcomes. It allows for the use of data summaries rather than full clinical trials for approval and the use of real world evidence to support approval of new indications of approved medical products, or to help satisfy post-approval study requirements for marketed products.
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
If we amend the NDA for an FDA approved product, such as adding safety or efficacy labeling claims, promoting those new claims, making certain manufacturing changes or product enhancements, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved.
Securing FDA approval for new indications, product enhancements, and manufacturing and labeling changes may require us to conduct additional clinical trials under FDA's IND regulations. Even if such studies are conducted, they are still subject to the same requirements and timelines as an original NDA.
The FDA continuously gathers information about possible adverse reactions to the products it has approved for use. The FDA requires all manufacturers to report adverse events. It also provides a procedure for consumers and physicians to voluntarily report their concerns about drugs. The agency collects those reports through MedWatch and uses its FDA Adverse Event Reporting System (FAERS) to store and analyze them. Because some events may occur after the use of a drug for reasons unrelated to the product, the FDA reviews the events to assess which ones may indicate a problem with that particular drug. They then use information gleaned from the surveillance data to determine a course of action. They might recommend a change in drug labeling to alert users to a potential problem, or, perhaps, to require the manufacturer to study the observed association between the drug and the adverse event.

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
EMPLOYEES
As of December 31, 2018, we had 80 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.

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
A number of factors may impact the effectiveness of our marketing and sales activities and the demand for our products, including:
•Changes in intellectual property protection available for our products or competing treatments;
•Any unfavorable publicity concerning us, our products, or the markets for these products such as information concerning product contamination or other safety issues in any of our product markets, whether or not directly involving our products;
•Perception by physicians and other members of the healthcare community of the safety or efficacy of our products or competing products;
•Regulatory developments related to our marketing and promotional practices or the manufacture or continued use of our products;
•The prices of our products relative to other drugs or competing treatments;
•The impact of current or additional generic competitors;
•The availability and level of third-party reimbursement for sales of our products; and
•The continued availability of adequate supplies of our products to meet demand.
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
We currently market and sell eight products: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, Ethyol, Totect and Vibativ. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
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

If any manufacturer or partner we rely upon fails to supply our products in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.
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
Caldolor: We have agreements with three manufacturers for the commercial supply of Caldolor and two of the three suppliers have manufactured inventory under these agreements. We obtained commercial supply from two of these manufacturers during 2018 for both our international and domestic Caldolor markets. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Acetadote: During the fourth quarter of 2014, we entered into a three-year agreement with a U.S. based manufacturer to supply our Acetadote product. We transferred the Acetadote manufacturing process to this supplier and we have received and sold commercial units from this supplier since 2015. During 2017, we extended the relationship with the supplier into 2022. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
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

Omeclamox-Pak: Based on our agreement with GEL, effective in November 2015, GEL had managed the manufacture, packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we will now oversee packaging of the product and transition those activities to a U.S. based manufacturer. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
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
Ethyol: As part of the Ethyol transaction, we are provided with a commercial supply of the product from Clinigen Group Plc. Clinigen has continued to supply commercial inventory of Ethyol to Cumberland under this agreement. We understand that Clinigen is in the process of registering a new Ehtyol manufacture with the FDA.  If Clinigen is unable to secure FDA approval for the new manufacture and supply additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Totect: As part of the Totect transaction, we were provided with a commercial supply of the product from Clinigen Group Plc. Clinigen has continued to supply commercial inventory of Totect to Cumberland under this agreement. If Clinigen is unable to supply additional marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Vibativ: Under our Vibativ agreement, we acquired a multi-year supply of inventory. We are now responsible for the ongoing manufacture of the product and will complete the transition already underway to a new manufacturer. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
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
We have no control over our manufacturers’ compliance with these regulations and standards. If our third-party manufacturers do not comply with these requirements, we could be subject to:
•Fines and civil penalties;
•Suspension of production or distribution;
•Suspension or delay in product approval;
•Product seizure or recall; and
•Withdrawal of product approval.
We are dependent on a variety of other third parties. If these third parties fail to perform as we expect, our operations could be disrupted and our financial results could suffer.
We have a relatively small internal infrastructure. We rely on a variety of third parties, in addition to our manufacturers, to help us operate our business. Other third parties on which we rely include:
•Cardinal Health Specialty Pharmaceutical Services, a logistics and fulfillment company and business unit of Cardinal, which bills for, collects, warehouses and ships our marketed products; and

•Vanderbilt University, Gloria and the Tennessee Technology Development Corporation, co-owners with us of CET, and the universities that collaborate with us in connection with CET's research and development programs.
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
Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. The regulatory approval process in the United States exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development.  After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version.  In addition, legislation enacted in most U.S. states allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Governmental and private healthcare payors also emphasize substitution of branded pharmaceuticals with less expensive generic equivalents.  Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending.  As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent.  Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable.  In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements. Competition from generic equivalents could result in a decrease in revenues of our branded pharmaceuticals or result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.
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
We acquired rights our products and our product candidates. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or pre-clinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
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
We added five marketed products to our portfolio of brands, roughly one brand per year, beginning in late 2013 through late 2018. If we are unable to continue to optimize our sales of our brands or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.
Our Hepatoren, Boxaban, Vasculan, Portaban, and RediTrex product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren, Boxaban, Vasculan, Portaban, and RediTrex product candidates. Hepatoren (intravenous ifetroban) is used to treat hepatorenal syndrome ("HRS"), Boxaban (oral ifetroban) is used to treat aspirin exacerbated respiratory disease ("AERD"), Vasculan (oral ifetroban) is for the treatment of systemic sclerosis ("SSc"), Portaban (injection and oral ifetroban) is for the treatment of portal hypertension associated with liver disease, and methotrexate (injection) is used to treat active rheumatoid, juvenile idiopathic and severe psoriatic arthritis as well as severe disabling psoriasis. However, none of these products have been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development.
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
As we grow, we may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our products. This risk would be accentuated if we acquire products in areas outside of our current focus areas since our sales forces specialize in our existing areas. If we are unable to expand our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to commercialize our products and product candidates, we will need to contract with third parties to market and sell our products. We must train our employees on proper regulatory compliance, including, but not limited to, “fair balance” promotion of our products and anti-kickback laws. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may not be able to increase our product revenue, may generate increased expenses and may experience regulatory compliance issues.
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
We sell most of our products to large pharmaceutical wholesalers, who in turn sell to hospitals, surgery centers and retail pharmacies. The distribution network for pharmaceutical products has become increasingly consolidated in recent years. Further consolidation or financial difficulties could also cause our customers to reduce the amounts of our products that they purchase, adversely impacting our business, financial condition and results of operations.
Our CET joint initiative may not result in our gaining access to commercially viable products.
Our CET joint initiative with Vanderbilt University, Gloria and Tennessee Technology Development Corporation is designed to help us investigate, in a cost-effective manner, early-stage products and technologies. However, we may never gain access to commercially viable products from CET for a variety of reasons, including:
•CET investigates early-stage products, which have risk of failure prior to FDA approval and commercialization;
•In some programs, we do not have pre-set rights to product candidates developed by CET. We would need to agree with CET and its collaborators on the terms of any product licensed or acquired by us;
•We rely principally on government grants to fund CET’s research and development programs. If these grants were no longer available, we or our co-owners might be unable or unwilling to fund CET operations at current levels or at all;
•We may become involved in disputes with our co-owners regarding CET policy or operations, such as how best to deploy CET assets or which product opportunities to pursue. Disagreement could disrupt or halt product development; and
•CET may disagree with one of the various universities with which CET is collaborating on research. A disagreement could disrupt or halt product development.
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
As of December 31, 2018, we had 79 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
We face an inherent risk of product liability lawsuits related to the testing of our product candidates and the commercial sale of our products. An individual may bring a liability claim against us if one of our product candidates or products causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Liability claims may result in:
•Decreased demand for our products;
•Injury to our reputation;
•Withdrawal of clinical trial participants;
•Significant litigation costs;
•Substantial monetary awards to or costly settlement with patients;
•Product recalls;
•Loss of revenue; and
•The inability to commercialize our product candidates.
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

We may develop internationally and license our products globally; therefore, we may have an increased exposure to foreign regulatory requirements and fluctuations in foreign currency exchange rates.

While we currently have only obtained regulatory approval to market our products in the United States, in the future we may seek global opportunities for our products and to develop product candidates internationally in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability or sanctions in areas in which we operate;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•regulations related to customs and import/export matters (including sanctions);
•tax issues, such as tax law changes and variations in tax laws;
•challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;
•complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;
•competition from local, regional and international competitors;
•difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;
•difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;
•difficulties protecting or procuring intellectual property rights; and
•fluctuations in foreign currency exchange rates.
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we develop internationally, our exposure to these factors will increase.

Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more capital and time than we are willing to invest.

Even if any of our drug candidates receives regulatory approval, it could be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties, such as insurance companies or Medicare, have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

Even if we are successful in gaining regulatory approval of any of our drug candidates or acquire rights to approved drug products, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longerterm clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.
Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:
•the willingness and ability of patients and the healthcare community to use our drug products;
•the ability to manufacture our drug products in sufficient quantities with acceptable quality and to offer our drug products for sale at competitive prices;
•the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products or therapies;
•the label and promotional claims allowed by the FDA; and
•the pricing and reimbursement of our drug products relative to existing treatments.

We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our shareholders could result.

The acquisitions we have made or make in the future may make us the subject of lawsuits from either an acquired company’s shareholders, an acquired company’s previous shareholders, or our current shareholders.

We may be the subject of lawsuits from either an acquired company’s shareholders, an acquired company’s previous shareholders, or our current shareholders. These lawsuits could result from the actions of the acquisition target prior to the date of the acquisition, from the acquisition transaction itself, or from actions after the acquisition. Defending potential lawsuits could cost us significant expense and distract management’s attention from the operation of the business. Additionally, these lawsuits could result in the cancellation of, or the inability to renew, certain insurance coverage that would be necessary to protect our assets.

We may be required to modify our business practices, pay fines and significant expenses or experience other losses due to governmental investigations or other enforcement activities.

We may become subject to litigation or governmental investigations in the United States and foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we have from time to time received inquiries and other types of information requests from government authorities.

While the ultimate outcomes of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters could result in, among other things:

•significant damage awards, fines, penalties or other payments, and administrative remedies, such as exclusion and/or debarment from government programs, or other rulings that preclude us from operating our business in a certain manner;

•changes and additional costs to our business operations to avoid risks associated with such litigation or investigations;

•product recalls;

• reputational damage and decreased demand for our products; and

•expenditure of significant time and resources that would otherwise be available for operating our business.

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
Even after regulatory approval, certain developments may decrease demand for our products, including the following:
•the re-review of products that are already marketed;
•new scientific information and evolution of scientific theories;
•the recall or loss of marketing approval of products that are already marketed;
•changing government standards or public expectations regarding safety, efficacy or labeling changes; and
•greater scrutiny in advertising and promotion.
In the past, clinical trials and post-marketing surveillance of certain marketed drugs of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products.  If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.
In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs.  Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes.  There is also greater regulatory scrutiny, especially in the U.S., on advertising, and promotion (in particular, direct-to-consumer advertising) and pricing of pharmaceutical products.  Certain regulatory changes or decisions could make it more difficult for us to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
•issue warning letters or untitled letters;
•impose civil or criminal penalties
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications submitted by us;
•impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require us to initiate a product recall.
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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program.
Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the US in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.
The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.
CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. The issuance of the final regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulations.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS's final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.
The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration ("HRSA"), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs we are required to participate in the VA Federal Supply Schedule ("FSS") pricing program, established under Section 603 of the Veterans Health Care Act of 1992.
Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
We are a company actively seeking to deliver significant growth. As we execute our business strategy of adding new products, increasing market share in our existing growth products and striving to maintain market share in our other products, we anticipate that there may be fluctuations in our future operating results. We may not be able to maintain or improve our current levels of revenue or income. Potential causes of future fluctuations in our operating results may include:
•New product launches, which could increase revenues but also increase sales and marketing expenses;
•Acquisition activity and other charges;
•Increases in research and development expenses resulting from the acquisition of a product candidate that requires significant additional studies and development;
•Ability to utilize unrecognized federal and state net operating loss carryforwards as a result of the exercise of nonqualified options
•Changes in the competitive, regulatory or reimbursement environment, which could drive down revenues or drive up sales and marketing or compliance costs; and
•Unexpected product liability or intellectual property claims and lawsuits.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2018, intangible assets relating to products represented approximately 30% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
We may incur losses in the future and we may not achieve or maintain profitability.
We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods.
We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing.

We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing additional drug products, we may incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.
We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.
If we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.
Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital, or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.
Our officers, directors, and principal shareholders, acting as a group, could significantly influence corporate actions.
As of December 31, 2018, our officers and directors control approximately 40 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
Research analysts may not continue to provide or initiate coverage of our common stock or may issue negative reports.
The market for our common stock may be affected by the reports financial analysts publish about us. If one of the analysts covering us downgrades our stock, its price could decline rapidly and significantly. Securities analysts covering our common stock may discontinue coverage. A lack of research coverage may adversely affect our stock’s market price.

RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock may fluctuate substantially.
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2019, the closing price of our common stock since our initial public offering has ranged from a low of $4.08 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
Our corporate documents contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other shareholders. These provisions include:
•The authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without shareholder approval;
•Advance notice procedures required for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;
•Limitations on persons authorized to call a special meeting of shareholders;
•A staggered board of directors;
•A restriction prohibiting shareholders from removing directors without cause;
•A requirement that vacancies in directorships are to be filled by a majority of the directors then in office and the number of directors is to be fixed by the board of directors; and
•No cumulative voting.
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

DEBT-RELATED RISKS

Our Revolving Credit Agreement impose restrictive and financial covenants on us. Our failure to comply with these covenants could trigger events that would have a material adverse effect on our business.
Our Revolving Credit Agreement contains covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. Additionally, our Revolving Credit Agreement contains financial covenants that, for example, require us to maintain certain financial ratios which are measured at the end of each fiscal quarter.
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of  December 31, 2018, we achieved compliance with the financial covenant through the utilization of the covenant cure section of the Revolving Credit Agreement. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lender in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lender under our Revolving Credit Agreement may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, the lender under our Revolving Credit Agreement may accelerate the maturity of the related debt, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline.
We have risks related to interest rates.
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2018, we did not have any outstanding interest rate swap contracts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.” Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should,” “seek,” “anticipate” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. While forward-looking statements reflect our good-faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties, including those mentioned in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. Such factors include, but are not limited to:
•The possible or assumed future results of operations, including the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•Changes in national or regional economic conditions, including changes in interest rates and the availability and the cost of capital to us;
•Our competitive position and competitors, including the size and growth potential of the markets for our products and product candidates;
•The success, cost and timing of our product acquisition and development activities and clinical trials; and our ability to successfully commercialize our product candidates;
•Product efficacy or safety concerns, whether or not based on scientific evidence, resulting in product withdrawals, recalls, regulatory action on the part of the FDA (or international counterparts) or declining sales;
•The performance of our third-party suppliers and manufacturers which impacts our supply chain and could create business shutdowns or product shortages; and the retention of key scientific and management personnel;
•Challenges to our patents and the introduction of generic versions of our products and product candidates, which could negatively impact our ability to commercialize and sell our products and product candidates and decrease sales a result of market exclusivity;
•Changes in reimbursement available to us, including changes in Medicare and Medicaid payment levels and availability of third-party insurance coverage and the effects of future legislation or regulations, including changes to regulatory approval of new products, licensing and patent rights, environmental protection and possible drug re-importation legislation;
•Interruptions and breaches of our computer and communications systems, and those of our vendors, including computer viruses, hacking and cyber-attacks, that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners; and
•Issuance of new or revised accounting standards by the Financial Accounting Standards Board and the Securities and Exchange Commission.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2018, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
The laboratory space at CET, under an agreement amended in July 2012, is leased through April 2023, with an option to extend the lease through April 2028. CET leases approximately 14,200 square feet of office and wet laboratory space in Nashville, Tennessee to operate the CET Life Sciences Center. Cumberland's product formulation and testing laboratories are located at this facility, along with CET's offices. The CET Life Sciences Center also provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 5, 2019, we had 77 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 5, 2019 was $5.88 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock nor do we anticipate paying dividends for the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business and to fund future growth. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.
Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2013 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2013, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
Index Value
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/1
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
We currently have a share repurchase program to purchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Act. In January 2016 and again during January 2019, our Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock. We repurchased 443,041 shares, 547,376 shares and 529,312 shares of common stock for approximately $2.9 million, $3.7 million, and $2.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2018:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	15,242		$5.61	15,242	$1,770,963
November	36,069	(1)	$6.40	36,069	$1,540,169
December	26,082		$6.40	26,082	$1,373,215
Total	77,393
(1) Of this amount, 6,255 shares were repurchased directly in private purchases at the then-current fair market value of common stock.

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

	Years Ended December 31,
Statement of income data:	2018	2017	2016	2015	2014
	(in thousands, except per share data)

Net revenues	$40,742	$41,150	$33,026	$33,519	$36,902
Costs and expenses	48,133	45,231	34,459	32,407	33,343
Operating income (loss)	(7,391)	(4,081)	(1,433)	1,112	3,559
Net income (loss) attributable to common shareholders	(6,963)	(7,979)	(945)	731	2,424
Earnings (loss) per share – basic	$(0.45)	$(0.50)	$(0.06)	$0.04	$0.14
Earnings (loss) per share – diluted	$(0.45)	$(0.50)	$(0.06)	$0.04	$0.14

	As of December 31,
Balance sheet data:	2018	2017	2016	2015	2014
	(in thousands)

Cash and cash equivalents	$27,939	$45,413	$34,510	$38,203	$39,866
Marketable securities	8,291	4,672	15,622	14,561	14,841
Working capital	31,312	50,990	50,753	52,172	57,065
Total assets	112,694	93,232	93,405	91,919	95,405
Total long-term debt and other long-term obligations (including current portion)	29,319	11,616	5,491	2,687	1,032
Retained earnings	4,746	11,709	18,605	19,550	18,818
Total equity	55,571	63,922	73,121	76,820	80,753

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
EXECUTIVE SUMMARY
We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address unmet or poorly met medical needs.  We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to bring our medicines to patients in their countries.
Our portfolio of FDA approved brands includes:
•Acetadote® (acetylcysteine) Injection, for the treatment of acetaminophen poisoning;
•Caldolor® (ibuprofen) Injection, for the treatment of pain and fever;
•Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of chronic and acute constipation;
•Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
•Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia;
•Ethyol® (amifostine) Injection, for the reduction of xerostomia (dry mouth) in patients undergoing post-operative radiation treatment for head and neck cancer and the renal toxicity associated with the administration of cisplatin in patients with advanced ovarian cancer;
•Totect® (dexrazoxane hydrochloride) Injection, for emergency oncology intervention, to treat the toxic effects of anthracycline chemotherapy in case of extravasation (drug leakage from the bloodstream into the tissues); and
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections.
Our pipeline of product candidates includes:
•Hepatoren® (ifetroban) Injection, a Phase II candidate for the treatment of critically ill patients suffering from liver and kidney failure associated with hepatorenal syndrome ("HRS");
•Boxaban® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of asthma patients with aspirin-exacerbated respiratory disease ("AERD");
•Vasculan® (ifetroban) Oral Capsules, a Phase II candidate for the treatment of patients with the systemic sclerosis ("SSc") form of autoimmune disease;
•Portaban® (ifetroban) Injection and Oral Capsules, a Phase II candidate for the treatment of patients with portal hypertension associated with liver disease; and
•RediTrex™ (methotrexate) Injection, an approval submission candidate for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as severe disabling psoriasis.

We promote our approved products through our hospital and gastroenterology sales forces in the United States, which together comprised approximately 40 sales representatives and managers as of December 31, 2018.
We have both product development and commercial capabilities and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.
The following is a summary of our 2018 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.
•Caldolor continued to grow, with increases in both our domestic and international customers. The product was also approved for use in India during 2018.
•Net revenue from sales of each of Kristalose, Ethyol and Vaprisol grew in 2018 compared to 2017.
•During 2018, we entered into a co-promotion agreement in support of Kristalose. Under the terms of the agreement, 2R Pharmaceuticals will repackage and promote Kristalose to physician targets that we do not cover.
•CET was named a recipient of a National Institute of Health grant of $2 million for a CET oncology program. CET also entered into two new collaboration agreements with Louisiana State University and the Medical University of South Carolina.
•During 2018, we completed study enrollment for Portaban - the Company’s Portal Hypertension clinical program. Thirty patients were enrolled in a randomized, double-blind, placebo-controlled pilot study to assess ifetroban for the treatment of portal hypertension in cirrhotic patients.
•During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for a new hospital product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, in 2018 a Phase II study was initiated.
•In January 2018, we announced a new publication in Leukemia & Lymphoma, with results from an investigator initiated study showing that amifostine decreases gastro-intestinal (GI) toxicity in patients who receive treatment for their multiple myeloma.
•In March 2018, the Company announced a publication of an open access article in Infection and Drug Resistance, with results demonstrating an 85% eradication rate of Helicobacter pylori (H. pylori) infection using clarithromycin-based triple therapy.
•In September 2018 Cumberland announced a publication of a contemporary retrospective study showing that subcutaneous amifostine administered before radiotherapy postponed the onset of acute esophagitis in stage three small cell lung cancer patients.

•Effective September 19, 2018, the Company appointed Joseph C. Galante, American music industry executive, as its newest member of its Board of Directors. Mr. Galante is the former Chairman of Sony Music in Nashville and the Former President of RCA Records in New York City. Mr. Galante joins as the Company's seventh "independent director" as defined under applicable SEC and Nasdaq rules and he serves on the Company's Audit and Compensation Committees
•In October 2018, Cumberland announced a favorable Caldolor study publications. An investigator initiated study at The Ohio State Wexner Medical Center, revealed more effective pain control and opioid-sparing activity with Caldolor when compared to ketorolac in patients undergoing arthroscopic knee surgery.
•In 2018 an investigator initiated trial conducted at Tufts University School of Dental Medicine was published. The study concluded that preemptive analgesia with Caldolor (IV ibuprofen) is more effective than Ofirmev® (IV acetaminophen) in reducing post-surgical pain and opioid use.
•In October 2018, we signed an amendment to our Revolving Credit Loan Agreement with Pinnacle Bank increasing the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20 million.
•In November 2018, Cumberland announced the acquisition of Vibativ from Theravance Biopharma and assumed global responsibility for the product. Immediately after the closing we initiated shipments of Vibativ and assumed responsibility for the supply chain and distribution of the product in the U.S.
•In January 2019, we received notification from the FDA setting September 2019 as the Prescription Drug User Fee (“PDUFA”) action date for an approval decision for the Company’s New Drug Application (“NDA”) for our methotrexate product line. Our new line of methotrexate products is designed for the treatment of adult and pediatric patients with rheumatoid arthritis, as well as adults with psoriasis. The NDA was accepted for filing by the FDA in early January 2019, following its submission to the FDA in November 2018.
•In January 2019, the FDA approved our application of our next generation Caldolor injection product. In February 2018, Cumberland completed and filed with the FDA an application for approval. The product features a new, patented formulation in a more convenient to use package.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, marketable securities, inventory, intangible assets, research and development accounting, contingent consideration liability, provision for income taxes and share-based payments.
Revenue Recognition
We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 606. Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance in the form of Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (ASC 606). Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and are reported in accordance with ASC 605.
Our revenue is derived primarily from the product sales of our eight FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 45 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other income was approximately 1.3% percent of net revenues in 2018, 1.9% in 2017, and 1.7% in 2016 respectively.
Our financial statements reflect accounts receivable allowances of $0.9 million and $0.5 million at December 31, 2018 and 2017, respectively, for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2018	2017	2016

Balance, January 1	$4,683,694	$4,051,029	$6,776,023
Current provision	13,609,017	12,318,312	9,837,063
Actual product returns and credits issued	(12,656,739)	(11,685,647)	(12,562,057)
Balance, December 31	$5,635,972	$4,683,694	$4,051,029

The allowances for chargebacks, discounts, and damaged products and sales related accruals for rebates and product returns are determined on a product-by-product basis. We establish them using our best estimate at the time of sale based on:

•each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances.
•The contractual terms with direct and indirect customers.
•analyses of historical levels of chargebacks, discounts and credits claimed for damaged and expired product.
•Communications with customers;
•Purchased information about the rate of prescriptions being written and the level of inventory remaining in the distribution channel, if known; and
•Expectations about the market for each product, including any anticipated introduction of competitive products.
Other organizations, such as managed care providers, pharmacy benefit management companies and government agencies, may receive rebates from us based on either negotiated contracts to carry our products or reimbursements for filled prescriptions. These entities are considered our indirect customers. When recognizing a sale to a wholesaler, sales revenues are reduced and accrued liabilities are increased by our estimate of the rebate that may be claimed.
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $5.6 million, $4.7 million and $4.1 million as of December 31, 2018, 2017 and 2016, respectively. Of these amounts, our estimated liability for fee for services represented $2.0 million, $1.5 million and $1.3 million, respectively, while our accrual for product returns totaled $2.2 million, $2.1 million and $2.0 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.3 million in each of the years ended December 31, 2018, 2017, and 2016. A change in our product return estimate of one percentage point would have impacted net sales by $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Fair Value of Marketable Securities
We have historically invested a portion of our cash reserves in short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency issued mortgage-backed securities, U.S. government agency notes and bonds, Small Business Administration (“SBA”) loan pools, and corporate bonds in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly, there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events.

Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2018 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
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
We adopted FASB ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" effective January 1, 2017. The impact of adoption on our consolidated financial statements included the recording of $44.1 million in previously unrecognized net operating loss carryforwards, net of valuation allowances, generated from the exercise of nonqualified options during 2009. These net operating loss carryforwards occurred as a result of the actual tax benefit realized upon employee exercise exceeding the cumulative book compensation charge associated with the options.  The adoption resulted in the recording of $1.1 million in net non-current deferred tax assets and retained earnings effective as of January 1, 2017. The $1.1 million in net non-current deferred tax assets was the result of a deferred tax asset of $17.0 million, net of a related valuation allowance of $15.9 million. Under the previous accounting guidance, these benefits had been recognized in the year in which they were able to reduce current income taxes payable. As part of our adoption of the FASB guidance and its continued evaluation of our utilization of net operating loss carryforwards and other deferred tax assets, including updates to our forecasts of future taxable income, we also recorded an additional valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits that expire between 2021 and 2036. This additional valuation allowance impacted our effective tax rate during 2017.
During the second quarter of 2017, as part of our continued evaluation of the utilization of our net operating loss carryforwards we recorded an additional valuation allowance of $3.5 million for our remaining deferred tax assets. This additional valuation allowance impacted our effective tax rate during the second quarter of 2017 and all deferred tax assets have a full valuation allowance.
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
On December 22, 2017, the Tax Cut and Jobs Act (the "Tax Act”) was signed into law. The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Certain provisions of the Tax Act were effective during our fiscal year ending December 31, 2018 with all provisions of the Tax Act effective as of the beginning of our fiscal year ending December 31, 2019.
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
Intangible Assets and Goodwill
Intangible assets include product rights, license agreements, other identifiable intangible assets and goodwill associated with the Vibativ acquisition. We assess the impairment of goodwill at least annually and identifiable intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. In determining the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models, as considered necessary.

RESULTS OF OPERATIONS
Year ended December 31, 2018 compared to year ended December 31, 2017
The following table presents the statements of operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017	Change
Net revenues	$40,741,765	$41,150,131	$(408,366)
Costs and expenses:
Cost of products sold	7,378,095	7,370,585	7,510
Selling and marketing	20,258,307	21,492,937	(1,234,630)
Research and development	7,320,797	3,901,365	3,419,432
General and administrative	10,405,872	10,030,370	375,502
Amortization	2,769,466	2,436,222	333,244
Total costs and expenses	48,132,537	45,231,479	2,901,058
Operating income (loss)	(7,390,772)	(4,081,348)	(3,309,424)
Interest income	564,484	299,326	265,158
Interest expense	(195,848)	(92,904)	(102,944)
Income (loss) before income taxes	(7,022,136)	(3,874,926)	(3,147,210)
Income tax (expense) benefit	(16,636)	(4,174,889)	4,158,253
Net income (loss)	$(7,038,772)	$(8,049,815)	$1,011,043
The following table summarizes net revenues by product for the years presented:

	Years ended December 31,
	2018	2017	Change
Products:
Acetadote	$4,284,111	$6,576,720	$(2,292,609)
Omeclamox-Pak	623,297	1,761,868	(1,138,571)
Kristalose	12,055,625	11,455,805	599,820
Vaprisol	1,763,874	1,576,222	187,652
Caldolor	5,001,997	4,178,443	823,554
Ethyol	10,545,906	10,835,038	(289,132)
Totect	850,965	3,992,467	(3,141,502)
Vibativ	5,075,057	—	5,075,057
Other	540,933	773,568	(232,635)
Total net revenues	$40,741,765	$41,150,131	$(408,366)
Net revenues. Net revenues for the year ended December 31, 2018 were approximately $40.7 million compared to $41.2 million for the year ended December 31, 2017, representing a decrease of $0.4 million or 1.0%. Three of our products: Acetadote, Omeclamox Pak and Totect experienced a decrease in revenue during 2018, with the largest decrease coming from our Totect product.  We began shipments of Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. Following our launch, supplies of dexrazoxane became available from competing suppliers, all with labeling for the cardiac indication. Totect is the only dexrazoxane available in the U.S. FDA approved for the extravasation indication.

These decreases were partially offset by the initial product sales of our newest product, Vibativ and as well as three of our marketed products experiencing increases in net revenue during the period: Kristalose, Vaprisol and Caldolor.
Kristalose revenue increased by $0.6 million, or 5.2%, compared to December 31, 2017 primarily as a result of increased sales volume. The product's net revenue was positively impacted by increased sales volumes and lower managed care and Medicare rebates, resulting in improved net pricing for the product for the year ended December 31, 2018.
Caldolor revenue experienced a 20% increase to $5.0 million during the year ended December 31, 2018 compared to $4.2 million in the same period last year. This increase in Caldolor revenue for the year ended December 31, 2018 was positively impacted by increased domestic and international shipments. Domestic net revenue improved from increased sales volumes and improved pricing.
Vaprisol revenue increased $0.2 million during the year ended December 31, 2018 compared to the prior year period due to increased sales of the product. Sales of Vaprisol surged during the second quarter of 2018 due to shipments of newly arrived inventory following a period of time when there were limited supplies of the product. During April 2018, the Vaprisol supply issue was resolved as we received new shipments from our manufacturer. This 12% net revenue increase was partially offset by an increase in expired product sales returns during the period.
Ethyol revenue for the year ended December 31, 2018 was $10.5 million, which is a decrease of $0.3 million from the year ended December 31, 2017. The decrease in net revenue is primarily a result of increases in chargeback deductions related to the Public Health Service's 340B drug pricing program.
Totect revenue decreased $3.1 million  for the year ended December 31, 2018 compared to the prior year. The decrease is primarily due to a decrease in product sales volume compared to the prior year period. As noted above, we began shipments of Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product.
Omeclamox-Pak revenue decreased $1.1 million during the year ended December 31, 2018 compared to the prior year. The decrease was largely the result of lower sales volume and much higher expired product sales returns.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2018, the Acetadote net revenue decreased $2.3 million compared to the prior year due to a reduction in sales volume as a result of generic competition.
Cost of products sold. Cost of products sold for the year ended December 31, 2018 were $7.4 million, remaining consistent with the prior year. As a percentage of net revenues, cost of products sold were 18.1% compared to 17.9% during the prior year. The change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2018 were $20.3 million, which was a decrease of $1.2 million compared to the prior year's expense of $21.5 million. This decrease was primarily attributable to lower royalty expense related to product sales as well as lower promotional spending for the year ended December 31, 2018.
Research and development. Research and development costs for the year ended December 31, 2018 were $7.3 million, compared to $3.9 million last year, representing an increase of $3.4 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The increase was partially the result of additional investments in our ongoing clinical initiatives associated with our pipeline products of $1.6 million. There was also an increase in our products FDA program fees including the $1.3 million fee associated with our RediTrex submission. Research and development costs also increased for salary, wages and benefits.
General and administrative. General and administrative expense for the year ended December 31, 2018 was $10.4 million for 2018, compared to $10.0 million last year. The $0.4 million or, 3.7%, increase from the prior year was primarily driven by an increase in compensation and benefits along with increases in legal and consulting expenses.

Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2018 totaled approximately $2.8 million, which was an increase of $0.3 million over the prior year.  The increase in amortization was attributable to additional product and license rights and capitalized patents.
Income tax expense. Income tax expense for the year ended December 31, 2018 was $16,636, compared to approximately $4.2 million in the year ended December 31, 2017. As a percentage of income (loss) before income taxes, income taxes were 0.2% for the year ended December 31, 2018 compared to 107.7% for the year ended December 31, 2017. As discussed in our consolidated financial statements, the effective tax rate for the year ended December 31, 2017 was primarily impacted by recording a valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits and an additional valuation allowance of $3.5 million for our remaining deferred tax assets. These non-cash valuation allowance adjustments impacted our effective tax rate during the year ended December 31, 2017 .
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
Net revenues. Net revenues for the year ended December 31, 2017 were approximately $41.2 million compared to $33.0 million for the year ended December 31, 2016, representing an increase of $8.1 million or 24.6%. The following table summarizes net revenues by product for the years presented:

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency notes and bonds, corporate bonds, and other marketable securities.  At December 31, 2018 and 2017, we had approximately $8.3 million and $4.7 million invested in marketable securities, respectively.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2018	2017

Cash and cash equivalents	$27,938,960	$45,412,868
Marketable securities	8,290,679	4,672,476
Total cash, cash equivalents and marketable securities	$36,229,639	$50,085,344

Working capital (current assets less current liabilities)	$31,311,813	$50,990,102
Current ratio (multiple of current assets to current liabilities)	2.1	3.9

Revolving line of credit availability	$—	$2,200,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2018	2017	2016

Cash provided by (used in):
Operating activities	$3,112,737	$(557,714)	$569,478
Investing activities	(27,724,818)	9,512,577	(3,115,079)
Financing activities	7,138,173	1,947,675	(1,147,128)
Net (decrease) increase in cash and cash equivalents	$(17,473,908)	$10,902,538	$(3,692,729)

The net $17.5 million decrease in cash and cash equivalents for the year ended December 31, 2018 was attributable to cash used by investing activities offset by cash provided by operating and financing activities. Cash provided by operating activities of $3.1 million was impacted by a net loss for the period of $7.0 million. This use of operating cash was offset by non-cash expenses of depreciation and amortization and share-based compensation expense totaling $4.3 million. Changes in our working capital provided net cash of $5.9 million. Cash used in investing activities included $20 million in cash paid for the acquisition of Vibativ during 2018, the use of cash to complete a net increase in marketable securities of $3.4 million, and the addition to intangibles of $3.8 million. Our financing activities included  $10.2 million in net cash provided by borrowings under our line of credit net of $2.9 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration which was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares. We issued $0.2 million in shares under this ATM during the year ended December 31, 2018.
Debt Agreement
On October 17, 2018, we entered into a second amendment ("Second Amendment") to amend the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (the "Pinnacle Agreement"). The Second Amendment increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20 million. We had $20 million in borrowings under that agreement at December 31, 2018. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 9 to the accompanying notes to consolidated financial statements.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. We achieved compliance with the financial covenant as of December 31, 2018 through the utilization of the covenant cure section of the agreement.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2018:

		Payments Due by Year
Contractual obligations(1)	Total (2)	2019	2020	2021	2022	2023 and thereafter

Line of credit(3)	$20,000,000	$—	$20,000,000	$—	$—	$—
Estimated interest on debt (3)	1,290,000	860,000	430,000	—	—	—
Contingent consideration liability payments (4)	9,502,000	2,290,000	1,661,800	1,454,200	1,072,260	3,023,740
Operating leases	3,858,702	959,902	980,720	1,001,603	871,969	44,508
Purchase obligations (5)	—	—	—	—	—	—
Total (1)	$34,650,702	$4,109,902	$23,072,520	$2,455,803	$1,944,229	$3,068,248
1.The table of contractual obligations excludes amounts due under the Ethyol and Totect royalty agreements. We exclude these amounts as they are not determined until sales of these products have occurred. As consideration for the purchase of certain Kristalose assets in November 2011, we agreed to pay the seller a percentage of net sales for a seven-year period beginning November 15, 2011. These payments were due quarterly, in arrears and the sales term subject to payments ended in November 2018. Ethyol and Totect  include a royalty expense as part of the period costs of the agreement.
2.The sum of the individual amounts may not agree due to rounding.
3.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $20.0 million line of credit assuming the current $20.0 million balance outstanding on December 31, 2018 is consistently outstanding through maturity of July 2020. Interest and unused line of credit payments are due and payable quarterly in arrears.
4.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.
5.Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2018, 2017 and 2016, we did not engage in any off-balance sheet arrangements.

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
In February 2016, the FASB issued guidance in the form of a FASB ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach and an effective date approach are provided for lessees of capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating its current lease agreements for the impact of its pending adoption of the new standard on its consolidated financial statements and disclosures. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. The adoption of the new lease standard will result in the Company recording ROU assets and lease liabilities for these leases of between $3.6 million and $4.2 million.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $8.3 million in marketable securities outstanding at December 31, 2018, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.3% at December 31, 2018). As of December 31, 2018, we had $20.0 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2018, 2017 and 2016. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.

None.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2018 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 15, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
1.Financial Statements
(2) Financial Statement Schedule

Valuation and Qualifying Accounts	36
b. Exhibits

Exhibit Number	Description

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

4.10
Form of Subordinated Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012

10.35
Amendment to Revolving Credit Loan Agreement, by and between Pinnacle Bank and Cumberland Pharmaceuticals Inc., dated August 14, 2018, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2018

10.36
First Amendment to Revolving Credit Note and Second Amendment to Revolving Credit Loan Agreement, dated as of October 17, 2018, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on October 19, 2018

10.7†
Exclusive Distribution Agreement, effective as of July 1, 2010, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on August 13, 2010

10.7.1†
First Amendment to Exclusive Distribution Agreement, dated March 31, 2013, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant's Current Report of Form 8-K (File No. 001-33637) as filed with the SEC on June 3, 2013

10.10†
License Agreement, dated May 28, 1999, by and between Vanderbilt University and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.11#	Employment Agreement dated March 8, 2019, effective as of January 1, 2019, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 8, 2019, effective as of January 1, 2019, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2019, effective as of January 1, 2019, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 8, 2019, effective as of January 1, 2019, by and between Michael P. Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 8, 2019, effective as of January 1, 2019, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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

10.2
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2019.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 11, 2019
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael P. Bonner	Senior Director and CFO	March 11, 2019
Michael P. Bonner	(Principal Financial and Accounting Officer

/s/ Martin E. Cearnal	Director	March 11, 2019
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 11, 2019
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 11, 2019
Jonathan I. Griggs

/s/ James R. Jones	Director	March 11, 2019
James R. Jones

/s/ Joey A. Jacobs	Director	March 11, 2019
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 11, 2019
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 11, 2019
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 11, 2019
Joseph C. Galante

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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 11, 2019

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 11, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes and financial statement schedule as of December 31, 2018 and 2017 and for the years then ended listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2017.
Nashville, Tennessee
March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cumberland Pharmaceuticals Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), equity and cash flows for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Cumberland Pharmaceuticals Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Cumberland Pharmaceutical Inc.’s operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Nashville, Tennessee
March 10, 2017

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$27,938,960	$45,412,868
Marketable securities	8,290,679	4,672,476
Accounts receivable, net	7,844,249	8,395,112
Inventories, net	12,078,343	6,737,848
Prepaid and other current assets	2,963,806	3,466,541
Total current assets	59,116,037	68,684,845
Non-current inventories	15,749,000	—
Property and equipment, net	771,213	528,882
Intangible assets, net	33,655,099	21,444,545
Goodwill	784,000	—
Deferred tax assets, net	87,210	87,210
Other assets	2,531,309	2,486,830
Total assets	$112,693,868	$93,232,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,093,297	$8,979,929
Other current liabilities	16,710,927	8,714,814
Total current liabilities	27,804,224	17,694,743
Revolving line of credit	20,000,000	9,800,000
Other long-term liabilities	9,319,143	1,815,968
Total liabilities	57,123,367	29,310,711
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 15,481,497 and 15,723,075 shares issued and outstanding as of December 31, 2018 and 2017, respectively	51,098,613	52,410,941
Retained earnings	4,746,154	11,709,222
Total shareholders’ equity	55,844,767	64,120,163
Noncontrolling interests	(274,266)	(198,562)
Total equity	55,570,501	63,921,601
Total liabilities and equity	$112,693,868	$93,232,312

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Revenues:
Net product revenue	$40,200,832	$40,376,563	$32,478,185
Other revenue	540,933	773,568	547,375
Net revenues	40,741,765	41,150,131	33,025,560
Costs and expenses:
Cost of products sold	7,378,095	7,370,585	5,958,660
Selling and marketing	20,258,307	21,492,937	14,553,481
Research and development	7,320,797	3,901,365	3,190,700
General and administrative	10,405,872	10,030,370	8,561,811
Amortization	2,769,466	2,436,222	2,194,039
Total costs and expenses	48,132,537	45,231,479	34,458,691
Operating income (loss)	(7,390,772)	(4,081,348)	(1,433,131)
Interest income	564,484	299,326	204,661
Interest expense	(195,848)	(92,904)	(106,392)
Income (loss) before income taxes	(7,022,136)	(3,874,926)	(1,334,862)
Income tax (expense) benefit	(16,636)	(4,174,889)	330,924
Net income (loss)	(7,038,772)	(8,049,815)	(1,003,938)
Net loss at subsidiary attributable to noncontrolling interests	75,704	71,182	59,255
Net income (loss) attributable to common shareholders	$(6,963,068)	$(7,978,633)	$(944,683)

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.45)	$(0.50)	$(0.06)
Diluted	$(0.45)	$(0.50)	$(0.06)
Weighted-average common shares outstanding:
Basic	15,614,052	15,911,577	16,236,525
Diluted	15,614,052	15,911,577	16,236,525

Comprehensive income (loss) attributable to common shareholders	$(6,963,068)	$(7,978,633)	$(944,683)
Net loss at subsidiary attributable to noncontrolling interests	75,704	71,182	59,255
Total comprehensive income (loss)	$(7,038,772)	$(8,049,815)	$(1,003,938)

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$(7,038,772)	$(8,049,815)	$(1,003,938)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	2,982,703	2,647,753	2,396,908
Deferred tax expense	81,886	4,206,753	619,580
Share-based compensation	1,364,698	1,115,063	852,102
Share-based compensation (foundation contribution)	—	372,500	—
Excess tax (benefit) expense derived from exercise of stock options	(81,886)	(91,109)	1,026,413
Noncash interest expense	99,883	77,911	84,539
Noncash investment gains	(168,440)	(52,012)	(74,015)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	550,863	(1,064,985)	(1,253,007)
Inventories	460,505	(1,366,118)	(1,101,586)
Prepaid, other current assets and other assets	712,149	(1,074,369)	(1,556,282)
Accounts payable and other current liabilities	4,308,706	2,307,617	191,901
Other long-term liabilities	(159,558)	413,097	386,863
Net cash provided by (used in) operating activities	3,112,737	(557,714)	569,478
Cash flows from investing activities:
Additions to property and equipment	(455,569)	(275,960)	(130,872)
Additions to intangible assets	(3,819,486)	(1,213,110)	(2,000,226)
Cash paid for acquisition	(20,000,000)	—	—
Proceeds from sale of marketable securities	16,663,232	13,381,061	4,489,111
Purchases of marketable securities	(20,112,995)	(2,379,414)	(5,473,092)
Net cash provided by (used in) investing activities	(27,724,818)	9,512,577	(3,115,079)
Cash flows from financing activities:
Borrowings on line of credit	56,000,000	24,500,000	2,400,000
Repayments on line of credit	(45,800,000)	(18,800,000)	—
Repurchase of common shares	(2,879,426)	(3,724,375)	(2,520,715)
Payments of deferred equity offering costs	(383,310)	(27,950)	—
Sale of shares of common stock, net of offering costs	200,909	—	—
Excess tax (expense) benefit derived from exercise of stock options	—	—	(1,026,413)
Net cash provided by (used in) financing activities	7,138,173	1,947,675	(1,147,128)
Net increase (decrease) in cash and cash equivalents	(17,473,908)	10,902,538	(3,692,729)
Cash and cash equivalents, beginning of year	45,412,868	34,510,330	38,203,059
Cash and cash equivalents, end of year	$27,938,960	$45,412,868	$34,510,330

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$95,965	$14,993	$21,853
Income taxes	15,441	18,000	(8,359)
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	$(539,467)	$(513,481)	$(1,179,394)
Deferred offering costs included in accounts payable and other accrued expenses	—	97,254	—
Non cash increase in liabilities related to acquisition (see Note 3)	14,034,000	—	—
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2018, 2017 and 2016

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock				Retained earnings		Non-controlling interest		Total equity
	Shares		Amount

Balance, December 31, 2015	16,379,501		$57,338,294		$19,549,614		$(68,125)		$76,819,783
Net income (loss)					(944,683)		(59,255)		(1,003,938)
Share-based compensation	223,987		852,102		—		—		852,102
Exercise of options and related tax benefit	—		(1,026,413)		—		—		(1,026,413)
Repurchase of common shares	(529,312)		(2,520,715)		—		—		(2,520,715)
Balance, December 31, 2016	16,074,176	—	54,643,268	—	18,604,931	—	(127,380)	—	73,120,819
Net income (loss)					(7,978,633)		(71,182)		(8,049,815)
Cumulative effect from change in accounting principle (Note 12)	—		—		1,082,924		—		1,082,924
Share-based compensation	146,275		1,115,063		—		—		1,115,063
Charitable contribution of shares	50,000		372,500		—		—		372,500
Repurchase of common shares	(547,376)		(3,719,890)		—		—		(3,719,890)
Balance, December 31, 2017	15,723,075		52,410,941		11,709,222		(198,562)		63,921,601
Net income (loss)					(6,963,068)		(75,704)		(7,038,772)
Share-based compensation	170,759		1,364,698		—		—		1,364,698
Proceeds from sale of common stock, net of offering costs	30,704		200,909		—		—		200,909
Repurchase of common shares	(443,041)		(2,877,935)		—		—		(2,877,935)
Balance, December 31, 2018	15,481,497		$51,098,613		$4,746,154		$(274,266)		$55,570,501

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
In order to build a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which teams with universities and other research organizations to help advance scientific discoveries from the laboratory to the marketplace. The Company’s ownership in CET is 80%. In 2014, the Company organized equity financing to recapitalize and strengthen the financial position of CET. This financing included an investment of approximately $1.0 million from Gloria Pharmaceuticals Co., Ltd. (“Gloria”). As a result, Gloria received shares in CET and joined the CET ownership group. As noted above, the ownership interests of CET includes Gloria and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $75,704, $71,182 and $59,255 for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. ("CPSC"). CPSC is the subsidiary that employs the Company's hospital and field sales force personnel.
(2) Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. generally accepted accounting principles. These financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns (2) the allowances for obsolescent or unmarketable inventory (3) assumptions used in estimating acquisition date fair value of assets acquired in business combinations and (4) valuation of contingent consideration liability associated with business combinations.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $2.1 million, $1.6 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability and a revolving line of credit. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The revolving line of credit has a variable interest rate, which approximates the current market rate.
The Company's fair values of marketable securities are determined based on valuations provided by a third-party pricing service, as derived from such services' pricing models, and are considered either Level 1 or Level 2 measurements, depending on the nature of the investment. The Company has no marketable securities in which the fair value is determined based on Level 3. The level of management judgment required in evaluating fair value for Level 1 investments is minimal. Similarly, there is little subjectivity or judgment required for Level 2 investments valued using valuation models that are standard across the industry and whose parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Company believes that the valuations provided by the third-party pricing service, as derived from such services' pricing models, represent prices that would be received to sell the assets at the measurement date (exit prices).
The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consist with Level 3 fair value measurements there are significant inputs to the valuation model that are unobservable.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2018 and 2017, cash equivalents consist primarily of money market funds.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency issued mortgage-backed securities, U.S. government agency notes and bonds, Small Business Administration (“SBA”) loan pools, and corporate bonds. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2018 and 2017, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, including amounts related to chargebacks, cash discounts and credits for damaged product. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks, discounts, expired and damaged goods are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and credits claimed for damaged and expired product.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value. The Company classifies the Vibativ inventories that it does not expect to sell within one year as non-current inventories.
Prepaid and Other Current Assets
Prepaid and other current assets consist of deferred offering costs, prepaid insurance premiums, prepaid consulting services, deposits and annual fees paid to the U.S. Food and Drug Administration ("FDA"). The Company expenses all prepaid and other current asset amounts as used or over the period of benefit primarily on a straight-line basis, as applicable.
Deferred offering costs are expenses directly related to the Form S-3 or Shelf Registration filed with the SEC on November 11, 2017 and declared effective on January 16, 2018. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the year ended December 31, 2018, the Company has not expensed any deferred offering costs associated with the Shelf Registration.
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
Intangible Assets and Goodwill
The Company’s intangible assets and goodwill consist of capitalized costs related to product and license rights, patents, trademarks and goodwill obtained in the Vibativ acquisition. Goodwill is not amortized for financial reporting purposes.
The cost of acquiring product and license rights are capitalized at fair value at the date of acquisition for products that are approved by the FDA for commercial use. These costs are amortized ratably over the estimated economic life of the product. The economic life is estimated based upon several factors. This includes the term of the license agreement, the patent life or market exclusivity of the product and as well as management's expectations of continued involvement with the product and the assessment of future sales, the future periods under which the product will be sold and the profitability of the product. This estimate is evaluated on a regular basis during the amortization period and adjusted if appropriate. If there are any changes made to the useful life of the product and license rights, the costs associated with such a change, if any, will be capitalized and amortized over the revised useful life.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The Company's goodwill was acquired in November 2018 with the Vibativ acquisition. The Company recorded no impairment charges during 2018, 2017 and 2016.
Revenue Recognition
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

Notes to Consolidated Financial Statements (Continued)
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
Cost of Products Sold
Cost of products sold consists principally of the cost to acquire each unit of product sold, including in-bound freight expense as well as any adjustment in the net realizable value of inventory acquired in acquisitions. Cost of products sold also includes expenses associated with the reduction in the net realizable value of slow-moving or expired product.
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

	2018	2017	2016

Distribution costs	$618,756	$621,142	$703,353
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2018	2017	2016

Advertising costs	$2,219,074	$2,589,185	$2,626,238
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

Notes to Consolidated Financial Statements (Continued)
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
In February 2016, the FASB issued guidance in the form of a FASB ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance (formerly "capital leases") or operating, with classification affecting the pattern of expense

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
recognition in the income statement. The standard provides for a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients. In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements", allowing for an alternative transition method (the effective date approach). It allows an entity to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Cumberland adopted the lease guidance effective January 1, 2019 using the practical expedients. This will allow the Company to retain the lease classification for any leases existing prior to adoption, in addition to other benefits.
The Company expects the primary effect of adopting ASU 2016-02 will be to record right-of-use assets and obligations for our leases currently classified as operating leases. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. These operating leases are expected to result in initial ROU assets and liabilities as of January 1, 2019 of between $3.6 million and $4.2 million.
(3) Omeclamox®-Pak, Ethyol®, RediTrex®, Totect® and Vibativ®
Omeclamox-Pak
In December 2018, Cumberland completed an agreement with Gasto-enterlogics Inc. ("GEL") to acquire the remaining product rights associated with Omeclamox-Pak including the Product’s FDA-approved New Drug Application and the domestic and international trademarks. As part of the transaction, which was accounted for as an asset acquisition, Cumberland paid $2.3 million during 2018 and ended Cumberland’s payments of royalties and manufacturing fees to GEL. The Company has now assumed responsibility for the maintenance of the Product’s FDA approval and for the oversight of the Product’s manufacturing and packaging.
This agreement follows the November 2015 agreement between Cumberland and GEL to assume the remaining commercial rights to Omeclamox-Pak for the United States. The Company had previously signed an agreement with Pernix Therapeutics ("Pernix") to jointly commercialize the product in the United States in October 2013. As part of the November 2015 GEL Agreement, Cumberland and Pernix terminated their arrangements.
The $4.0 million upfront payment that the Company paid in October 2013 to Pernix along with the payments made to GEL during 2018 are included in product and license rights and are being amortized over the remaining expected useful life of the acquired asset. The Company evaluated the remaining expected useful life and maintained the existing estimated life of the product, June 2032. Omeclamox-Pak contributed $0.6 million, $1.8 million, and $2.5 million in net revenues during 2018, 2017, and 2016, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There were no upfront payments required under the agreement. Royalty payments ranging from 30% to 50% based on tiered levels of net sales are paid by Cumberland to Clinigen. The Company began generating revenue from the sale of Ethyol during the third quarter of 2016. Ethyol contributed $10.5 million, $10.8 million and $0.8 million in net revenues during 2018, 2017 and 2016, respectively.
RediTrex
In November 2016, the Company announced an Agreement to acquire the exclusive U.S. rights to Nordic Group B.V.’s ("Nordic") injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. The product line is approved for patient use in various European countries and Cumberland is in the process of registering and commercialize the products in the United States.
Under the terms of the Agreement, Cumberland is responsible for the products’ FDA submission and registration. The regulatory submission are based on the dossier provided by Nordic. As consideration for the license, Cumberland paid a deposit of $100,000 and recorded an initial liability of $900,000 provided through 180,000 unvested restricted shares of Cumberland stock, valued on November 15, 2016, that will fully vest upon the FDA approval of the first Nordic product. Cumberland will also provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Nordic will be responsible for manufacturing and supply of the products. The 180,000 shares of unvested restricted Cumberland stock was reflected in other current liabilities in the consolidated balance sheet and were valued at $1.1 million and $1.3 million at December 31, 2018 and 2017, respectively.
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
Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States. There are no upfront payments required under the agreement. Royalty payments ranging from 30% to 50% based on tiered levels of net sales are paid by Cumberland to Clinigen. The Company began generating revenue from the sale of Totect during the third quarter of 2017. Totect contributed approximately $0.9 million and  $4.0 million in net revenue during 2018. and 2017, respectively.
Vibativ
During November 2018, the Company closed on an agreement with Theravance Biopharma ("Theravance") to acquire the global responsibility for Vibativ including the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. Cumberland acquired Vibativ to further add to its product offerings, increase its net revenue and positively contribute to the Company's operating results. Cumberland is evaluating the tax deductibility of the goodwill acquired in the acquisition.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company paid an upfront payment of $20.0 million with a $5.0 million cash payment due in early 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% on future net sales of the product. The future royalty payments are required to be recognized at their acquisition-date fair value as part of the contingent consideration transferred in the business combination.
The following table summarizes the initial payments and consideration for the business combination:

Consideration:
Cash paid at closing	$20,000,000
Cash payment during early 2019	5,000,000
Fair value of contingent consideration - net sales royalty	9,034,000
Total consideration	$34,034,000
The contingent consideration liability represents the future net sales royalty payments discussed above. Cumberland prepared the valuations of the contingent consideration liability and the intangible assets utilizing significant unobservable inputs. As a result, the valuations are classified as Level 3 fair value measurements. The Company will continue to evaluate the assets acquired and liabilities assumed during the measurement period. Vibativ contributed $5.1 million in net revenues during 2018. The pro-forma effects of the acquisition on the consolidated financial statements were not deemed meaningful for disclosure purposes.
The following table presents the changes in the Company's Level 3 contingent consideration liability that is measured at fair value on a recurring basis. The current and long-term portions of this liability are disclosed in Note 8. The contingent consideration earned and accrued in operating expenses is paid to the seller quarterly.

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	$9,502,000
The following table summarizes the preliminary allocation of the fair values of the assets acquired as of the acquisition date for Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	$11,700,000
Goodwill	784,000
Total intangibles and goodwill	$12,484,000
Total assets acquired	$34,034,000

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(4) Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2018	2017	2016
Products:
Acetadote	$4,284,111	$6,576,720	$7,214,341
Omeclamox-Pak	623,297	1,761,868	2,536,027
Kristalose	12,055,625	11,455,805	15,898,760
Vaprisol	1,763,874	1,576,222	1,857,838
Caldolor	5,001,997	4,178,443	4,132,833
Ethyol	10,545,906	10,835,038	838,386
Totect	850,965	3,992,467	—
Vibativ	5,075,057	—	—
Total net product revenues	$40,200,832	$40,376,563	$32,478,185
Cumberland supplies Perrigo Company ("Perrigo") with an Authorized Generic version of the Company's Acetadote product. The Company's revenue generated by sales of its Authorized Generic distributed by Perrigo is included in the Acetadote product revenue presented above. The Company's share of Authorized Generic revenue was $3.1 million, $4.6 million and $4.8 million during 2018, 2017 and 2016, respectively.
The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.9 million at December 31, 2018 and $0.5 million at December 31, 2017, and the accruals for rebates, product returns and certain administrative and service fees included in other current liabilities were $5.6 million and $4.7 million, at December 31, 2018 and 2017, respectively.
Other Revenues
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these achievements once it is probable that these consideration amounts are no longer constrained. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.5 million in non-refundable up-front payments, milestone payments of up to $2.4 million of milestone payments related to regulatory approvals and up to $4.6 million in payments related to product sales. As of December 31, 2018, the Company has recognized a cumulative $1.5 million in upfront payments as other revenue and has recognized $0.1 million in revenue related to the milestone payments associated with these international agreements.
Other revenues during 2018, 2017 and 2016 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $0.1 million, $0.2 million, and $0.1 million for the years ending December 31, 2018, 2017 and 2016, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(5) Inventories
The Company's net inventories consisted of the following as of December 31:

	2018	2017

Raw materials and work in process	$18,378,450	$3,156,002
Consigned inventory	937,006	249,964
Finished goods, net of reserve	8,511,887	3,331,882
Total inventories	27,827,343	6,737,848
less non-current inventories	(15,749,000)	—
Total inventories classified as current	$12,078,343	$6,737,848
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value. At December 31, 2018 and 2017, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.3 million and $0.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2018 and 2017. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment. As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories that are classified as non-current and included in the raw materials and work in process inventory at December 31, 2018. Non-current inventories also include $0.8 million in Vibativ finished goods.
(6) Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2018	2017

Computer equipment	3 – 5 years	$1,148,140	$1,074,172
Office equipment	3 – 15 years	809,153	457,945
Furniture and fixtures	5 – 15 years	639,267	633,577
Leasehold improvements	3 – 15 years, or remaining lease term	1,299,363	1,274,660
Total property and equipment, gross		3,895,923	3,440,354
Less: accumulated depreciation and amortization		(3,124,710)	(2,911,472)
Total property and equipment, net		$771,213	$528,882

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2017	2016	2015

Depreciation expense	$213,237	$211,532	$202,868

(7) Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31:

	2018	2017

Product and license rights	$36,573,941	$21,879,981
Less: accumulated amortization	(8,405,188)	(6,564,007)
Total product and license rights	28,168,753	15,315,974
Patents	9,428,266	9,177,647
Less: accumulated amortization	(4,087,273)	(3,158,990)
Total patents	5,340,993	6,018,657
Trademarks	154,373	118,934
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	145,353	109,914
Total intangible assets	$33,655,099	$21,444,545

Goodwill	$784,000	$—
During 2013, the Company entered into an agreement with Pernix to distribute and promote the branded prescription product Omeclamox-Pak. The $4.0 million upfront payment the Company paid to Pernix during October 2013 and the $2.3 million payments made to GEL during 2018 (discussed more fully in Note 3) are included in product and license rights and are being amortized through June 2032, the remaining expected useful life of the acquired asset.
During 2014, the Company acquired the rights of the branded prescription product Vaprisol from Astellas. The intangible asset value is $3.0 million and is included in product and license rights. The asset is being amortized through February 2022, the remaining expected useful life of the acquired asset, which coincides with the life of the primary intellectual property asset.
In November 2016, the Company acquired the U.S. rights to Nordic Group B.V.’s injectable methotrexate product line. The agreement requires the Company to make future milestone payments over a fifteen-year period from the effective grant of the Regulatory Approval of the Methotrexate Pre-Filled Syringe Product in the U.S. The payments are being treated as consideration for the assets acquired and are being capitalized and will be amortized over the expected useful life of the acquired asset, once approval is granted. During 2017, the Company paid a deposit of $100,000 as well as recorded a liability provided through 180,000 unvested restricted shares of Cumberland stock, that will fully vest upon the FDA approval of the first Nordic product. As of December 31, 2018, the 180,000 shares of unvested restricted Cumberland stock are valued at $1.1 million.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
As discussed in Note 3, during November 2018, the Company acquired Vibativ from Theravance. This resulted in amortizable intangible assets related to the product rights of  $11.7 million and goodwill of $0.8 million. The intangible assets are being amortized through November 2028, the expected useful life of the acquired asset.
During 2018 and 2017, the Company recorded an additional $0.4 million and $0.4 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2018	2017	2016

Amortization expense	$2,769,466	$2,436,222	$2,194,039
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2019	$3,658,612
2020	3,737,638
2021	3,737,638
2022	3,426,180
2023 and thereafter	19,095,031
$33,655,099

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(8) Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

Other current liabilities	2018	2017

Rebates, product returns, administrative fees and service fees	$5,635,972	$4,683,694
Employee wages and benefits	1,263,426	1,032,652
Stock payable	1,085,400	1,324,800
Current portion of accrued contingent consideration	2,290,000	—
Deferred acquisition liability	5,000,000	—
Accrued inventory purchases	434,405	1,055,220
Other	1,001,724	618,448
Total other current liabilities	$16,710,927	$8,714,814

Other long-term liabilities	2018	2017

Noncurrent portion of accrued contingent consideration	$7,212,000	$—
Deferred compensation	1,588,123	1,599,960
Other	519,020	216,008
Total other long-term liabilities	$9,319,143	$1,815,968

(9) Debt
On October 17, 2018, the Company entered into a second amendment (“Second Amendment”) to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Second Amendment increases the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. Cumberland increased the maximum aggregate principal available for borrowing to support potential future acquisitions and general corporate purposes. The initial revolving line of credit under the Pinnacle Agreement was for up to an aggregate principal amount of $12.0 million with the ability to increase the principal amount available for borrowing up to $20.0 million, upon the satisfaction of certain conditions. The Second Amendment does not affect the term of the Pinnacle Agreement, which has a three year term expiring on July 31, 2020.
The Pinnacle Agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank, which was to expire on June 30, 2018. The Company had $20.0 million in borrowings under the Pinnacle Agreement at December 31, 2018 and $9.8 million at December 31, 2017. As of December 31, 2018, the Company had used all of its available borrowing under its revolving line of credit.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.3% at December 31, 2018). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
 Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018 the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company achieved compliance with the financial covenant as of December 31, 2018 through the utilization of the covenant cure section of the Pinnacle Agreement.
(10) Shareholders’ Equity
(a) Initial Public Offering
On August 10, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $17.00 per share, raising gross proceeds of $85.0 million. After deducting underwriting discounts of approximately $6.0 million and offering costs incurred of approximately $4.2 million, the net proceeds to the Company were approximately $74.8 million. Contemporaneously with the offering, each outstanding share of preferred stock was automatically converted into two million shares of common stock.
(b) Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2018 and 2017, there was no preferred stock outstanding.
(c) Common Stock
During 2018, 2017 and 2016, the Company issued 170,759 shares, 146,275 shares, and 223,987 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. Cumberland issued 3,409 common shares under option exercise transactions during 2016. There were no option exercise transactions during 2018 and 2017. The payment of dividends is restricted by the Agreement with the Company’s primary lender.
In January 2018, the Company's Form S-3 or Shelf Registration associated with the sale of up to $100 million in corporate securities was declared effective. The Shelf Registration also included an At the Market ("ATM") feature enabling the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares.
(d) Warrants
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share within 10 years of issuance. All of these warrants expired during 2017.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expire in July 2019. All of these warrants were outstanding and exercisable as of December 31, 2018 and 2017.
(e) Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2016 and again during January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 443,041 shares, 547,376 shares and 529,312 shares of common stock for approximately $2.9 million, $3.7 million, and $2.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
(g)  Cumberland Foundation
In December 2017, the Company formed the Cumberland Pharma Foundation (the "Foundation") to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as a nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors was initially comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
Cumberland provided a grant of 50,000 shares of the Company's common stock to the Foundation. The shares will address the ongoing financial needs of the organization, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation will maintain separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation are expected to equal approximately 5% of the Foundation’s total holdings, which is consistent with the historic level of contributions made by Cumberland Pharmaceuticals.
(11) Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2018	2017	2016

Numerator:
Net income (loss) attributable to common shareholders	$(6,963,068)	$(7,978,633)	$(944,683)

Denominator:
Weighted-average shares outstanding – basic	15,614,052	15,911,577	16,236,525
Dilutive effect of restricted stock and stock options	—	—	—
Weighted-average shares outstanding – diluted	15,614,052	15,911,577	16,236,525

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2018	2017	2016

Anti-dilutive shares and options	41,650	18,325	13,300

(12) Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2018	2017

Deferred Tax Assets
Net operating loss and tax credits	$16,410,403	$15,295,547
Property and equipment and intangibles	236,318	232,667
Allowance for accounts receivable	251,068	129,180
Reserve for expired product	558,484	538,141
Inventory	193,150	173,885
Deferred charges	910,577	624,367
Cumulative compensation costs incurred on deductible equity awards	884,049	793,206
Total deferred tax assets	19,444,049	17,786,993

Deferred Tax Liabilities
Intangible assets	(1,974,787)	(2,067,548)
Net deferred tax assets, before valuation allowance	17,469,262	15,719,445
Less: deferred tax asset valuation allowance	(17,382,052)	(15,632,235)
Net deferred tax assets	$87,210	$87,210
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2018:

Years of expiration	Federal	State

2019	$—	$238,047
2020 - 2028	—	38,886,662
2029	44,153,819	10,508,184
2030 - 2037	7,534,351	9,617,093
Indefinite Period	3,918,317	137,040
Total federal and state net operating loss carryforwards	$55,606,487	$59,387,026

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit includes the following components for the years ended December 31:

	2018	2017	2016

Current:
Federal	$—	$—	$867,041
State and other	(16,636)	(59,243)	83,463
Total current income tax (expense) benefit	(16,636)	(59,243)	950,504

Deferred:
Federal	—	(3,682,772)	(537,965)
State	—	(432,874)	(81,615)
Total deferred income tax (expense) benefit	—	(4,115,646)	(619,580)
Total income tax (expense) benefit	$(16,636)	$(4,174,889)	$330,924

The Company’s effective income tax rate for 2018, 2017 and 2016 reconciles with the federal statutory tax rate as follows:

	2018	2017	2016

Federal tax expense at statutory rate	21%	34%	34%
State income tax expense (net of federal income tax benefit)	4%	4%	4%
Permanent differences associated with general business credits	1%	1%	5%
Change in valuation allowance	(25)%	(148)%	(15)%
Change in tax rate	—%	2%	—%
Other permanent differences	(1)%	1%	(2)%
Other	—%	(2)%	(1)%
Net income tax expense	—%	(108)%	25%

In 2017, the Company determined that it was not more likely than not that its net deferred tax assets would be realized. As such, the Company’s income tax provision for the year ended December 31, 2017 reflected a full valuation allowance against net deferred tax assets with the exception of the deferred tax asset for alternative minimum tax (“AMT”) credit carryforwards discussed further below. The Company’s position is unchanged as of December 31, 2018.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In connection with our analysis of the impact of the Tax Act, we recorded a net tax benefit of $0.1 million in the period ended December 31, 2017. This net tax benefit consisted entirely of the release of the valuation allowance against AMT credits that will be realizable under the Tax Act in future periods. While the Company does not expect to record further amounts related to the Tax Act, we will continue to evaluate additional guidance as it is released by the Internal Revenue Service and will record additional amounts if needed.
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
Federal tax years that remain open to examination are 2012 through 2017. Due to a 2009 net operating loss carryback, federal tax years 2006 through 2008 remain open to the extent of net operating losses utilized in those years. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. State tax years that remain open to examination are 2011 to 2017. The Company has no unrecognized tax benefits in 2018, 2017 and 2016.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

	2018	2017	2016

Share-based compensation - employees	$1,244,606	$1,032,094	$833,027
Share-based compensation - nonemployees	120,092	82,969	19,075
Share-based compensation - foundation contribution	$—	$372,500	$—
Total share-based compensation	$1,364,698	$1,487,563	$852,102
At December 31, 2018, there was approximately $2.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.6 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock awards.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock option activity for 2018 and 2017 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2016	5,800	$13.00	1.9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding, December 31, 2017	5,800	13.00	0.9	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding, December 31, 2018	5,800	13.00	0.1	—
Exercisable at December 31, 2018	5,800	$13.00	0.1	$—
The Company did not grant any stock options during 2018, 2017 and 2016, and no options were exercised during 2018 and 2017. Information related to the stock option plans during 2018, 2017 and 2016 was as follows:

	2018	2017	2016

Intrinsic value of options exercised	$—	$—	$—
Weighted-average fair value of options exercised	$—	$—	$—

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2016	703,295	$5.13
Shares granted	238,550	6.48
Shares vested	(146,275)	4.74
Shares forfeited	(27,725)	5.34
Nonvested, December 31, 2017	767,845	5.61
Shares granted	261,680	6.66
Shares vested	(170,759)	4.79
Shares forfeited	(25,025)	6.19
Nonvested, December 31, 2018	833,741	$6.09
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.
(14) Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the Plan), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2018, 2017 and 2016, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheet, was $1.6 million and as of December 31, 2018 and 2017. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.3 million as of December 31, 2018 and 2017, respectively.
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
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis. Rent expense and sublease income were as follows for the years ended December 31:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2018	2017	2016

Rent expense	$1,136,610	$1,074,437	$1,150,614

Sublease income	$662,358	$573,494	$646,235
Cumulative future minimum sublease income under noncancelable operating subleases totals approximately $0.3 million and will be paid through the leases ending in February 2019, March 2019, and October 2022. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31:
2019	$959,902
2020	980,720
2021	1,001,603
2022	871,969
2023	44,508
2024 and thereafter	—
Total future minimum lease payments	$3,858,702

(16) Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2018. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$5,034,955	$—	$5,034,955	$—	$—	$—
U.S. Agency issued mortgage-backed securities - variable rate	—	—	—	—	3,539,102	3,539,102
U.S. Agency notes and bonds - fixed rate	—	—	—	—	198,293	198,293
Corporate bonds	—	2,504,551	2,504,551
SBA loan pools - variable rate	—	—	—	—	935,081	935,081
Short-term cash investments	—	751,173	751,173	—	—	—
Total fair value of marketable securities	$5,034,955	$3,255,724	$8,290,679	$—	$4,672,476	$4,672,476
The fair values of all other financial instruments outstanding as of December 31, 2018 and 2017 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2018 or 2017.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2018	2017	2016

Customer 1	26%	25%	22%
Customer 2	24%	22%	28%
Customer 3	25%	25%	29%
Customer 4	*%	*%	10%
Customer 5	11%	*%	*%
*: less than 10% of total
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 78% and 53% at December 31, 2018 and 2017, respectively.
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
(20) Commitments and Contingencies
Commitments
In connection with the acquisition of certain Kristalose assets during 2011, the Company was required to make quarterly payments based on a percentage of Kristalose net sales through November 2018. The payments are being treated as consideration for the assets acquired, and are being capitalized and amortized over the remaining expected useful life of the acquired asset, currently through 2026.
In connection with its licensing agreements for Caldolor, Ethyol, and Totect, the Company is required to pay royalties based on net sales over the life of the contracts. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In connection with the acquisition of Vibativ, the Company is required to pay royalties based on net sales of the product. At the purchase date, Cumberland recorded the fair value of this liability and will continue to evaluate the liability each period and the royalty expense is recognized as a component of selling and marketing expense in the period that the change in fair value is recognized.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(21) Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2018:
Net revenues	$8,587,605	$10,163,724	$8,492,530	$13,497,906	$40,741,765
Operating income (loss)	(2,452,222)	(868,978)	(1,806,883)	(2,262,689)	(7,390,772)
Net income (loss) attributable to common shareholders	(2,379,239)	(720,688)	(1,643,044)	(2,220,097)	(6,963,068)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.15)	$(0.05)	$(0.11)	$(0.14)	$(0.45)
Diluted	$(0.15)	$(0.05)	$(0.11)	$(0.14)	$(0.45)

2017:
Net revenues	$9,636,755	$8,667,127	$11,196,961	$11,649,288	$41,150,131
Operating income (loss)	(657,802)	(1,680,871)	(839,349)	(903,326)	(4,081,348)
Net income (loss) attributable to common shareholders	(1,274,446)	(5,160,611)	(743,031)	(800,545)	(7,978,633)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.08)	$(0.32)	$(0.05)	$(0.05)	$(0.50)
Diluted	$(0.08)	$(0.32)	$(0.05)	$(0.05)	$(0.50)

(1) Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2018, 2017 and 2016

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2016	$381,240	$3,755,804		$—	$(3,687,185)	(1)	$449,859
2017	449,859	5,066,526		—	(5,008,851)	(1)	507,534
2018	507,534	6,286,581		—	(5,800,775)	(1)	993,340

Valuation allowance for deferred tax assets:
For the years ended December 31:
2016	$185,497	$203,003		$—	$—		$388,500
2017	388,500	(665,039)	(2)	15,908,774	—		15,632,235
2018	15,632,235	1,749,817		—	—		17,382,052

(1) Composed of actual returns and credits for chargebacks and cash discounts.
(2) Amount includes $4,202,854 related to increase in the valuation allowance during the year, net of $4,867,893 related to the revaluation of deferred income tax balances for new rates under the Tax Act.