Form 10-Q
period 2019-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2019-05-15
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol	Name of exchanged on which registered	Outstanding at May 10, 2019
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,537,130

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,609,415	$27,938,960
Marketable securities	9,667,073	8,290,679
Accounts receivable, net	9,973,995	7,844,249
Inventories, net	11,259,233	12,078,343
Prepaid and other current assets	2,456,453	2,963,806
Total current assets	57,966,169	59,116,037
Non-current inventories	15,862,092	15,749,000
Property and equipment, net	744,085	771,213
Intangible assets, net	32,910,261	33,655,099
Goodwill	882,000	784,000
Deferred tax assets, net	43,605	87,210
Other assets	6,209,417	2,531,309
Total assets	$114,617,629	$112,693,868
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,292,014	$11,093,297
Other current liabilities	18,706,631	16,710,927
Total current liabilities	27,998,645	27,804,224
Revolving line of credit	20,000,000	20,000,000
Other long-term liabilities	11,428,257	9,319,143
Total liabilities	59,426,902	57,123,367
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,547,517 and 15,481,497 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	50,759,257	51,098,613
Retained earnings	4,672,276	4,746,154
Total shareholders’ equity	55,431,533	55,844,767
Noncontrolling interests	(240,806)	(274,266)
Total equity	55,190,727	55,570,501
Total liabilities and equity	$114,617,629	$112,693,868
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net revenues	$11,902,747	$8,587,605
Costs and expenses:
Cost of products sold	1,999,736	1,527,961
Selling and marketing	5,120,505	4,670,511
Research and development	1,267,601	1,874,939
General and administrative	2,670,056	2,330,281
Amortization	1,021,645	636,135
Total costs and expenses	12,079,543	11,039,827
Operating income (loss)	(176,796)	(2,452,222)
Interest income	115,861	82,494
Interest expense	(60,911)	(18,302)
Income (loss) before income taxes	(121,846)	(2,388,030)
Income tax (expense) benefit	81,428	(4,159)
Net income (loss)	(40,418)	(2,392,189)
Net (income) loss at subsidiary attributable to noncontrolling interests	(33,460)	12,950
Net income (loss) attributable to common shareholders	$(73,878)	$(2,379,239)
Earnings (loss) per share attributable to common shareholders
- basic	$—	$(0.15)
- diluted	$—	$(0.15)
Weighted-average shares outstanding
- basic	15,472,952	15,689,240
- diluted	15,472,952	15,689,240

Comprehensive income (loss) attributable to common shareholders	(73,878)	(2,379,239)
Net (income) loss at subsidiary attributable to noncontrolling interests	(33,460)	12,950
Total comprehensive income (loss)	$(40,418)	$(2,392,189)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(40,418)	$(2,392,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,076,246	692,991
Deferred tax expense	43,605	—
Share-based compensation	364,434	339,209
(Decrease) increase in non-cash contingent consideration	(269,422)	—
Noncash interest expense	10,497	18,303
Noncash investment gains	(44,191)	(43,338)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(2,129,746)	2,093,950
Inventories	819,110	76,323
Other current assets and other assets	134,578	600,884
Accounts payable and other current liabilities	3,499	(1,254,535)
Other long-term liabilities	(353,925)	103,991
Net cash provided by (used in) operating activities	(385,733)	235,589
Cash flows from investing activities:
Additions to property and equipment	(27,474)	(94,881)
Purchases of marketable securities	(7,816,191)	(15,151,948)
Proceeds from sale of marketable securities	6,483,988	4,257,657
Additions to intangible assets	(363,711)	(532,954)
Net cash used in investing activities	(1,723,388)	(11,522,126)
Cash flows from financing activities:
Borrowings on line of credit	19,000,000	12,000,000
Repayments on line of credit	(19,000,000)	(9,800,000)
Proceeds from sales of common stock, net of offering costs	—	200,909
Payments of deferred offering costs	—	(248,108)
Cash payment of contingent consideration	(507,505)	—
Repurchase of common shares	(712,919)	(1,016,156)
Net cash provided by (used in) financing activities	(1,220,424)	1,136,645
Net increase (decrease) in cash and cash equivalents	(3,329,545)	(10,149,892)
Cash and cash equivalents at beginning of period	$27,938,960	45,412,868
Cash and cash equivalents at end of period	$24,609,415	$35,262,976

Supplemental non-cash investing and financing activities:
Recognition of operating lease assets and liabilities through adoption of ASC 842	$3,629,320	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
Proceeds from sales of common stock, net of offering costs	30,704	200,909	—	—	200,909
Share-based compensation	145,550	339,209	—	—	339,209
Repurchase of common shares	(172,079)	(1,195,225)	—	—	(1,195,225)
Net loss	—	—	(2,379,239)	(12,950)	(2,392,189)
Balance, March 31, 2018	15,727,250	$51,755,834	$9,329,983	$(211,512)	$60,874,305

				Noncontrolling interests
	Common stock		Retained earnings		Total equity
	Shares	Amount
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Share-based compensation	187,486	364,434	—	—	364,434
Repurchase of common shares	(121,466)	(703,790)	—	—	(703,790)
Net loss	—	$—	$(73,878)	$33,460	$(40,418)
Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2018 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2019, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) consisted solely of net income (loss) for the three months ended March 31, 2019 and 2018.
Recent Accounting Guidance
Recent Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance in the form of a FASB Accounting Standards Update ("ASU") No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance (formerly "capital leases") or operating, with classification affecting the pattern of expense recognition in the income statement. The standard provides for a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients. In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements", allowing for an alternative transition method (the effective date approach). It allows an entity to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Cumberland adopted the lease guidance effective January 1, 2019 using the package of transition practical expedients. This allowed the Company to retain the lease classification for any leases existing prior to adoption, in addition to other benefits. See additional discussion of the impact of adopting the lease accounting guidance in Note 6.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the ASU’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard on its trade and other receivables.

In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard will be effective for the Company on January 1, 2020 with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.
Accounting Policies:
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns (2) the allowances for obsolescent or unmarketable inventory (3) assumptions used in estimating acquisition date fair value of assets acquired in business combinations and (4) valuation of contingent consideration liability associated with business combinations.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, U.S. government agency issued mortgage-backed securities, U.S. government agency notes and bonds, Small Business Administration (“SBA”) loan pools, corporate bonds and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2019 and December 31, 2018, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$5,088,386	$—	$5,088,386	$5,034,955	$—	$5,034,955
Corporate bonds	—	—	—	—	2,504,551	2,504,551
Commercial paper		2,256,191	2,256,191	—	—	—
Short-term cash investments	—	2,322,496	2,322,496	—	751,173	751,173
Total fair value of marketable securities	$5,088,386	$4,578,687	$9,667,073	$5,034,955	$3,255,724	$8,290,679

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(73,878)	$(2,379,239)
Denominator:
Weighted-average shares outstanding – basic	15,472,952	15,689,240
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,472,952	15,689,240
As of March 31, 2019 and 2018, restricted stock awards and options to purchase 263,919 and 247,530 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
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

The Company’s net revenues consisted of the following for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Products:
Acetadote	$849,502	$1,273,764
Omeclamox-Pak	199,537	141,392
Kristalose	3,307,658	3,269,901
Vaprisol	286,676	93,890
Caldolor	1,317,074	1,039,747
Ethyol	3,091,991	2,256,073
Totect	80,896	412,774
Vibativ	2,060,195	—
Other	709,218	100,064
Total net revenues	$11,902,747	$8,587,605

Other Revenues
The Company has agreements with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is typically entitled to receive a non-refundable, up-front payment at the time each agreement is entered into and additional payments upon the partners' achievement of defined regulatory approvals, sales milestones or both. The Company may also be entitled to receive royalties on future sales of the products under the agreements and a transfer price on supplies.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2019 and December 31, 2018, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.1 million and $0.3 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at the third-party manufacturer. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total. Consigned inventory represents Authorized Generic inventory stored until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $14.9 million that are classified as non-current inventories at March 31, 2019 and December 31, 2018. Non-current inventories also include $0.9 million and $0.8 million in Vibativ finished goods at March 31, 2019 and December 31, 2018, respectively.

The Company's net inventories consisted of the following:

	March 31, 2019	December 31, 2018

Raw materials and work in process	$18,383,018	$18,378,450
Consigned inventory	683,733	937,006
Finished goods, net of reserve	8,054,574	8,511,887
Total inventories	27,121,325	27,827,343
less non-current inventories	(15,862,092)	(15,749,000)
Total inventories classified as current	$11,259,233	$12,078,343

(6) LEASES
In March 2016, the FASB issued ASU 2016-02. ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The Company adopted ASU 2016-02 under the alternative transition method (the effective date approach). It allowed the Company to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Prior periods have not been adjusted.
The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases currently classified as operating leases. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. The Company did not have any leases classified as finance leases at January 1, 2019 or March 31, 2019. The new lease accounting standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for any period presented.
The Company elected the package of practical expedients offered in the transition guidance which allows management not to reassess lease identification, lease classification and initial direct costs at the adoption date.
These operating leases resulted in initial ROU assets of $3.6 million and lease liabilities of $3.8 million as of January 1, 2019 for non-cancelable operating leases with original lease terms in excess of one year.
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term is 3.7 years and the weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%.

Lease Position
At March 31, 2019, the Company recorded the following on the Condensed Consolidated Balance Sheet:

Right-of-Use Assets	Balance Sheet Classification	March 31, 2019
Operating lease right-of-use assets	Other non-current assets	$3,487,977
Total		$3,487,977

Lease Liabilities	Balance Sheet Classification	March 31, 2019
Current:
Operating lease liabilities	Other current liabilities	$1,023,603
Noncurrent:
Operating lease liabilities	Other long-term liabilities	2,605,717
Total		$3,629,320

Maturity of Leases Liabilities at March 31, 2019	Operating Leases
2019	$825,712
2020	1,120,067
2021	1,144,889
2022	1,019,313
2023	92,478
After 2023	0
Total lease payments	4,202,459
Less: Interest	(573,139)
Present value of lease liabilities	$3,629,320

The Company's future minimum lease commitments as of December 31 2018, under Accounting Standards Codification 840, predecessor to the newly adopted lease accounting guidance, are as follows:

Year ending December 31:
2019	$959,902
2020	980,720
2021	1,001,603
2022	871,969
2023	44,508
2024 and thereafter	—
Total future minimum lease payments	$3,858,702

(7) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2019 and March 31, 2018, the Company repurchased 121,466 shares and 172,079 shares, respectively, of common stock for approximately $0.7 million and $1.2 million, respectively.

Share purchases and sales
During the March 2019 trading window, several members of the the Company's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to further the amount of ownership by the Board of Directors. During the March 2019 trading window, one Board member entered into a share sale agreement, as required by a policy change by his employer, which now prohibits his ownership in the Company. The policy did not impact his ability to serve on the Company's Board of Directors.
Share Sale
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. During the three months ended March 31, 2018, the Company issued 30,704 shares of common stock for gross proceeds of $0.2 million as part of its At-The-Market (“ATM”) sales agreement with B. Riley FBR. The Company did not issue any shares under the ATM during the three months ended March 31, 2019.
Restricted Share Grants
During the three months ended March 31, 2019, and March 31, 2018, the Company issued 222,269 shares and 229,205 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Debt Agreement
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, the Company entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. Cumberland increased the maximum aggregate principal available for borrowing to support potential future acquisitions and general corporate purposes. The initial revolving line of credit under the Pinnacle Agreement was for up to an aggregate principal amount of $12.0 million with the ability to increase the principal amount available for borrowing up to $20.0 million, upon the satisfaction of certain conditions.
The Pinnacle Agreement replaced the June 2014 Revolving Credit Loan Agreement with SunTrust Bank, which was to expire on June 30, 2018. The Company had $20.0 million in borrowings under the Pinnacle Agreement at March 31, 2019 and December 31, 2018, thereby using all of its available borrowing under its revolving line of credit.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 5.2% at March 31, 2019). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. As a result of the Third Amendment, the Company was in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2019.

(8) INCOME TAXES
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

(9) COLLABORATIVE AGREEMENTS
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

(10) RECENT PRODUCT ADDITIONS
Omeclamox-Pak
In December 2018, Cumberland completed an agreement with Gasto-enterlogics Inc. ("GEL") to acquire the remaining product rights associated with Omeclamox-Pak, including the product’s FDA-approved New Drug Application and the domestic and international trademarks. As part of the transaction, which was accounted for as an asset acquisition, Cumberland paid $2.3 million during 2018 and ended Cumberland’s payments of royalties and manufacturing fees to GEL. The Company has now assumed responsibility for the maintenance of the product’s FDA approval and for the oversight of the product’s manufacturing and packaging.
Vibativ
During November 2018, the Company closed on an agreement with Theravance Biopharma ("Theravance") to acquire the global responsibility for Vibativ including the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. Cumberland acquired Vibativ to further add to its product offerings, increase its net revenue and positively contribute to the Company's operating results. While Cumberland is still evaluating the tax deductibility of the goodwill acquired in the acquisition, it expects those amounts to be deductible for tax purposes.
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company paid an upfront payment of $20.0 million with a $5.0 million cash payment that was provided in early April 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% on future net sales of the product. The future royalty payments are required to be recognized at their acquisition-date fair value as part of the contingent consideration transferred in the business combination.

The following table summarizes the initial payments and consideration for the business combination:

Consideration:
Cash paid at closing	$20,000,000
Cash payment during early 2019	5,000,000
Fair value of contingent consideration - net sales royalty	9,182,000
Total consideration	$34,182,000

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

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(507,505)
Change in fair value of contingent consideration included in operating expenses	(269,422)
Contingent consideration earned and accrued in operating expenses	199,432
Balance at March 31, 2019	$9,072,505

The following table summarizes the final allocation of the fair values of the assets acquired as part of the acquisition of Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	$11,750,000
Goodwill	882,000
Total intangibles and goodwill	$12,632,000
Total assets acquired	$34,182,000
The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $2.2 million and the non-current portion is $6.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; and management of our growth and integration of our acquisitions. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”). We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

OVERVIEW

Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development, and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology, and oncology supportive care. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address unmet or poorly met medical needs. We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to bring our medicines to patients in their countries.

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

We have both product development and commercial capabilities and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing, and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release, and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently market eight FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the early stage drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:
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
Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs, as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ represents our largest product acquisition.
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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance the opportunity for our brands. Our recent co-promotion partnerships with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc allow us to expand current promotional support for Kristalose across the United States.
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
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all material press releases and other reports as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission, (“SEC”). These filings are also available to the public at www.sec.gov.

RECENT DEVELOPMENTS
Methotrexate
On January 18, 2019, the Company received notification from the U.S Food and Drug Administration (“FDA”) that the new drug application (“NDA”) for our new line of methotrexate products is complete and acceptable for filing. Furthermore, the FDA has set September 2019 as the Prescription Drug User Fee (“PDUFA”) action date for an approval decision. In November 2018, we submitted the NDA for approval from the FDA. In conjunction with this submission, we remitted payment of $1.3 million to the FDA for the PDUFA Application Fee associated with this methotrexate product line application. These products are designed to treat adult and pediatric patients with rheumatoid arthritis, as well as adults with psoriasis.
Caldolor
On January 28, 2019, the FDA approved the application of our next generation Caldolor (ibuprofen) injection product. In February 2018, Cumberland completed and filed with the FDA an application for approval. The product features a new, patented formulation in a more convenient to use package. In April 2018, the FDA determined that the application was complete and notified us of their acceptance for review. On August 2, 2018, we received a complete response from the FDA outlining additional quality and nonclinical data needed for the application’s approval. On September 26, 2018, the Company submitted an amendment to our application containing additional quality and nonclinical data.
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
In February 2019, CET and the technology transfer organization for the Medical University of South Carolina ("MUSC") entered into an agreement, adding to CET’s roster of academic collaborations which also includes Vanderbilt University, the University of Mississippi, Louisiana State University and the University of Tennessee Research Foundation. Under the agreement, CET will evaluate MUSC discoveries, license intellectual property rights to promising technologies, and partner with MUSC research scientists to advance product development toward commercialization.
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
Strategic Review
On March 29, 2019, we announced that we had initiated a strategic review of our brands, capabilities and international partners. This review followed our accelerated business development initiative, which delivered a series of transactions over the last thirty-six months. Because of that progress, we felt that it was prudent to take a fresh look at our portfolio, partners, and organization to ensure we have the proper focus and capabilities. As a result:
•In China, the largest market for pharmaceutical products outside the U.S., we have reached an agreement with Hong Kong WinHealth Pharmaceuticals (“WinHealth”) to assume responsibility for our Acetadote and Caldolor brands in that market. WinHealth will provide $2 million in milestone payments and up to an estimated $290 million in revenue contribution over a ten - year period for supplies following the registration of both products in China.
•Meanwhile, we have reached an agreement with Clinigen Group plc to return the U.S. rights to their Ethyol and Totect brands to them later this year in exchange for $5 million in financial consideration paid over a two year period.

•As a result, our hospital product efforts will now be focused on our three key acute care products. We are expanding our hospital sales division as well as our field-based medical science team in order to ensure coverage and support for the majority of our acute care business in the U.S.
•We have also been meeting with our other key international partners and expect to announce additional improvements to that network over the remainder of the year.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
The following table presents the unaudited interim statements of operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018	Change
Net revenues	$11,902,747	$8,587,605	$3,315,142
Costs and expenses:
Cost of products sold	1,999,736	1,527,961	471,775
Selling and marketing	5,120,505	4,670,511	449,994
Research and development	1,267,601	1,874,939	(607,338)
General and administrative	2,670,056	2,330,281	339,775
Amortization	1,021,645	636,135	385,510
Total costs and expenses	12,079,543	11,039,827	1,039,716
Operating income (loss)	(176,796)	(2,452,222)	2,275,426
Interest income	115,861	82,494	33,367
Interest expense	(60,911)	(18,302)	(42,609)
Income (loss) before income taxes	(121,846)	(2,388,030)	2,266,184
Income tax (expense) benefit	81,428	(4,159)	85,587
Net income (loss)	$(40,418)	$(2,392,189)	$2,351,771

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2019	2018	Change
Products:
Acetadote	$849,502	$1,273,764	$(424,262)
Omeclamox-Pak	199,537	141,392	58,145
Kristalose	3,307,658	3,269,901	37,757
Vaprisol	286,676	93,890	192,786
Caldolor	1,317,074	1,039,747	277,327
Ethyol	3,091,991	2,256,073	835,918
Totect	80,896	412,774	(331,878)
Vibativ	2,060,195	—	2,060,195
Other	709,218	100,064	609,154
Total net revenues	$11,902,747	$8,587,605	$3,315,142

Net revenues. Net revenues for the three months ended March 31, 2019 were $11.9 million compared to $8.6 million for the three months ended March 31, 2018, representing an increase of $3.3 million, or 39%. The increase is due primarily to net revenues associated with our newest product, Vibativ and as detailed in the table above, five of our eight marketed products experienced increases in net revenue during the quarter: Omeclamox-Pak, Kristalose, Vaprisol, Caldolor, and Ethyol. This increase was partially offset by a decrease in Totect and Acetadote net revenue compared to the prior year period.
Vaprisol revenue experienced an increase of $0.2 million during the first quarter of 2019 when compared to the prior year period due to higher sales volumes.
Ethyol revenue increased by $0.8 million for the three months ended March 31, 2019 compared to three months ended March 31, 2018 as a result of higher sales volume.

Kristalose revenue increased by 1.2% during the first quarter of 2019 when compared to the prior year period. The product's net revenue experienced an improvement in net pricing for the product.
Omeclamox-Pak revenue increased $0.1 million for the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher sales volumes and improved net pricing during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a $0.4 million decrease in revenue from our Acetadote brand when compared to the prior year period as a result of generic competition.
Caldolor revenue increased $0.3 million for the three months ended March 31, 2019 primarily due to increased domestic and international sales revenue in the first quarter of 2019 compared to the first quarter of 2018. The product also experienced an improvement in net pricing.
Cost of products sold. Cost of products sold for the first quarter of 2019 increased $0.5 million compared to the prior year period as a result of increased sales. Cost of products sold, as a percentage of net revenues, improved to 16.8% during the three months ended March 31, 2019 compared to 17.8% during the three months ended March 31, 2018. This improvement in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the decrease in Totect sales, during the quarter compared to the prior year period.
Selling and marketing. Selling and marketing expense for the first quarter of 2019 increased $0.4 million compared to the prior year period. This increase is primarily attributable to higher royalties related to the increased product sales during the first quarter of 2019.
Research and development. Research and development costs for the first quarter of 2019 were $1.3 million, compared to $1.9 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. The $0.6 million decrease was the result of a lower amount of variable spending required during the period compared to the prior year period for our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the first quarter of 2019 increased to $2.7 million from $2.3 million during the first quarter of 2018 as a result of increases in advisory, legal and professional fees during the period. A portion of these increased costs were related to our acquisition of Vibativ.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2019 and the three months ended March 31, 2018 totaled approximately $1.0 million and $0.6 million, respectively. This increase was driven primarily by the amortization of the intangible assets acquired in the Vibativ transaction.
Income taxes. Income tax benefit for the three months ended March 31, 2019 was $0.1 million. As a percentage of income (loss) before income taxes, the income tax benefit was 66.8% for the three months ended March 31, 2019 compared to income tax expense of 0.2% for the three months ended March 31, 2018.
As of March 31, 2019, we have approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options in 2009 that have historically been used to significantly offset future income tax obligations. Since they were generated during 2009, we have utilized these net operating loss carryforwards to pay minimal income taxes. We will continue to pay minimal income taxes during 2019 and beyond, through the continued utilization of these net operating loss carryforwards, as we are able to achieve taxable income through our operations.

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds, commercial paper and other marketable securities.  At March 31, 2019 and December 31, 2018, we had approximately $9.7 million and $8.3 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$24,609,415	$27,938,960
Marketable securities	9,667,073	8,290,679
Total cash, cash equivalents and marketable securities	$34,276,488	$36,229,639

Working capital (current assets less current liabilities)	$29,967,524	$31,311,813
Current ratio (multiple of current assets to current liabilities)	2.1	2.1

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(385,733)	$235,589
Investing activities	(1,723,388)	(11,522,126)
Financing activities	(1,220,424)	1,136,645
Net increase (decrease) in cash and cash equivalents	$(3,329,545)	$(10,149,892)
The net $3.3 million decrease in cash and cash equivalents for the three months ended March 31, 2019 was attributable to cash used in investing, financing and operating activities. Cash used in operating activities of $0.4 million was primarily impacted by the increase in accounts receivable of $2.1 million. The use of operating cash was partially offset by the add back of non-cash expenses of depreciation and amortization and share-based compensation expense totaling $1.4 million. Cash used in investing activities included net cash invested in marketable securities of $1.3 million and additions to intangibles of $0.4 million. Our financing activities reflected the $0.7 million in cash used to repurchase shares of our common stock.
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

Debt Agreement
On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 7 to the accompanying unaudited condensed consolidated financial statements
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. As a result of the Third Amendment, we were in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2019 and expect to maintain compliance with this covenant in future periods.
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2019 and 2018, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $9.7 million in marketable securities outstanding at March 31, 2019, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 5.2% at March 31, 2019). As of March 31, 2019, we had $20 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2019 and 2018. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are considered effective to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
During the three months ended March 31, 2019, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the information regarding risk factors that appears in the 2018 Annual Report on Form 10-K under the section titled "Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
We currently have a share repurchase program to purchase up to $10 million of our common stock pursuant to Rule 10b-18 of the Exchange Act. In January 2019, our Board of Directors established the current $10 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock.
The following table summarizes the activity, by month, during the three months ended March 31, 2019:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	21,018		$6.00	21,018	$1,247,180
February	12,436		5.70	12,436	9,929,124
March	88,012	(1)	5.76	88,012	9,422,065
Total	121,466			121,466

(1) Of this amount, 67,391 shares were repurchased directly through private purchases at the then-current fair market value of common stock.
Item 5. Other Information
The following information is included for the purpose of providing the disclosures required under "Item 1.01 - Entry into a Material Definitive Agreement" of Form 8-K.
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified the definitions and terms of the existing financial covenants.

Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Note that the description is qualified by its entirety by the amendment which is incorporated by reference as Exhibit 10.2.

Item 6. Exhibits

No.		Description

10.1
First Amendment to Revolving Credit Note and Second Amendment to Revolving Credit Loan Agreement, dated as of October 17, 2018, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on October 19, 2018.

10.2*		Second Amendment to Revolving Credit Note and Third Amendment to Revolving Credit Loan Agreement, dated as of May 10, 2019 by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	May 15, 2019	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer