Form 10-Q
period 2019-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2019-08-14
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchanged on which registered	Outstanding at August 9, 2019
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,373,815

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,951,180	$27,938,960
Marketable securities	9,479,686	8,290,679
Accounts receivable, net	8,427,278	7,844,249
Inventories, net	10,648,859	12,078,343
Prepaid and other current assets	2,425,354	2,963,806
Total current assets	51,932,357	59,116,037
Non-current inventories	15,840,962	15,749,000
Property and equipment, net	737,238	771,213
Intangible assets, net	32,044,234	33,655,099
Goodwill	882,000	784,000
Deferred tax assets, net	43,605	87,210
Other assets	6,065,828	2,531,309
Total assets	$107,546,224	$112,693,868
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,539,981	$11,093,297
Other current liabilities	12,777,148	16,710,927
Total current liabilities	22,317,129	27,804,224
Revolving line of credit	20,000,000	20,000,000
Other long-term liabilities	11,540,378	9,319,143
Total liabilities	53,857,507	57,123,367
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,471,070 and 15,481,497 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	49,938,254	51,098,613
Retained earnings	4,122,769	4,746,154
Total shareholders’ equity	54,061,023	55,844,767
Noncontrolling interests	(372,306)	(274,266)
Total equity	53,688,717	55,570,501
Total liabilities and equity	$107,546,224	$112,693,868
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenues	$11,580,600	$10,163,724	$23,483,347	$18,751,329
Costs and expenses:
Cost of products sold	2,012,196	1,523,319	4,011,932	3,051,280
Selling and marketing	5,153,129	5,076,250	10,273,634	9,746,761
Research and development	1,458,366	1,450,390	2,725,967	3,325,329
General and administrative	2,528,916	2,334,223	5,198,972	4,664,504
Amortization	1,029,708	648,520	2,051,353	1,284,655
Total costs and expenses	12,182,315	11,032,702	24,261,858	22,072,529
Operating income (loss)	(601,715)	(868,978)	(778,511)	(3,321,200)
Interest income	130,565	149,706	246,426	232,200
Interest expense	(91,200)	(22,019)	(152,111)	(40,321)
Income (loss) before income taxes	(562,350)	(741,291)	(684,196)	(3,129,321)
Income tax (expense) benefit	(4,462)	(4,159)	76,966	(8,318)
Net income (loss)	(566,812)	(745,450)	(607,230)	(3,137,639)
Net (income) loss at subsidiary attributable to noncontrolling interests	17,305	24,762	(16,155)	37,712
Net income (loss) attributable to common shareholders	$(549,507)	$(720,688)	$(623,385)	$(3,099,927)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.04)	$(0.05)	$(0.04)	$(0.20)
- diluted	$(0.04)	$(0.05)	$(0.04)	$(0.20)
Weighted-average shares outstanding
- basic	15,523,628	15,674,954	15,497,989	15,682,348
- diluted	15,523,628	15,674,954	15,497,989	15,682,348

Comprehensive income (loss) attributable to common shareholders	(549,507)	(720,688)	(623,385)	(3,099,927)
Net (income) loss at subsidiary attributable to noncontrolling interests	17,305	24,762	(16,155)	37,712
Total comprehensive income (loss)	$(566,812)	$(745,450)	$(607,230)	$(3,137,639)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(607,230)	$(3,137,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,174,397	1,394,728
Deferred tax expense	43,605	—
Share-based compensation	760,982	665,309
(Decrease) increase in non-cash contingent consideration	(321,894)	—
Noncash interest expense	28,111	33,730
Noncash investment gains	(125,804)	(118,188)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(583,029)	2,589,017
Inventories	1,429,484	(607,653)
Other current assets and other assets	141,577	804,729
Accounts payable and other current liabilities	(1,132,333)	(730,760)
Other long-term liabilities	(342,940)	136,402
Net cash provided by operating activities	1,464,926	1,029,675
Cash flows from investing activities:
Additions to property and equipment	(89,070)	(131,684)
Purchases of marketable securities	(9,627,191)	(16,916,890)
Proceeds from sale of marketable securities	8,563,988	6,904,205
Cash paid for acquisitions	(5,000,000)	—
Additions to intangible assets	(395,005)	(593,121)
Net cash used in investing activities	(6,547,278)	(10,737,490)
Cash flows from financing activities:
Borrowings on line of credit	36,000,000	24,000,000
Repayments on line of credit	(36,000,000)	(21,800,000)
Proceeds from sales of common stock, net of offering costs	—	200,909
Payments of deferred offering costs	—	(248,108)
Cash payment of contingent consideration	(684,738)	—
Repurchase of common shares	(1,220,690)	(1,951,199)
Net cash (used in) provided by financing activities	(1,905,428)	201,602
Net increase (decrease) in cash and cash equivalents	(6,987,780)	(9,506,213)
Cash and cash equivalents at beginning of period	$27,938,960	45,412,868
Cash and cash equivalents at end of period	$20,951,180	$35,906,655

Supplemental non-cash operating, investing and financing activities:
Recognition of operating lease assets and liabilities through adoption of ASC 842	$3,629,320	$—
Repurchase of subsidiary shares from noncontrolling interests	$(800,000)	$—
Additions to intangible assets from final purchase price allocation	$148,000	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
Proceeds from sales of common stock, net of offering costs	30,704	200,909	—	—	200,909
Share-based compensation	145,550	339,209	—	—	339,209
Repurchase of common shares	(172,079)	(1,195,225)	—	—	(1,195,225)
Net loss	—	—	(2,379,239)	(12,950)	(2,392,189)
Balance, March 31, 2018	15,727,250	$51,755,834	$9,329,983	$(211,512)	$60,874,305

Balance, March 31, 2018	15,727,250	$51,755,834	$9,329,983	$(211,512)	$60,874,305
Proceeds from sales of common stock, net of offering costs	—	—	—	—	0
Share-based compensation	4,750	326,100	—	—	326,100
Repurchase of common shares	(127,291)	(784,505)	—	—	(784,505)
Net loss	—	—	(720,688)	(24,762)	(745,450)
Balance, June 30, 2018	15,604,709	$51,297,429	$8,609,295	$(236,274)	$59,670,450

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Share-based compensation	187,486	364,434	—	—	364,434
Repurchase of common shares	(121,466)	(703,790)	—	—	(703,790)
Net loss	—	—	(73,878)	33,460	(40,418)
Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727

Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727
Share-based compensation	8,000	396,548	—	—	396,548
Repurchase of subsidiary shares from noncontrolling interest	—	(685,805)	—	(114,195)	(800,000)
Repurchase of common shares	(84,447)	(531,746)	—	—	(531,746)
Net loss	—	$—	$(549,507)	$(17,305)	$(566,812)
Balance, June 30, 2019	15,471,070	$49,938,254	$4,122,769	$(372,306)	$53,688,717
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2018 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2019, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) consisted solely of net income (loss) for the three and six months ended June 30, 2019 and 2018.
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
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met, the election must be applied on an instrument-by-instrument basis, and the election is not available for either available-for-sale or held-to-maturity debt securities. As Cumberland has not yet adopted ASU 2016-13, the effective dates are the same as those in ASU 2016-13, January 1, 2020. The Company is in the initial stage of evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company is in the initial stage of evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of June 30, 2019 and December 31, 2018, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$5,155,696	$—	$5,155,696	$5,034,955	$—	$5,034,955
Corporate bonds	—	—	—	—	2,504,551	2,504,551
Commercial paper		2,265,824	2,265,824	—	—	—
Short-term cash investments	—	2,058,166	2,058,166	—	751,173	751,173
Total fair value of marketable securities	$5,155,696	$4,323,990	$9,479,686	$5,034,955	$3,255,724	$8,290,679

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(549,507)	$(720,688)
Denominator:
Weighted-average shares outstanding – basic	15,523,628	15,674,954
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,523,628	15,674,954

	Six months ended June 30,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(623,385)	$(3,099,927)
Denominator:
Weighted-average shares outstanding – basic	15,497,989	15,682,348
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,497,989	15,682,348

As of June 30, 2019 and 2018, restricted stock awards and options to purchase 13,500 and 231,905 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. As discussed in Note 10, during November 2018 Cumberland entered into an agreement to acquire the global responsibility for Vibativ. The product began contributing to Cumberland's net revenue during 2018.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Products:
Acetadote	$983,473	$841,431	$1,832,976	$2,115,741
Omeclamox-Pak	478,604	89,952	678,141	231,344
Kristalose	3,476,807	3,203,743	6,785,050	6,473,097
Vaprisol	212,526	1,685,900	499,202	1,779,790
Caldolor	1,054,718	1,101,023	2,372,599	2,140,771
Ethyol	2,008,247	2,809,691	5,099,429	5,065,764
Totect	154,910	269,190	235,805	681,964
Vibativ	2,599,280	—	4,659,471	—
Other	612,035	162,794	1,320,674	262,858
Total net revenues	$11,580,600	$10,163,724	$23,483,347	$18,751,329

Other Revenues
During the three months ended June 30, 2019, Cumberland executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. In conjunction with these new arrangements, the Company terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co ("Gloria Pharmaceuticals") for the two brands. In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. As a result of these agreements, Cumberland recognized approximately $0.3 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during the three months ended June 30, 2019. Cumberland's performance obligation was satisfied upon entering into the agreements to license each of the products intellectual property. CET grant revenue for the three and six months ended June 30, 2019 included in other revenue was $0.2 million and $0.8 million, respectively.

The Company has agreements with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is typically entitled to receive a non-refundable, up-front payment at the time each agreement is entered into as a result of providing the distinct intellectual property rights for the respective international territory. These agreements also provide for additional payments upon the partners' achievement of defined regulatory approvals, sales milestones or both. The Company may also be entitled to receive royalties on future sales of the products under the agreements and a transfer price on supplies. The contractual payments associated with the partners achievement of regulatory approvals, sales milestones and royalties on future sales are recognized as revenue upon occurrence, or at such time that the Company has a high degree of confidence that the revenue would not be reversed in a subsequent period.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2019 and December 31, 2018, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.1 million and $0.3 million, respectively.
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
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $14.9 million that are classified as non-current inventories at June 30, 2019 and December 31, 2018. Non-current inventories also include $0.6 million and $0.8 million in Vibativ finished goods at June 30, 2019 and December 31, 2018, respectively. During 2019, Cumberland also obtained $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives.
The Company's net inventories consisted of the following:

	June 30, 2019	December 31, 2018

Raw materials and work in process	$19,076,378	$18,378,450
Consigned inventory	774,225	937,006
Finished goods, net of reserves	6,639,218	8,511,887
Total inventories	26,489,821	27,827,343
less non-current inventories	(15,840,962)	(15,749,000)
Total inventories classified as current	$10,648,859	$12,078,343

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

The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases currently classified as operating leases. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. The Company did not have any leases classified as finance leases at January 1, 2019 or June 30, 2019. The new lease accounting standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for any period presented.
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
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term is 3.5 years and the weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%.
Lease Position
At June 30, 2019, the Company recorded the following on the Condensed Consolidated Balance Sheet:

Right-of-Use Assets	Balance Sheet Classification	June 30, 2019
Operating lease right-of-use assets	Other non-current assets	$3,260,767
Total		$3,260,767

Lease Liabilities	Balance Sheet Classification	June 30, 2019
Current:
Operating lease liabilities	Other current liabilities	$899,262
Noncurrent:
Operating lease liabilities	Other long-term liabilities	2,502,850
Total		$3,402,112

Maturity of Leases Liabilities at June 30, 2019	Operating Leases
2019	$532,465
2020	1,120,066
2021	1,144,889
2022	1,019,313
2023	92,477
After 2023	0
Total lease payments	3,909,210
Less: Interest	(507,098)
Present value of lease liabilities	$3,402,112

(7) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2019 and June 30, 2018, the Company repurchased 205,913 shares and 299,370 shares, respectively, of common stock for approximately $1.2 million and $2.0 million, respectively.
Share purchases and sales
During the Company's March 2019 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. During the March 2019 trading window, one member of the Board of Directors entered into a share sale agreement, as required by a policy change by his employer, which prohibits his ownership in a pharmaceutical company. The policy change did not impact his ability to serve on the Company's Board of Directors. This Board member sold 47,969 Cumberland shares during the second quarter 2019.
Share Sale
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. During the six months ended June 30, 2018, the Company issued 30,704 shares of common stock for gross proceeds of $0.2 million as part of its At-The-Market (“ATM”) sales agreement with B. Riley FBR. The Company did not issue any shares under the ATM during the six months ended June 30, 2019.
Restricted Share Grants
During the six months ended June 30, 2019, and June 30, 2018, the Company issued 222,469 shares and 233,330 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Cumberland Emerging Technologies
In April 2019, Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary, entered into an agreement with WinHealth whereby WinHealth will make a $1 million investment through the purchase of shares of CET stock. As part of the agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. In connection with WinHealth's investment in CET, Cumberland also made an additional $1 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals agreed to return it's shares in CET in exchange for a payment of $0.8 million.
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
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 5.15% at June 30, 2019). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.

Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. The Company was in compliance with the Tangible Capital Ratio financial covenant as of June 30, 2019.

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

(10) RECENT ADDITIONS AND EXPECTED RETURN OF PRODUCT RIGHTS
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

Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20.0 million at the closing of the transaction and a $5.0 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% on future net sales of the product. The future royalty payments are required to be recognized at their acquisition-date fair value as part of the contingent consideration transferred in the business combination.
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

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(684,738)
Change in fair value of contingent consideration included in operating expenses	(321,894)
Contingent consideration earned and accrued in operating expenses	423,041
Balance at June 30, 2019	$9,066,409

The following table summarizes the final allocation of the fair values of the assets acquired as part of the acquisition of Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	11,750,000
Goodwill	882,000
Total intangibles and goodwill	12,632,000
Total assets acquired	$34,182,000

The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $2.1 million and the non-current portion is $7.0 million.
Ethyol and Totect
During May 2019, Cumberland entered into a Dissolution Agreement with Clinigen Healthcare Limited ("Agreement") in which the Company will return the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. The Agreement results in a transition from the Company's current arrangement with Clinigen effective September 30, 2019. Under the terms of the agreement, Cumberland will no longer be involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products. In exchange for the return of these product license rights and not competing with either product, Cumberland will receive $5 million in financial consideration paid over the two-years following September 30, 2019.

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
•Omeclamox®-Pak, (omeprazole, clarithromycin, and amoxicillin) for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
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
We have both product development and commercial capabilities and believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing, and finance. Our business development team identifies, evaluates, and negotiates product acquisition, licensing, and co-promotion opportunities. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions, and manages our medical call center. Our quality and manufacturing professionals oversee the manufacture, release, and shipment of our products. Our marketing and sales professionals are responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Growth Strategy
Our growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently market eight FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. Further, we are supplementing these activities with the early stage drug development activities at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:
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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic co-promotion partners that can complement our capabilities and enhance the opportunity for our brands. Our co-promotion arrangements with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc allow us to expand current promotional support for Kristalose across the United States.
Build an international contribution to our business. We have established our own commercial capabilities, including two sales divisions to address the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries.
We will continue to develop and expand our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
Manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins, and a strong balance sheet. We continue to use cash flow from operations for our ongoing share repurchase program.
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

RECENT DEVELOPMENTS
Strategic Review Update
Earlier this year, we announced a strategic review of our brands, capabilities, and international partners. This review followed our accelerated business development initiative, which resulted in a series of transactions. Because of that progress, we felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure we have the proper focus and capabilities. As a result:
•We executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. We anticipate WinHealth will provide $2 million in milestone payments and up to an estimated $290 million in revenue contribution over a ten - year period for supplies of the products following their registration in China. In conjunction with these new arrangements, we terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co for the two brands.
•We also entered into a Strategic Alliance agreement with WinHealth to explore future business opportunities that will further the mission and goals of each organization. Founded in Hangzhou, China and currently headquartered in Hong Kong, WinHealth has developed a wide breadth of capabilities including drug licensing, product development and registration, and has established a strong network of distribution and sales promotional capabilities for the Chinese market. Further, WinHealth has established partnerships with international companies that include Boehringer-Ingelheim, Janssen, Novartis, Pfizer, and Roche, generating approximately $330 million in annual sales in 2018.
•In addition, WinHealth entered into an agreement with CET to make a $1 million investment through the purchase of shares of CET stock. As part of that agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. Subsequently, the Investment agreement CET had with Gloria Pharmaceuticals Co. was terminated.
•We completed the assignment and amendment of a Commercialization Agreement with Hikma Pharmaceuticals LLC (“Hikma”) to register and distribute Vibativ in a number of countries throughout the Middle East. Hikma is a multinational pharmaceutical company currently headquartered in London, United Kingdom. Originally founded in Amman, Jordan the company now has market representation throughout the world, with a particular focus in the Middle East and North African regions. Hikma develops, manufactures, and markets a broad range of branded and non-branded generic medicines, generating over $2 billion in gross sales during 2018.
•We also completed the assignment and amendment of a Commercialization Agreement with R-Pharma JSC (“R Pharma”) associated with ongoing distribution of Vibativ in Russia and a number of adjacent countries in Eastern Europe. R-Pharma is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow and focusing in a wide breadth of therapeutic areas in the specialty and hospital care markets, R-Pharma generated over $1.6 billion in revenues in 2018.
•Cumberland also completed the assignment and amendment of a Commercialization Agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s”) for the registration and distribution of Vibativ in India. Dr. Reddy's is a multinational pharmaceutical company based in Hyderabad, India. The company currently markets over 190 medications through their commercial operations in over 35 countries. Combined with their extensive network of manufacturing capabilities, Dr. Reddy’s generated over $2.2 billion in sales during their 2018 – 2019 fiscal year.
•In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. DB Pharm is also currently distributing our Caldolor product in that market.
•Meanwhile, we reached an agreement with Clinigen Healthcare Limited to return the U.S rights to their Ethyol and Totect brands at the end of the third quarter 2019, in exchange for $5 million in financial consideration paid over a two-year period.
•As a result, our hospital product efforts will now be focused on our three key acute care products – Caldolor, Vibativ, and Vaprisol. In order to support this acute care business, we have completed the expansion of our hospital sales division, as well as our field-based medical science team.
•Lastly, we also concluded the License and Distribution agreement with Teligent Inc. for Caldolor in Canada.

Methotrexate
In January 2019, the Company received notification from the U.S Food and Drug Administration (“FDA”) that the new drug application (“NDA”) for our new line of methotrexate products is complete and acceptable for filing. Furthermore, the FDA has set September 2019 as the Prescription Drug User Fee (“PDUFA”) action date for an approval decision.
In November 2018, we submitted the NDA for approval from the FDA. In conjunction with this submission, we remitted payment of $1.3 million to the FDA for the PDUFA Application Fee associated with this methotrexate product line application. These products are designed to treat adult and pediatric patients with rheumatoid arthritis, as well as adults with psoriasis.
During 2019, we provided additional data to the FDA to address a number of requests arising from their review of our NDA. There is no assurance that the information provided in our response will be sufficient for the product line's approval.
Caldolor
In February 2018, Cumberland completed and filed with the FDA an application for approval. The product features a new, patented formulation in a more convenient to use package. In April 2018, the FDA determined that the application was complete and notified us of their acceptance for review. In August 2018, we received a complete response from the FDA outlining additional quality and nonclinical data needed for the application’s approval. In September 2018, the Company submitted an amendment to our application containing additional quality and nonclinical data.
In January 2019, the FDA approved the application, and in April 2019, the Company began initial shipments of the product to select customers. A full launch of this next generation product is planned for late 2019.
In addition, we completed a submission to the FDA an application in support of an update to our Caldolor approval that included new geriatric, shortened infusion, pediatric, and safety data. Aiming to further expand the product’s label, we provided important data generated from our clinical studies regarding an optimal infusion time, additional safety information, as well as geriatric and pediatric administration. The revised label will also include class label update on the use of NSAIDs with aspirin.
Meanwhile, we completed enrollment in our study of Caldolor in newborns with ages ranging from birth to six months of age. Once the data gathering and evaluation is complete, we will provide top line results from this trial. We also submitted a label update to the FDA for Caldolor.
Ifetroban
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have completed three pilot Phase II studies involving 1) patients suffering from hepatorenal syndrome, a life threatening condition involving liver and kidney failure, 2) patients with portal hypertension associated with chronic liver disease and 3) patients suffering from aspirin-exacerbated respiratory disease, a severe form of asthma. A follow-up Phase II study is currently underway for this asthma indication. In addition, we are currently evaluating ifetroban in pilot Phase II study of patients with systemic sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs. Additional pilot studies of ifetroban are underway including several investigator initiated trials. We are awaiting further study results before deciding on the best path for approval for ifetroban, our first new chemical entity.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
The following table presents the unaudited interim statements of operations for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018	Change
Net revenues	$11,580,600	$10,163,724	$1,416,876
Costs and expenses:
Cost of products sold	2,012,196	1,523,319	488,877
Selling and marketing	5,153,129	5,076,250	76,879
Research and development	1,458,366	1,450,390	7,976
General and administrative	2,528,916	2,334,223	194,693
Amortization	1,029,708	648,520	381,188
Total costs and expenses	12,182,315	11,032,702	1,149,613
Operating income (loss)	(601,715)	(868,978)	267,263
Interest income	130,565	149,706	(19,141)
Interest expense	(91,200)	(22,019)	(69,181)
Income (loss) before income taxes	(562,350)	(741,291)	178,941
Income tax (expense) benefit	(4,462)	(4,159)	(303)
Net income (loss)	$(566,812)	$(745,450)	$178,638

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2019	2018	Change
Products:
Acetadote	$983,473	$841,431	$142,042
Omeclamox-Pak	478,604	89,952	388,652
Kristalose	3,476,807	3,203,743	273,064
Vaprisol	212,526	1,685,900	(1,473,374)
Caldolor	1,054,718	1,101,023	(46,305)
Ethyol	2,008,247	2,809,691	(801,444)
Totect	154,910	269,190	(114,280)
Vibativ	2,599,280	—	2,599,280
Other	612,035	162,794	449,241
Total net revenues	$11,580,600	$10,163,724	$1,416,876

Net revenues. Net revenues for the three months ended June 30, 2019 were $11.6 million, an increase of 14% over the $10.2 million for the three months ended June 30, 2018. The increase was due primarily to our newest product, Vibativ, which delivered $2.6 million in net revenue. As detailed in the table above, net revenue increased for three of our marketed products: Acetadote, Omeclamox-Pak and Kristalose during the quarter. These increases were partially offset by the decreases in Ethyol and Vaprisol net revenue.
Kristalose revenue increased by $0.3 million or 9% during the second quarter of 2019 when compared to the prior year period. The product's net revenue was positively impacted by an improvement in sales volumes and net pricing.
Omeclamox-Pak revenue increased $0.4 million or 432% for the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in sales volumes and improved net pricing during the period. This improvement in net pricing included a decrease in expired product returns in the current period.

Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a 17% increase in the product's revenue when compared to the prior year period as a result of improved sales volumes.
Caldolor revenue was $1.1 million for both the second quarter of 2019 and the second quarter of 2018. While there were higher domestic shipments of the product and improved net pricing, these changes were offset by a reduction in international shipments of Caldolor when compared to the prior year period.
Vaprisol revenue decreased $1.5 million during the second quarter of 2019 when compared to the prior year period due to lower sales volumes. The prior year period sales were higher as a result of the arrival of a new lot of the product during April 2018 resolving temporary supply issues associated with product.
Ethyol revenue decreased by $0.8 million for the three months ended June 30, 2019 compared to three months ended June 30, 2018 primarily as a result of lower sales volume, partially offset by improved net pricing.

Other revenue during the three months ended June 30, 2019 includes $0.3 million in revenue related to non-refundable up-front payments associated with two new agreements with International partners.
Cost of products sold. Cost of products sold for the second quarter of 2019 increased $0.5 million compared to the prior year period as a result of increased sales. Cost of products sold, as a percentage of net revenues, were 17.4% during the three months ended June 30, 2019 compared to 15.0% during the three months ended June 30, 2018. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the sales of Vibativ.
Selling and marketing. Selling and marketing expense for the second quarter of 2019 increased $0.1 million compared to the prior year period. This increase is primarily attributable to higher royalties related to the increased product sales during the second quarter of 2019.
Research and development. Research and development costs were $1.5 million for the second quarter of 2019 and for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the second quarter of 2019 increased to $2.5 million from $2.3 million during the second quarter of 2018 as a result of increases in advisory, legal and professional fees during the period. A portion of these increased costs were related to our acquisition of Vibativ.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2019 and the three months ended June 30, 2018 totaled approximately $1.0 million and $0.6 million, respectively. This increase was driven primarily by the amortization of the intangible assets acquired in the Vibativ transaction.
Income taxes. Income tax expense for the three months ended June 30, 2019 as a percentage of income (loss) before income taxes was 0.8% for the three months ended June 30, 2019 compared to 0.6% for the three months ended June 30, 2018.
As of June 30, 2019, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2019 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
The following table presents the unaudited interim statements of operations for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018	Change
Net revenues	$23,483,347	$18,751,329	$4,732,018
Costs and expenses:
Cost of products sold	4,011,932	3,051,280	960,652
Selling and marketing	10,273,634	9,746,761	526,873
Research and development	2,725,967	3,325,329	(599,362)
General and administrative	5,198,972	4,664,504	534,468
Amortization	2,051,353	1,284,655	766,698
Total costs and expenses	24,261,858	22,072,529	2,189,329
Operating income (loss)	(778,511)	(3,321,200)	2,542,689
Interest income	246,426	232,200	14,226
Interest expense	(152,111)	(40,321)	(111,790)
Income (loss) before income taxes	(684,196)	(3,129,321)	2,445,125
Income tax (expense) benefit	76,966	(8,318)	85,284
Net income (loss)	$(607,230)	$(3,137,639)	$2,530,409

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2019	2018	Change
Products:
Acetadote	$1,832,976	$2,115,741	$(282,765)
Omeclamox-Pak	678,141	231,344	446,797
Kristalose	6,785,050	6,473,097	311,953
Vaprisol	499,202	1,779,790	(1,280,588)
Caldolor	2,372,599	2,140,771	231,828
Ethyol	5,099,429	5,065,764	33,665
Totect	235,805	681,964	(446,159)
Vibativ	4,659,471	—	4,659,471
Other	1,320,674	262,858	1,057,816
Total net revenues	$23,483,347	$18,751,329	$4,732,018

Net revenues. Net revenues for the six months ended June 30, 2019 were $23.5 million, an increase of $4.7 million, or 25% compared to $18.7 million for the six months ended June 30, 2018. The increase was due primarily to our newest product, Vibativ, which delivered $4.7 million in net revenue. As detailed in the table above, net revenue increased for four of our marketed products: Caldolor, Ethyol, Omeclamox-Pak and Kristalose during the six months ended June 30, 2019. These increases were partially offset by the decreases to Totect, Acetadote and Vaprisol net revenue.
Kristalose revenue increased by 5% or $0.3 million during the six months ended June 30, 2019. The product's net revenue was positively impacted by an improvement in sales volumes and net pricing.
Caldolor revenue experienced an increase of $0.2 million during the six months ended June 30, 2019 compared to the same period last year. This 11% increase in revenue in the six months ended June 30, 2019 compared to the prior year period was the result of higher domestic shipments of the product and improved net pricing, these changes were offset by a reduction in international shipments of Caldolor when compared to the prior year period.

Omeclamox-Pak revenue increased $0.4 million during the six months ended June 30, 2019 compared to the prior year, primarily due to an increase in sales volumes and improved net pricing during the period. This improvement in net pricing included a decrease in expired product returns in the current period.
Ethyol revenue was $5.1 million for the six months ended June 30, 2019 and the six months ended June 30, 2018. The product experienced a decrease in sales volumes but an improvement in net pricing.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the six months ended June 30, 2019 the Acetadote net revenue decreased $0.3 million as a result of lower sales volumes and a decrease in net pricing.
Vaprisol revenue decreased $1.3 million during the six months ended June 30, 2019 compared to the prior year period primarily due to decreased sales volume. The prior year period sales were higher as a result of the arrival of a new lot of the product during April 2018 resolving temporary supply issues associated with the product.
Totect revenue decreased to $0.2 million during the six months ended June 30, 2019. We began shipments of Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. Following our launch, supplies of dexrazoxane became available from competing suppliers, all with labeling for the cardiac indication. Totect is the only dexrazoxane available in the U.S. FDA approved for the extravasation indication.
Other revenue during the six months ended June 30, 2019 includes $0.3 million in revenue related to non-refundable up-front payments associated with two new agreements with International partners as well as $0.8 million in CET grant revenue.
Cost of products sold. Cost of products sold for the six months ended June 30, 2019 and six months ended June 30, 2018 were $4.0 million and $3.1 million, respectively. Cost of products sold, as a percentage of net revenues were 17.1% compared to 16.3% during the prior year. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the sales of Vibativ.
Selling and marketing. Selling and marketing expenses for the six months ended June 30, 2019 were $10.3 million, compared to $9.7 million for the prior year period, representing an increase of approximately $0.5 million or 5% This increase was primarily attributable to increased royalties related to product sales. There were also increases in sales and promotional spending during the six months ended June 30, 2019 to promote Vibativ, our newest brand.
Research and development. Research and development costs for the six months ended June 30, 2019 were $2.7 million, compared to $3.3 million for the same period last year, representing a decrease of approximately $0.6 million. A portion of our research and development costs is variable based on the number of trials, study sites and patients involved in the development of our product candidates. The decrease was primarily the result of lower expenditures in our ongoing clinical initiatives associated with our pipeline products as well as decreases in our FDA fees.
General and administrative. General and administrative expenses were $5.2 million for the six months ended June 30, 2019, compared to $4.7 million during the same period last year. The $0.5 million increase from the prior year was primarily driven by an increase in compensation and benefits, including non-cash stock based compensation.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2019 totaled approximately $2.1 million, which was an increase of $0.8 million over the prior year. The increase in expense was attributable to the amortization of additional product rights and capitalized patents, including those assets associated with the Vibativ acquisition.
Income taxes. Income tax benefit for the six months ended June 30, 2019 as a percentage of income (loss) before income taxes was 11.2%. This is compared to income tax expense as a percentage of loss before income taxes of 0.3% for the six months ended June 30, 2018.

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At June 30, 2019 and December 31, 2018, we had approximately $9.5 million and $8.3 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$20,951,180	$27,938,960
Marketable securities	9,479,686	8,290,679
Total cash, cash equivalents and marketable securities	$30,430,866	$36,229,639

Working capital (current assets less current liabilities)	$29,615,228	$31,311,813
Current ratio (multiple of current assets to current liabilities)	2.3	2.1

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$1,464,926	$1,029,675
Investing activities	(6,547,278)	(10,737,490)
Financing activities	(1,905,428)	201,602
Net increase (decrease) in cash and cash equivalents	$(6,987,780)	$(9,506,213)
The net $7.0 million decrease in cash and cash equivalents for the six months ended June 30, 2019 was attributable to cash used in investing and financing activities, partially offset by the $1.5 million in cash provided by operating activities. Cash provided by operating activities of $1.5 million was positively impacted by the decrease in inventory of $1.4 million as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $2.9 million. Cash used in investing activities included the $5.0 million payment to Theravance as part of the acquisition of Vibativ. Cash used in investing activities also included net cash invested in marketable securities of $1.1 million and additions to intangibles of $0.4 million. Our financing activities reflected the $1.2 million in cash used to repurchase shares of our common stock.
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

Debt Agreement
On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 7 to the accompanying unaudited condensed consolidated financial statements
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of June 30, 2019 and expect to maintain compliance with this covenant in future periods.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2019 and 2018, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $9.5 million in marketable securities outstanding at June 30, 2019, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 5.15% at June 30, 2019). As of June 30, 2019, we had $20 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2019 and 2018. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are considered effective to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
During the three months ended June 30, 2019, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended June 30, 2019:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April	7,129		$6.10	7,129	$9,378,593
May	26,303		6.42	26,303	9,209,770
June	50,792	(1)	6.29	50,792	8,890,319
Total	84,224			84,224

(1) Of this amount, 3,125 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1
First Amendment to Revolving Credit Note and Second Amendment to Revolving Credit Loan Agreement, dated as of October 17, 2018, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on October 19, 2018.

10.2
Second Amendment to Revolving Credit Note and Third Amendment to Revolving Credit Loan Agreement, dated as of May 10, 2019 by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 15, 2019.

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

Cumberland Pharmaceuticals Inc.

Date:	August 14, 2019	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer