Form 10-Q
period 2019-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2019-11-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchanged on which registered	Outstanding at November 6, 2019
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,183,943

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,978,424	$27,938,960
Marketable securities	2,265,839	8,290,679
Accounts receivable, net	8,296,672	7,844,249
Inventories, net	9,864,240	12,078,343
Prepaid and other current assets	1,992,409	2,963,806
Total current assets	49,397,584	59,116,037
Non-current inventories	15,329,920	15,749,000
Property and equipment, net	743,801	771,213
Intangible assets, net	31,040,213	33,655,099
Goodwill	882,000	784,000
Deferred tax assets, net	43,605	87,210
Other assets	6,328,777	2,531,309
Total assets	$103,765,900	$112,693,868
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,226,609	$11,093,297
Other current liabilities	12,826,341	16,710,927
Total current liabilities	21,052,950	27,804,224
Revolving line of credit	20,000,000	20,000,000
Other long-term liabilities	11,006,022	9,319,143
Total liabilities	52,058,972	57,123,367
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,231,278 and 15,481,497 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	49,563,807	51,098,613
Retained earnings	2,169,101	4,746,154
Total shareholders’ equity	51,732,908	55,844,767
Noncontrolling interests	(25,980)	(274,266)
Total equity	51,706,928	55,570,501
Total liabilities and equity	$103,765,900	$112,693,868
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues	$10,371,918	$8,492,530	$33,855,265	$27,243,859
Costs and expenses:
Cost of products sold	1,921,875	1,460,463	5,933,807	4,511,743
Selling and marketing	5,562,443	4,803,112	15,836,077	14,549,873
Research and development	1,278,013	1,306,055	4,003,980	4,631,384
General and administrative	2,422,886	2,067,981	7,621,858	6,732,485
Amortization	1,033,786	661,802	3,085,139	1,946,457
Total costs and expenses	12,219,003	10,299,413	36,480,861	32,371,942
Operating income (loss)	(1,847,085)	(1,806,883)	(2,625,596)	(5,128,083)
Interest income	(50,511)	166,220	195,915	398,420
Interest expense	(64,877)	(19,199)	(216,988)	(59,520)
Income (loss) before income taxes	(1,962,473)	(1,659,862)	(2,646,669)	(4,789,183)
Income tax (expense) benefit	(4,462)	(4,159)	72,504	(12,477)
Net income (loss)	(1,966,935)	(1,664,021)	(2,574,165)	(4,801,660)
Net (income) loss at subsidiary attributable to noncontrolling interests	13,267	20,977	(2,888)	58,689
Net income (loss) attributable to common shareholders	$(1,953,668)	$(1,643,044)	$(2,577,053)	$(4,742,971)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.13)	$(0.11)	$(0.17)	$(0.30)
- diluted	$(0.13)	$(0.11)	$(0.17)	$(0.30)
Weighted-average shares outstanding
- basic	15,368,027	15,573,108	15,454,159	15,645,230
- diluted	15,368,027	15,573,108	15,454,159	15,645,230

Comprehensive income (loss) attributable to common shareholders	(1,953,668)	(1,643,044)	(2,577,053)	(4,742,971)
Net (income) loss at subsidiary attributable to noncontrolling interests	13,267	20,977	(2,888)	58,689
Total comprehensive income (loss)	$(1,966,935)	$(1,664,021)	$(2,574,165)	$(4,801,660)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,574,165)	$(4,801,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,278,958	2,108,051
Deferred tax expense	43,605	—
Share-based compensation	1,107,817	1,005,239
Decrease in non-cash contingent consideration	(681,577)	—
Noncash interest expense	36,292	44,117
Noncash investment gains	(34,303)	(131,652)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	547,577	1,339,974
Inventories	2,214,103	311,419
Other current assets and other assets	195,529	966,817
Accounts payable and other current liabilities	(1,726,832)	(1,595,243)
Other long-term liabilities	(207,648)	142,486
Net cash provided by (used in) operating activities	2,199,356	(610,452)
Cash flows from investing activities:
Additions to property and equipment	(166,407)	(171,731)
Purchases of marketable securities	(9,627,191)	(20,851,951)
Proceeds from sale of marketable securities	15,686,334	16,122,376
Cash paid for acquisitions	(5,000,000)	—
Additions to intangible assets	(498,003)	(1,411,710)
Net cash provided by (used in) investing activities	394,733	(6,313,016)
Cash flows from financing activities:
Borrowings on line of credit	56,000,000	36,000,000
Repayments on line of credit	(56,000,000)	(33,800,000)
Proceeds from sales of common stock, net of offering costs	—	200,909
Payments of deferred offering costs	—	(248,108)
Payments of financing costs	(52,500)	—
Cash payment of contingent consideration	(908,347)	—
Repurchase of common shares	(2,593,778)	(2,382,968)
Net cash used in financing activities	(3,554,625)	(230,167)
Net decrease in cash and cash equivalents	(960,536)	(7,153,635)
Cash and cash equivalents at beginning of period	$27,938,960	45,412,868
Cash and cash equivalents at end of period	$26,978,424	$38,259,233

Supplemental non-cash operating, investing and financing activities:
Recognition of operating lease assets and liabilities through adoption of ASC 842	$3,629,320	$—
Sale of subsidiary shares to noncontrolling interests	1,000,000	$—
Repurchase of subsidiary shares from noncontrolling interests	(800,000)	$—
Additions to intangible assets from final purchase price allocation	$148,000	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
Proceeds from sales of common stock, net of offering costs	30,704	200,909	—	—	200,909
Share-based compensation	145,550	339,209	—	—	339,209
Repurchase of common shares	(172,079)	(1,195,225)	—	—	(1,195,225)
Net loss	—	—	(2,379,239)	(12,950)	(2,392,189)
Balance, March 31, 2018	15,727,250	$51,755,834	$9,329,983	$(211,512)	$60,874,305

Balance, March 31, 2018	15,727,250	$51,755,834	$9,329,983	$(211,512)	$60,874,305
Share-based compensation	4,750	326,100	—	—	326,100
Repurchase of common shares	(127,291)	(784,505)	—	—	(784,505)
Net loss	—	—	(720,688)	(24,762)	(745,450)
Balance, June 30, 2018	15,604,709	$51,297,429	$8,609,295	$(236,274)	$59,670,450

Balance, June 30, 2018	15,604,709		$51,297,429	$8,609,295	$(236,274)	$59,670,450
Share-based compensation	17,434		339,930	—	—	339,930
Repurchase of common shares	(66,278)		(401,747)	—	—	(401,747)
Net loss	—		—	(1,643,044)	(20,977)	(1,664,021)
Balance, September 30, 2018	15,555,865	15,555,865	$51,235,612	$6,966,251	$(257,251)	$57,944,612
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Share-based compensation	187,486	364,434	—	—	364,434
Repurchase of common shares	(121,466)	(703,790)	—	—	(703,790)
Net loss	—	—	(73,878)	33,460	(40,418)
Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727

Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727
Share-based compensation	8,000	396,548	—	—	396,548
Repurchase of subsidiary shares from noncontrolling interest	—	(685,805)	—	(114,195)	(800,000)
Repurchase of common shares	(84,447)	(531,746)	—	—	(531,746)
Net loss	—	—	(549,507)	(17,305)	(566,812)
Balance, June 30, 2019	15,471,070	$49,938,254	$4,122,769	$(372,306)	$53,688,717

Balance, June 30, 2019	15,471,070	$49,938,254	$4,122,769	$(372,306)	$53,688,717
Share-based compensation	6,450	346,835	—	—	346,835
Sales of subsidiary shares to noncontrolling interest	—	640,407	—	359,593	1,000,000
Repurchase of common shares	(246,242)	(1,361,689)	—	—	(1,361,689)
Net loss	—	—	(1,953,668)	(13,267)	(1,966,935)
Balance, September 30, 2019	15,231,278	$49,563,807	$2,169,101	$(25,980)	$51,706,928
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2018 audited consolidated financial statements, with the exception of the impacts of adopting accounting pronouncements during 2019, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) consisted solely of net income (loss) for the three and nine months ended September 30, 2019 and 2018.
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
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met, the election must be applied on an instrument-by-instrument basis, and the election is not available for either available-for-sale or held-to-maturity debt securities. As Cumberland has not yet adopted ASU 2016-13, the effective dates are the same as those in ASU 2016-13, which is January 1, 2020. The Company is in the initial stage of evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.
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
(2) MARKETABLE SECURITIES
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2019 and December 31, 2018, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Treasury notes and bonds	$—	$—	$—	$5,034,955	$—	$5,034,955
Corporate bonds	—	—	—	—	2,504,551	2,504,551
Commercial paper	—	2,265,839	2,265,839	—	—	—
Short-term cash investments	—	—	—	—	751,173	751,173
Total fair value of marketable securities	$—	$2,265,839	$2,265,839	$5,034,955	$3,255,724	$8,290,679

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(1,953,668)	$(1,643,044)
Denominator:
Weighted-average shares outstanding – basic	15,368,027	15,573,108
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,368,027	15,573,108

	Nine months ended September 30,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(2,577,053)	$(4,742,971)
Denominator:
Weighted-average shares outstanding – basic	15,454,159	15,645,230
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,454,159	15,645,230

As of September 30, 2019 and 2018, restricted stock awards and options to purchase 3,600 and 18,325 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. As discussed in Note 10, during November 2018, Cumberland entered into an agreement to acquire the global responsibility for Vibativ. The product began contributing to Cumberland's net revenue during the fourth quarter of 2018.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Products:
Acetadote	$777,185	$1,122,544	$2,608,160	$3,238,284
Omeclamox-Pak	116,063	278,017	794,205	509,358
Kristalose	2,924,237	3,017,803	9,720,434	9,490,901
Vaprisol	224,940	(67,436)	724,143	1,712,353
Caldolor	1,170,567	1,318,109	3,543,166	3,458,881
Ethyol	3,299,136	2,593,830	8,398,564	7,659,594
Totect	137,344	45,249	373,150	727,211
Vibativ	1,451,595	—	6,156,653	—
Other	270,851	184,414	1,536,790	447,277
Total net revenues	$10,371,918	$8,492,530	$33,855,265	$27,243,859

Other Revenues
During 2019, Cumberland executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. In conjunction with these new arrangements, the Company terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co ("Gloria Pharmaceuticals") for the two brands. In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. As a result of these agreements, Cumberland recognized approximately $0.3 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during the nine months ended September 30, 2019. Cumberland's performance obligation was satisfied upon entering into the agreements to license each of the products intellectual property. CET grant revenue for the three and nine months ended September 30, 2019 included in other revenue was $0.2 million and $0.9 million, respectively.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2019 and December 31, 2018, the Company has recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.5 million and $0.1 million, respectively.
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
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $14.9 million that are classified as non-current inventories at September 30, 2019 and December 31, 2018. Non-current inventories also include $0.1 million and $0.8 million in Vibativ finished goods at September 30, 2019 and December 31, 2018, respectively. During 2019, Cumberland also obtained $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives.
The Company's net inventories consisted of the following:

	September 30, 2019	December 31, 2018

Raw materials and work in process	$19,176,660	$18,378,450
Consigned inventory	723,324	937,006
Finished goods, net of reserves	5,294,176	8,511,887
Total inventories	25,194,160	27,827,343
less non-current inventories	(15,329,920)	(15,749,000)
Total inventories classified as current	$9,864,240	$12,078,343

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

The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases currently classified as operating leases. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. The Company did not have any leases classified as finance leases at January 1, 2019 or September 30, 2019. The new lease accounting standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for any period presented.
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
Lease Position
At September 30, 2019, the Company recorded the following on the Condensed Consolidated Balance Sheet:

Right-of-Use Assets	Balance Sheet Classification	September 30, 2019
Operating lease right-of-use assets	Other non-current assets	$3,047,283
Total		$3,047,283

Lease Liabilities	Balance Sheet Classification	September 30, 2019
Current:
Operating lease liabilities	Other current liabilities	$897,506
Noncurrent:
Operating lease liabilities	Other long-term liabilities	2,315,761
Total		$3,213,267

Maturity of Leases Liabilities at September 30, 2019	Operating Leases
2019	$282,646
2020	1,120,067
2021	1,144,889
2022	1,019,313
2023	92,477
After 2023	—
Total lease payments	3,659,392
Less: Interest	(446,125)
Present value of lease liabilities	$3,213,267

(7) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2019 and September 30, 2018, the Company repurchased 452,155 shares and 365,648 shares, respectively, of common stock for approximately $2.6 million and $2.4 million, respectively.
Share purchases and sales
During the Company's March 2019 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. During the March 2019 trading window, one member of the Board of Directors entered into a share sale agreement, as required by a policy change by his employer, which prohibits his ownership in a pharmaceutical company. The policy change did not impact his ability to serve on the Company's Board of Directors. This Board member sold 117,729 Cumberland shares during the second and third quarters of 2019, representing the majority of his holdings.
Share Sale
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. During the nine months ended September 30, 2018, the Company issued 30,704 shares of common stock for gross proceeds of $0.2 million as part of its At-The-Market (“ATM”) sales agreement with B. Riley FBR. The Company did not issue any shares under the ATM during the nine months ended September 30, 2019.
Restricted Share Grants
During the nine months ended September 30, 2019, and September 30, 2018, the Company issued 225,869 shares and 233,330 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Cumberland Emerging Technologies
In April 2019, Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary, entered into an agreement with WinHealth whereby WinHealth will make a $1 million investment through the purchase of shares of CET stock. As part of the agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. In connection with WinHealth's investment in CET, Cumberland also made an additional $1 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals agreed to return it's shares in CET in exchange for consideration of $0.8 million.
Debt Agreement
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company achieved compliance with the Tangible Capital Ratio financial covenant as of September 30, 2019 through the utilization of the covenant cure section of the Pinnacle Agreement.
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

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.78% at September 30, 2019). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.

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
As of September 30, 2019, the Company has approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2019 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

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
Vibativ
During November 2018, the Company closed on an agreement with Theravance Biopharma ("Theravance") to acquire the global responsibility for Vibativ including the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. Cumberland acquired Vibativ to further add to its product offerings, increase its net revenue and positively contribute to the Company's operating results. Cumberland expects to deduct the goodwill acquired in the acquisition for tax purposes.
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

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(908,347)
Change in fair value of contingent consideration included in operating expenses	(681,577)
Contingent consideration earned and accrued in operating expenses	560,128
Balance at September 30, 2019	$8,620,204

The following table summarizes the final allocation of the fair values of the assets acquired as part of the acquisition of Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	11,750,000
Goodwill	882,000
Total intangibles and goodwill	12,632,000
Total assets acquired	$34,182,000

The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $2.2 million and the non-current portion is $6.4 million.
Ethyol and Totect
During May 2019, Cumberland entered into a Dissolution Agreement with Clinigen Healthcare Limited ("Agreement") in which the Company will return the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. The Agreement originally resulted in a transition from the Company's current arrangement with Clinigen effective September 30, 2019. In early September 2019, Clinigen and Cumberland completed an Amendment to the Agreement whereby the transition date was changed to late December 2019. Under the terms of the agreement, Cumberland will no longer be involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products. In exchange for the return of these product license rights and not competing with either product, Cumberland will receive $5 million in financial consideration paid over the two-years following the transition date.

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
We have submitted a New Drug Application for the approval of RediTrexTM (methotrexate) Injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis.
Additionally, Phase II clinical studies are underway evaluating our ifetroban product candidate in patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a rare and fatal genetic neuromuscular disease; Systemic Sclerosis (“SSc”), the deadliest autoimmune disease; and Aspirin-Exacerbated Respiratory Disease ("AERD"), a respiratory disease involving chronic asthma and nasal polyposis that is worsened by aspirin.
The Company has also completed Phase II clinical programs with ifetroban in patients with Hepatorenal Syndrome (“HRS”), a life-threatening condition involving reduced liver function and progressive kidney failure, and patients with Portal Hypertension (“PH”), a potentially life-threatening complication of liver cirrhosis, and is awaiting results from the other Phase II studies before determining the development plan for this new chemical entity.
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

RECENT DEVELOPMENTS
Strategic Review Update
Earlier this year, we announced a strategic review of our brands, capabilities, and international partners. This review followed our accelerated business development initiative, which resulted in a series of transactions. Because of that progress, we felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure we have the proper focus and capabilities. As a result, we:
•Expanded our international arrangements with several new agreements, including a license with WinHealth Pharma for Vibativ in China and a license with R-Pharma JSC for Vibativ for the Russian market.
•Added personnel to our corporate, sales, and medical teams.
During the third quarter we:
•Completed the assignment and amendment of a Commercialization Agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s”) for the registration and distribution of Vibativ in India. Dr. Reddy's is a multinational pharmaceutical company based in Hyderabad, India. The company currently markets over 190 medications through their commercial operations in over 35 countries. Combined with their extensive network of manufacturing capabilities, Dr. Reddy’s generated over $2.2 billion in sales during their 2018 – 2019 fiscal year.
•Extended the arrangements with Clinigen for Ethyol and Totect. On May 13, 2019, a Dissolution of the Strategic Alliance and underlying U.S. In-Licensing agreements for Ethyol and Totect with Clinigen Healthcare Limited was executed. The Agreement provided for a conclusion of the Company's current arrangements with Clinigen effective September 30, 2019. In early September 2019, Clinigen and Cumberland completed an Amendment to the Agreement whereby the transition date has changed to late December 2019. Under the terms of the Agreement, Cumberland will no longer distribute Ethyol or Totect after the transition date and will receive $5 million in financial consideration from Clinigen, paid over a two-year period.
•Agreed to conclude our co-promotion agreement with Piramal Critial Care effective November 2, 2019. Piramal had been promoting our Caldolor and Vaprisol in hospitals that we do not cover. A transition plan has been agreed and implemented to return those accounts from Piramal to Cumberland.
RediTrex™
In November 2018, the Company completed and filed with the U.S. Food and Drug Administration ("FDA"), a New Drug Application (“NDA”) for its methotrexate product line proposing the brand name Reditrex™. These products are designed for the treatment of adult and pediatric patients with rheumatoid arthritis, as well as adults with psoriasis.
In January 2019, the FDA determined that the application was complete and notified us of their acceptance for its review, setting September 2019 as the Prescription Drug User Fee (“PDUFA”) action date for an approval decision. Since that time, the Company has had a number of communications with the FDA and addressed their questions through multiple amendments that were submitted to the application.
On August 22, 2019, the FDA sent us a goal extension letter in order to provide them with additional time to review the application with a new PDUFA action date of early December 2019.
Vibativ Clinical Manuscript
During the third quarter, a new study was published revealing the superiority of Vibativ (telavancin) over vancomycin in select patients with bacterial pneumonia. Study results were published in Infectious Diseases and Therapy, and it showed numerically superior cure rates of telavancin compared to vancomycin within a subset of patients who were enrolled in phase 3 ATTAIN trials and had hospital-acquired pneumonia caused by bacteria with low susceptibility to vancomycin.
Vibativ is a patented, FDA-approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. In November 2018, Cumberland reached an agreement to acquire Vibativ from Theravance Biopharma and assume global responsibility for the product.

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
In January 2019, the FDA approved the application, and in April 2019, the Company began initial shipments of the product to select customers. During the third quarter, there was a growing demand for the product from these select accounts, and a full-scale launch of this next generation product is planned for early 2020.
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
In early September 2019, the FDA informed us that our submission was not accepted for their review because of the number of new claims. The FDA recommended splitting up the submission into several separate submissions, each containing a single proposed labeling claim or group of related labeling claims, with additional data in support of each claim. We are evaluating the FDA’s response. They have offered a Type A meeting to discuss their recommendations, which we intend to schedule.
Meanwhile, we completed enrollment in our study of Caldolor in newborns with ages ranging from birth to six months of age. Once the data gathering and evaluation is complete, we will provide top-line results from this trial.
Ifetroban
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have completed three pilot Phase II studies involving 1) patients suffering from hepatorenal syndrome, a life-threatening condition involving liver and kidney failure, 2) patients with portal hypertension associated with chronic liver disease and 3) patients suffering from aspirin-exacerbated respiratory disease, a severe form of asthma. A follow-up Phase II study is currently underway for this asthma indication. In addition, we are currently evaluating ifetroban in a pilot Phase II study of patients with systemic sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs.
On September 24, 2019, Cumberland announced U.S. Food and Drug Administration ("FDA") Orphan Drug Grant funding for a new Phase II clinical program. The Company has initiated the clinical development of ifetroban for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (DMD). Based on pre-clinical findings, the FDA has cleared Cumberland’s application to study ifetroban in DMD patients, 7 years of age and older. In addition, Cumberland has been awarded just over $1 million in funding from the FDA through their Orphan Drug Grant program to support this Phase II DMD clinical study. It’s the first DMD clinical study approved for FDA Orphan Product Development funding.
DMD is a rare, fatal, genetic neuromuscular disease and is characterized by the progressive loss of muscle which results in deterioration of the skeletal, heart and lung muscles. This deterioration leads to loss of movement and wheelchair dependency. Heart muscle disease is now the leading cause of death in patients with DMD. There is currently no universally effective treatment for the cardiomyopathy associated with DMD.
Additional pilot studies of ifetroban are underway including several investigator-initiated trials. We are awaiting further study results before deciding on the best path for approval for ifetroban, our first new chemical entity.
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

New H. Pylori Product
On November 4, 2019, RedHill Biopharma Ltd. announced that the FDA had approved their Talicia® product for treatment of H. pylori infection in adults. The product combines omeprazole, amoxicillin and rifabutin into four delayed-release capsules, dosed every eight hours for fourteen days. It will be a new competitor to our Omeclamox® -Pak brand. RedHill expects to launch the product in the U.S during the first quarter of 2020.
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
Accounting Estimates and Judgments
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, fair value of marketable securities, inventories, provision for income taxes, fair value of contingent consideration liability, share-based compensation, research and development expenses and intangible assets.

RESULTS OF OPERATIONS
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
The following table presents the unaudited interim statements of operations for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018	Change
Net revenues	$10,371,918	$8,492,530	$1,879,388
Costs and expenses:
Cost of products sold	1,921,875	1,460,463	461,412
Selling and marketing	5,562,443	4,803,112	759,331
Research and development	1,278,013	1,306,055	(28,042)
General and administrative	2,422,886	2,067,981	354,905
Amortization	1,033,786	661,802	371,984
Total costs and expenses	12,219,003	10,299,413	1,919,590
Operating income (loss)	(1,847,085)	(1,806,883)	(40,202)
Interest income	(50,511)	166,220	(216,731)
Interest expense	(64,877)	(19,199)	(45,678)
Income (loss) before income taxes	(1,962,473)	(1,659,862)	(302,611)
Income tax (expense) benefit	(4,462)	(4,159)	(303)
Net income (loss)	$(1,966,935)	$(1,664,021)	$(302,914)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2019	2018	Change
Products:
Acetadote	$777,185	$1,122,544	$(345,359)
Omeclamox-Pak	116,063	278,017	(161,954)
Kristalose	2,924,237	3,017,803	(93,566)
Vaprisol	224,940	(67,436)	292,376
Caldolor	1,170,567	1,318,109	(147,542)
Ethyol	3,299,136	2,593,830	705,306
Totect	137,344	45,249	92,095
Vibativ	1,451,595	—	1,451,595
Other	270,851	184,414	86,437
Total net revenues	$10,371,918	$8,492,530	$1,879,388

Net revenues. Net revenues for the three months ended September 30, 2019 were $10.4 million, an increase of 22% over the $8.5 million for the three months ended September 30, 2018. The increase was due primarily to our newest product, Vibativ, which delivered $1.5 million in net revenue. As detailed in the table above, net revenue increased for three of our marketed products: Vaprisol, Ethyol and Totect during the quarter. These increases were partially offset by the decreases in Acetadote, Omeclamox-Pak, Kristalose and Caldolor net revenue.
Ethyol revenue increased by $0.7 million for the three months ended September 30, 2019 compared to three months ended September 30, 2018. This 27.2% increase is primarily a result of higher sales volume and improved net pricing of the product.
Vaprisol revenue was $0.2 million for the third quarter of 2019, an increase of net sales of $0.3 million compared to the third quarter of 2018. The revenue growth is a result of a 53% increase in gross sales and a decrease in expired product returns in the current period compared to the prior year period.

Kristalose revenue decreased by $0.1 million or 3% during the third quarter of 2019 when compared to the prior year period. The decrease was primarily the result of lower sales volume.
Omeclamox-Pak revenue decreased $0.2 million for the third quarter of 2019 compared to the third quarter of 2018 primarily due to higher expired product returns, partially offset by an increase in sales volume.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease of $0.3 million in the product's revenue when compared to the prior year period as a result of lower sales volumes, partially offset by improved net pricing.
Caldolor revenue was $1.2 million for the third quarter of 2019, a decrease of $0.1 million compared to the same period last year. While there were higher domestic shipments of the product and improved net pricing, these changes were offset by a reduction in international shipments of Caldolor when compared to the prior year period.
Cost of products sold. Cost of products sold for the third quarter of 2019 increased $0.5 million compared to the prior year period as a result of increased sales. Cost of products sold, as a percentage of net revenues, were 18.5% during the three months ended September 30, 2019 compared to 17.2% during the three months ended September 30, 2018. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the sales of Vibativ.
Selling and marketing. Selling and marketing expense for the third quarter of 2019 increased $0.8 million compared to the prior year period. This increase is primarily attributable to higher royalties related to the increased product sales during the third quarter of 2019.
Research and development. Research and development costs were $1.3 million for the third quarter of 2019 and for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the third quarter of 2019 increased to $2.4 million from $2.1 million during the third quarter of 2018 as a result of increases in advisory, legal, professional fees and compensation and benefits, including non-cash stock based compensation, during the period. A portion of these increased costs were related to our acquisition of Vibativ.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2019 and the three months ended September 30, 2018 totaled approximately $1.0 million and $0.7 million, respectively. This increase was driven primarily by the amortization of the intangible assets acquired in the Vibativ transaction.
Income taxes. Income tax expense for the three months ended September 30, 2019 as a percentage of income (loss) before income taxes was 0.2% for the three months ended September 30, 2019 compared to 0.3% for the three months ended September 30, 2018.
As of September 30, 2019, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2019 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
The following table presents the unaudited interim statements of operations for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018	Change
Net revenues	$33,855,265	$27,243,859	$6,611,406
Costs and expenses:
Cost of products sold	5,933,807	4,511,743	1,422,064
Selling and marketing	15,836,077	14,549,873	1,286,204
Research and development	4,003,980	4,631,384	(627,404)
General and administrative	7,621,858	6,732,485	889,373
Amortization	3,085,139	1,946,457	1,138,682
Total costs and expenses	36,480,861	32,371,942	4,108,919
Operating income (loss)	(2,625,596)	(5,128,083)	2,502,487
Interest income	195,915	398,420	(202,505)
Interest expense	(216,988)	(59,520)	(157,468)
Income (loss) before income taxes	(2,646,669)	(4,789,183)	2,142,514
Income tax (expense) benefit	72,504	(12,477)	84,981
Net income (loss)	$(2,574,165)	$(4,801,660)	$2,227,495

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2019	2018	Change
Products:
Acetadote	$2,608,160	$3,238,284	$(630,124)
Omeclamox-Pak	794,205	509,358	284,847
Kristalose	9,720,434	9,490,901	229,533
Vaprisol	724,143	1,712,353	(988,210)
Caldolor	3,543,166	3,458,881	84,285
Ethyol	8,398,564	7,659,594	738,970
Totect	373,150	727,211	(354,061)
Vibativ	6,156,653	—	6,156,653
Other	1,536,790	447,277	1,089,513
Total net revenues	$33,855,265	$27,243,859	$6,611,406

Net revenues. Net revenues for the nine months ended September 30, 2019 were $33.9 million, an increase of $6.6 million, or 24% compared to $27.2 million for the nine months ended September 30, 2018. The increase was due primarily to our newest product, Vibativ, which delivered $6.2 million in net revenue. As detailed in the table above, net revenue increased for four of our marketed products: Omeclamox-Pak, Kristalose, Caldolor and Ethyol during the nine months ended September 30, 2019. These increases were partially offset by the decreases to Acetadote, Vaprisol and Totect net revenue.
Kristalose revenue increased by 2% or $0.2 million during the nine months ended September 30, 2019. The product's net revenue was positively impacted by lower managed care rebates, resulting in improved net pricing.

Caldolor revenue experienced an increase of $0.1 million during the nine months ended September 30, 2019 compared to the same period last year. This 2% positive change in revenue in the nine months ended September 30, 2019 compared to the prior year period was the result of a 20% increase domestic shipments of the product and improved net pricing. These changes were partially offset by a reduction in international shipments of Caldolor when compared to the prior year period.
Omeclamox-Pak revenue increased $0.3 million during the nine months ended September 30, 2019 compared to the prior year, primarily due to an increase in sales volumes and improved net pricing during the period. This improvement in net pricing included a decrease in managed care percentage for the current year.
Ethyol revenue was $8.4 million for the nine months ended September 30, 2019 and $7.7 million for the nine months ended September 30, 2018. The product's $0.7 million increase was the result of a 7% increase in gross sales and a decrease in chargebacks that resulted in an improvement in net pricing.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the nine months ended September 30, 2019 the Acetadote net revenue decreased $0.6 million as a result of lower sales volumes.
Vaprisol revenue decreased $1.0 million during the nine months ended September 30, 2019 compared to the prior year period primarily due to decreased sales volume. The prior year period sales were higher as a result of the arrival of a new lot of the product during April 2018 resolving temporary supply issues associated with the product.
Totect revenue decreased to $0.4 million during the nine months ended September 30, 2019. We began shipments of Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. Following our launch, supplies of dexrazoxane became available from competing suppliers, all with labeling for the cardiac indication. Totect is the only dexrazoxane available in the U.S. FDA approved for the extravasation indication.
Other revenue during the nine months ended September 30, 2019 includes $0.4 million in revenue related to non-refundable up-front payments associated with new agreements with International partners as well as $0.9 million in CET grant revenue.
Cost of products sold. Cost of products sold for the nine months ended September 30, 2019 and nine months ended September 30, 2018 were $5.9 million and $4.5 million, respectively. Cost of products sold, as a percentage of net revenues were 17.5% compared to 16.6% during the same period for the prior year. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, including the sales of Vibativ.
Selling and marketing. Selling and marketing expenses for the nine months ended September 30, 2019 were $15.8 million, compared to $14.5 million for the prior year period, representing an increase of approximately $1.3 million or 9% This increase was attributable to increased royalties related to product sales. There were also increases in sales and promotional spending during the nine months ended September 30, 2019 to promote Vibativ, our newest brand.
Research and development. Research and development costs for the nine months ended September 30, 2019 were $4.0 million, compared to $4.6 million for the same period last year, representing a decrease of approximately $0.6 million. A portion of our research and development costs is variable based on the number of trials, study sites and patients involved in the development of our product candidates. The decrease was primarily the result of lower expenditures in our ongoing clinical initiatives associated with our pipeline products as well as decreases in our FDA fees.
General and administrative. General and administrative expenses were $7.6 million for the nine months ended September 30, 2019, compared to $6.7 million during the same period last year. The $0.9 million increase from the same period for the prior year was primarily driven by an increase in compensation and benefits, including non-cash stock based compensation and deferred compensation.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2019 totaled approximately $3.1 million, which was an increase of $1.1 million over the same period for the prior year. The increase in expense was attributable to the amortization of additional product rights and capitalized patents, including those assets associated with the Vibativ acquisition.
Income taxes. Income tax benefit for the nine months ended September 30, 2019 as a percentage of income (loss) before income taxes was 2.7%. This is compared to income tax expense as a percentage of loss before income taxes of 0.3% for the nine months ended September 30, 2018.

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At September 30, 2019 and December 31, 2018, we had approximately $2.3 million and $8.3 million, respectively, invested in marketable securities.
The following table summarizes our liquidity and working capital as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$26,978,424	$27,938,960
Marketable securities	2,265,839	8,290,679
Total cash, cash equivalents and marketable securities	$29,244,263	$36,229,639

Working capital (current assets less current liabilities)	$28,344,634	$31,311,813
Current ratio (multiple of current assets to current liabilities)	2.3	2.1

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$2,199,356	$(610,452)
Investing activities	394,733	(6,313,016)
Financing activities	(3,554,625)	(230,167)
Net decrease in cash and cash equivalents	$(960,536)	$(7,153,635)
The net $1.0 million decrease in cash and cash equivalents for the nine months ended September 30, 2019 was attributable to cash used in financing activities, partially offset by the $2.2 million and the $0.4 million in cash provided by operating and investing activities, respectively . Cash provided by operating activities of $2.2 million was positively impacted by the decrease in inventory of $2.2 million as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $4.4 million. Cash provided by investing activities was increased by net sales of marketable securities of $6.1 million, partially offset by the $5.0 million payment to Theravance as part of the acquisition of Vibativ and the additions to intangibles of $0.5 million. Our financing activities reflected the $2.6 million in cash used to repurchase shares of our common stock.
The net $7.2 million decrease in cash and cash equivalents for the nine months ended September 30, 2018 was attributable to cash used in investing, financing and operating activities. Cash used in operating activities of $0.9 million was primarily impacted by the net loss for the period of $4.8 million. This use of cash was offset by changes in our working capital which provided net cash of $0.9 million, including net collections of accounts receivable of $1.3 million. The use of operating cash was further offset by the add back of non-cash expenses of depreciation and amortization and share-based compensation expense totaling $3.1 million. Cash used in investing activities included net cash invested in marketable securities of $4.7 million and additions to intangibles of $1.2 million. Our financing activities included $2.2 million in net cash provided by borrowings under our line of credit offset by $2.4 million in cash used to repurchase shares of our common stock.

Debt Agreement
On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 7 to the accompanying unaudited condensed consolidated financial statements
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of September 30, 2019 through utilization of the covenant cure section of the Pinnacle Agreement. We expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2019 and 2018, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. Based on the $2.3 million in marketable securities outstanding at September 30, 2019, a 1% decrease in the fair value of the securities would result in a reduction in pretax net income (loss) of less than $0.1 million.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.78% at September 30, 2019). As of September 30, 2019, we had $20 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2019 and 2018. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.

Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures are considered effective to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
During the three months ended September 30, 2019, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended September 30, 2019:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	84,067		$5.92	497,272	$8,393,047
August	43,682		5.59	244,324	8,148,723
September	118,493	(1)	5.23	620,093	7,528,630
Total	246,242			1,361,689

(1) Of this amount, 18,892 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	November 13, 2019	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer