Form 10-K
period 2019-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2020-03-20
CIK 1087294

_________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

of

CUMBERLAND PHARMACEUTICALS INC.
A Tennessee Corporation
IRS Employer Identification No. 62-1765329
Commission file number 001-33637

2525 West End Avenue, Suite 950
Nashville, Tennessee 37203
(615) 255-0068

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00 par value per share	CPIX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of common stock held by non-affiliates as of June 28, 2019 was $57,172,655. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 16, 2020 was 15,181,442.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2020 annual meeting of shareholders.
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
Our portfolio of FDA approved brands include:
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
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections; and
•RediTrex™ (methotrexate) Injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis.
Additionally, we have Phase II clinical programs underway evaluating our ifetroban product candidates in patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), Systemic Sclerosis (“SSc”), and Aspirin-Exacerbated Respiratory Disease ("AERD"). We have also completed Phase II clinical programs with ifetroban in patients with Hepatorenal Syndrome (“HRS”) and patients with Portal Hypertension (“PH”).
The Company has both product development and commercial capabilities and we believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales team is responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Cumberland's growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently feature seven FDA approved products for sale in the United States. Through our international partners, we are working to bring our medicines to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, through new presentations, and through our support for select, investigator-initiated studies. We also actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address unmet medical needs.
Furthermore, we are supplementing these activities with the earlier stage drug development at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with academic research institutions to identify and progress promising, new product candidates, which Cumberland has the opportunity to further develop and commercialize.
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
PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Vibativ®	Serious bacterial infections	Marketed
RediTrex™	Arthritis and psoriasis	Approved
Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of the liver toxicity associated with acetaminophen poisoning. Acetadote, has been available in the United States since Cumberland's 2004 introduction of the product through our hospital sales force. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
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
Beginning in 2012, the United States Patent and Trademark Office (the "USPTO") issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I, "Business - Trademarks and Patents" of this Form 10-K. On November 8, 2012, we learned that the FDA approved an abbreviated new drug application (ANDA) filed by InnoPharma, Inc. and referencing Acetadote. That product, with the old formulation containing EDTA, was subsequently introduced by APP, a division of Fresenius Kabi USA, at the end of 2012. In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2019.
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
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our FDA submission for the product's registration. The FDA approved Caldolor for marketing in the United States in 2009 following a priority review. The product was indicated for use in adults as a sole treatment for the management of mild to moderate pain and for the management of moderate to severe pain as an adjunct to opioid analgesics. It was also the first FDA approved intravenous therapy for treating fever.
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
In 2015 we received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that study was completed in 2019.

In early 2018, we completed and filed the application for FDA approval of a next generation Caldolor product featuring an improved presentation and formulation. In April 2018, the FDA determined that the application was complete and notified us of their acceptance of the submission for review. There were then a number of communications with questions addressed through multiple amendments that were submitted to the application.
In January 2019, the FDA approved the application for our next generation Caldolor product. In April 2019, we began initial shipments of the product to select customers. During the third and fourth quarters of 2019, there was a growing demand for the new product from these select accounts and we began planning for a full-scale launch in 2020.
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
We acquired exclusive U.S. commercialization rights to Kristalose in 2006, assembled a dedicated field sales force and re-launched it in September 2006 as a Cumberland brand. We directed our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists and internists. We supplemented this personal promotion with telemarketing campaigns to expand our reach and support of the product.
In late 2011, through a series of transactions, we entered into an agreement to acquire assets associated with the Kristalose brand including the Kristalose trademark and the FDA registration.
Using the preference data as a cornerstone of our marketing efforts, we repositioned the brand in early 2014. The marketing strategy which continued in 2019 included an enhanced patient coupon program and expanded managed care coverage for the product.
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

In December 2018, we completed an agreement with GEL to acquire all remaining assets associated with Omeclamox-Pak including the Product’s FDA approval as well as the domestic and international trademarks. The closing of this transaction ended Cumberland’s payments of royalties and manufacturing fees to GEL, and we assumed responsibility for the maintenance of the Product’s FDA approval and for the oversight of the Product’s manufacturing and packaging.
Our field sales force promotes Omeclamox-Pak to the gastroenterology market segment, which accounts for the largest component of the prescriber base for this product. We supplement this personal promotion through telemarketing campaigns to expand the support and use of the product. We have also established a series of contracts to provide managed care coverage for Omeclamox-Pak.
Vaprisol®
In early 2014, we entered into an agreement with Astellas Pharma US, Inc. ("Astellas") to acquire Vaprisol, including certain product rights, intellectual property and related assets. Vaprisol is a prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment. During 2019 normal supply of the product resumed and we supported it through our hospital sales division.
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
Immediately after the closing, we initiated shipments of Vibativ and assumed responsibility for the supply chain and distribution of the product in the U.S. Vibativ is supported by our hospital sales division. During 2019 we transitioned responsibilities for the brand from Theravance to Cumberland.
In late 2019, we announced a publication in Infectious Diseases and Therapy, with study results showing numerically superior cure rates of telavancin compared to vancomycin within a subset of patients who were enrolled in phase 3 ATTAIN trials and had hospital-acquired pneumonia caused by bacteria with low susceptibility to vancomycin. Additionally, an online publication in Drugs - Real World Outcomes, detailed the positive clinical outcomes that resulted from treating multiple infection types with Vibativ, including complicated skin infections, bone and joint infections, bacteremia and endocarditis, and lower respiratory tract infections.

RediTrex™
In November 2016, we announced an agreement with Nordic Group B.V. to commercialize their methotrexate product line in the United States. This new line of injectable products is designed for treating patients with arthritis and psoriasis. Cumberland is responsible for the registration and commercialization of these products while Nordic will manage the product supply. Nordic has registered and is selling their methotrexate products in several European countries.
During late 2018, we completed the submission and filed with the FDA a New Drug Application for our methotrexate products. In December 2019, we received FDA approval for RediTrex and began planning for a 2020 launch of this product line.
Ethyol®
In May 2016, the Company announced an agreement with Clinigen Group Plc ("Clinigen") in which Cumberland acquired the exclusive rights to commercialize and reintroduce Ethyol in the United States. Ethyol is an FDA approved cytoprotective drug containing amifostine for injection. It is indicated as an adjuvant therapy to reduce the incidence of xerostomia (dry mouth) as a side-effect in patients undergoing post-operative radiation treatment for head and neck cancer. It also reduces the cumulative renal toxicity associated with the repeated administration of cisplatin in patients with advanced ovarian cancer. Under the terms of the agreement, Cumberland is responsible for all marketing, promotion, and distribution of the product in the United States.
In late 2016, we began distribution of Ethyol for injection to wholesalers within the United States and launched national promotional support for the brand by our hospital sales division.
In early 2019 we initiated a strategic review of our products, partners and organization. As a result, we concluded our distribution and support for Ethyol and transitioned the product responsibilities back to Clinigen. As a result, Cumberland will no longer be involved with the distribution, marketing and promotion of Ethyol or any competing products after 2019.
Totect®
In January 2017, we announced an exclusive agreement with Clinigen to distribute the oncology support drug, Totect in the United States. It is an FDA approved hospital based emergency oncology intervention drug, indicated to treat the toxic effects of anthracycline chemotherapy. It treats anthracycline extravasation that occurs when the injected medication escapes from the blood vessels and circulates into surrounding tissues in the body, causing severe damage and serious complications. Totect can limit such damage without the need for additional surgeries or procedures and enables patients to continue their essential anti-cancer treatment.
In late July 2017, we initiated distribution and sale of Totect (dexrazoxane hydrochloride) in the United States. This followed the FDA approval of the updated labeling and product manufacturer for the product. In late September 2017, we announced the relaunch of Totect in the United States.We launched Totect during a national shortage of dexrazoxane in late 2017, resulting in strong initial demand for the product. During 2018 a number of competitive products returned, reducing Totect’s share of the market.
Following our strategic review we concluded our distribution of Totect and transitioned the rights and responsibilities for the brand back to Clinigen.

PIPELINE
Our development pipeline includes a series of product candidates in Phase II development. Our areas of focus include:
Hepatorenal Syndrome ("HRS")
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
We have commenced manufacturing of an intravenous formulation of ifetroban and the FDA has cleared our investigational new drug (“IND”) application for this product candidate. We have initiated clinical development under the brand name Hepatoren and are evaluating this candidate for the treatment of critically ill hospitalized patients suffering from hepatorenal syndrome ("HRS"). HRS is a life threatening condition involving liver and kidney failure, with a high mortality rate and no approved pharmaceutical therapy in the U.S. We completed a sixty-four patient Phase II study to evaluate the safety, efficacy and pharmacokinetics of escalating doses of Hepatoren in HRS patients.
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
Aspirin-Exacerbated Respiratory Disease ("AERD")
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
In early 2017, the FDA cleared Cumberland’s IND application for the Company’s AERD clinical program. Following this clearance, we initiated a follow-on multicenter Phase II efficacy study to evaluate the efficacy of Boxaban in seventy-six patients with symptomatic AERD. Enrollment in this multi-center, placebo controlled study progressed in 2019 at a growing number of allergy and asthma centers across the United States.
Systemic Sclerosis ("SSc")
In April 2016, we announced the addition of Vasculan to our pipeline. Through Cumberland's ifetroban program, Cumberland has initiated the clinical development of ifetroban oral capsules for the treatment of systemic sclerosis.

Systemic sclerosis ("SSc"), also called scleroderma, is a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, as well as vascular dysfunction. Preclinical studies have shown that ifetroban prevents and can restore cardiac function in a preclinical model of pulmonary arterial hypertension. This disease has a high morbidity and the highest case-specific mortality of any rheumatic disorder with 50% of patients dying or developing major internal organ complications within 3 years of diagnosis. Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs such as the lungs, heart, and gastrointestinal tract.
The FDA has cleared our IND application to evaluate the safety and efficacy of Vasculan in patients with SSc. As a result, we initiated a Phase II multicenter study in thirty-four SSc patients. Enrollment in this randomized, placebo controlled trial progressed at several scleroderma centers of excellence in the United States during 2019.
Portal Hypertinsion ("PH")
In September 2016, we announced the addition of Portaban to our pipeline. Cumberland has initiated the clinical development of Portaban for the treatment of portal hypertension ("PH") associated with chronic liver disease. Preclinical studies have shown ifetroban can reduce portal pressure, inflammation, and fibrosis in multiple models of liver injury.
The FDA cleared our IND application for a clinical development program evaluating Portaban in thirty patients with PH. Following that clearance, a multicenter Phase II study was initiated. During 2018 enrollment in this randomized, placebo controlled study was completed.
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
Duchenne Muscular Dystrophy ("DMD")
On September 24, 2019, Cumberland announced U.S. Food and Drug Administration ("FDA") Orphan Drug Grant funding for a new Phase II clinical program. The Company has initiated the clinical development of ifetroban for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”). Based on preclinical findings, the FDA has cleared Cumberland’s application to study ifetroban in DMD patients, 7 years of age and older. In addition, Cumberland has been awarded just over $1 million in funding from the FDA through their Orphan Drug Grant program to support this Phase II DMD clinical study. It is the first DMD clinical study approved for FDA Orphan Product Development funding.
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
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, a Phase II study has been initiated and progressed during 2019.

OUR STRATEGY
Our growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market six FDA approved products for sale in the United States. Through our international partners, we are working to bring our products to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new indications, and select investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address unmet medical needs. Further, we are supplementing these activities with the early stage drug development activities at CET, our majority-owned subsidiary. Specifically, we are seeking long term sustainable growth by executing the following plans:
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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance the opportunity for our brands. Our co-promotion partnership with Poly Pharmaceuticals, Inc. allows us to expand current promotional support for Kristalose across the United States.
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

Hospital market: We promote Caldolor, Vaprisol, Acetadote, and Vibativ through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our established position in the hospital market provided the rationale for adding Vibativ as our first infectious disease product that complement our hospital product line. Our strategy has been to increase the focus of our hospital sales team on targeted, high priority accounts.
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
Our marketing executives conduct ongoing analyses to evaluate marketing campaigns and promotional programs. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts.
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
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2019:

2019

Customer 1	26%
Customer 2	25%
Customer 3	16%
Customer 4	14%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
	Vibativ		Registration
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Marketed
GerminMED	Caldolor	Arabian Peninsula	Marketed
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and South America	Registration
WinHealth Pharma Group Co.	Caldolor & Acetadote	China and Hong Kong	Development
R-Pharm JSC	Vibativ	Russia	Marketed
Hikma Pharmaceuticals	Vibativ	Arabian Peninsula	Registration
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
Dr. Reddy's Laboratories	Vibativ	India	Registration
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

During 2019, we worked to support our existing international partners and to identify new companies to represent our products in select additional territories. We also continued to transition the Vibativ license arrangements for several international markets from Theravance.
CLINICAL AND REGULATORY AFFAIRS
We have in-house capabilities for the management of our clinical, professional and regulatory affairs. Our team develops and manages our clinical trials, prepares regulatory submissions, manages ongoing product-related regulatory responsibilities and manages our medical information call center. Team members have been responsible for devising the regulatory and clinical strategies for all our products as well as obtaining FDA approvals for Acetadote, Caldolor and RediTrex.
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

CLINICAL DEVELOPMENT AND STUDY RESULTS
Vibativ Clinical Manuscript
In October 2019, a new study was published revealing the superiority of Vibativ (telavancin) over vancomycin in select patients with bacterial pneumonia. Study results were published in Infectious Diseases and Therapy, and it showed numerically superior cure rates of telavancin compared to vancomycin within a subset of patients who were enrolled in phase 3 ATTAIN trials and had hospital-acquired pneumonia caused by bacteria with low susceptibility to vancomycin.
In November 2019, we announced another study, published online in Drugs - Real World Outcomes, detailing the positive clinical outcomes that resulted from treating multiple infection types with Vibativ, including complicated skin and skin structure infections, bone and joint infections, bacteremia and endocarditis, and lower respiratory tract infections.
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
Caldolor Pediatric Study
We previously received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug (NSAID) approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that multi-center study was completed in 2019.
Ifetroban Phase II Studies
In September 2019, Cumberland announced the receival of FDA Orphan Drug Grant funding for a new Phase II clinical program. We initiated the clinical development of ifetroban for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (DMD). Based on preclinical findings, the FDA has cleared Cumberland's application to study ifetroban in DMD patients, seven years of age and older. In addition, Cumberland was awarded just over $1 million in funding from the FDA through their Orphan Drug Grant program to support this Phase II DMD clinical study. This study is the first DMD clinical study approved for FDA Orphan Product Development funding.
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
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA and, as a result, in 2018 a Phase II study was initiated, with enrollment continuing in 2019.

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
Early in 2019, we announced a strategic review of our brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, we felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities.
Expanded International Partners
As a result of our strategic review, we expanded our international arrangements through several new agreements.
We executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. We anticipate WinHealth will provide $2 million in milestone payments and up to an estimated $290 million in revenue contribution over a ten - year period for supplies of the products following their registration in China.
We also entered into a Strategic Alliance agreement with WinHealth to explore future business opportunities that will further the mission and goals of each organization. Founded in Hangzhou, China and currently headquartered in Hong Kong, WinHealth has developed a wide breadth of capabilities including drug licensing, product development and registration, and has established a strong network of distribution and sales promotional capabilities for the Chinese market. WinHealth has established partnerships with international companies that include Boehringer-Ingelheim, Janssen, Novartis, Pfizer, and Roche, generating approximately $330 million in annual sales in 2018.
Additionally, we completed the assignment and amendment of a Commercialization Agreement with R-Pharma JSC (“R Pharma”) associated with ongoing distribution of Vibativ in Russia and a number of adjacent countries in Eastern Europe. R-Pharma is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow and focusing in a wide breadth of therapeutic areas in the specialty and hospital care markets, R-Pharma generated over $1.6 billion in revenues in 2018.
We completed the assignment and amendment of a Commercialization Agreement with Hikma Pharmaceuticals LLC (“Hikma”) to register and distribute Vibativ in a number of countries throughout the Middle East. Hikma is a multinational pharmaceutical company currently headquartered in London, United Kingdom. Originally founded in Amman, Jordan the company now has market representation throughout the world, with a particular focus in the Middle East and North African regions. Hikma develops, manufactures, and markets a broad range of branded and non-branded generic medicines, generating over $2 billion in gross sales during 2018.

We also completed the assignment and amendment of a Commercialization Agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s”) for the registration and distribution of Vibativ in India. Dr. Reddy's is a multinational pharmaceutical company based in Hyderabad, India. The company currently markets over 190 medications through their commercial operations in over 35 countries. Combined with their extensive network of manufacturing capabilities, Dr. Reddy’s generated over $2.2 billion in sales during their 2018 – 2019 fiscal year.
Poly Co-Promotion Agreement
During 2019, we extended our co-promotion arrangement with Poly Pharmaceuticals, Inc. (“Poly”).
We originally entered into a co-promotion arrangement with Poly for our Kristalose product in 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians that are reached with the Kristalose brand message.
Nordic License Agreement
In November 2016, we announced our agreement to acquire the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
The product line is approved for patient use in various European countries and received FDA approval near the end of 2019. Cumberland has registered and will commercialize the methotrexate products in the United States under the brand name RediTrex™.
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
Piramal Co-promotion Agreement
In November 2019, we concluded our co-promotion agreement with Piramal Critical Care ("Piramal").
Cumberland previously entered into a co-promotion agreement with Piramal in 2015. Through this agreement, Piramal co-promoted two of Cumberland’s branded hospital products, Caldolor and Vaprisol throughout the United States.
Clinigen Strategic Dissolution Agreement
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
During May 2019, following a strategic review of our partners, products and organization, we entered into a Dissolution Agreement with Clinigen in which Cumberland will return the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the amended Dissolution Agreement we transitioned from our current arrangement with Clinigen effective December 31, 2019. Under the terms of the agreement, Cumberland will no longer be involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products. In exchange for the return of these product license rights and not competing with either product, we will receive $5 million in financial consideration paid over the two-years following December 31, 2019.

CET University Collaboration Agreements
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
Acetadote®
For Acetadote we have agreements with two manufacturers, and one manufacturer provided commercial supplies of the product during 2019.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2019 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also have manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2019.
Omeclamox-Pak®
Prior to our asset purchase agreement with GEL that closed in December 2018, GEL managed the packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we assumed responsibility for the packaging and supply of the product. During 2019 we entered into a new packaging arrangement for this product.
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

Vibativ®
Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacture of the product and completed the transfer of the product’s manufacturing activities to a new supplier in 2019.
RediTrex®
Under our agreement with Nordic, they will be responsible for providing us the packaged and labeled commercial supply of the RediTrex product.
Ethyol®
As part of the Ethyol agreement, during 2019 Clinigen was responsible for the supply of the product and has provided commercial inventory for Cumberland to package and distribute.
Totect®
Under our Totect agreement, during 2019 Clinigen was also responsible for overseeing the manufacture of the product and has provided commercial supplies for us to package and distribute.
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
CORPORATE DEVELOPMENT
Cumberland Foundation
In December 2017, we formed the Cumberland Pharma Foundation (the "Foundation") to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as an independent, nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors is comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
During 2018, we provided a grant of 50,000 shares of our common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation maintains independent financial statements and its contributions will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2019, we committed approximately $50,000 in cash contributions to be paid to the Foundation during 2020.
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

SUBSEQUENT EVENTS
Next Generation Caldolor Product
In January 2020, we launched the next generation of our Caldolor (ibuprofen) Injection product. This formulation of Caldolor comes in a ready-to-use bag that may be administered without dilution for pain relief. This launch follows FDA approval in 2019 of the product's new delivery method.
A non-steroidal anti-inflammatory drug (NSAID), Caldolor may be used as the sole method of treatment for mild-moderate pain or as part of a multi-modal treatment for severe pain. The new formulation of Caldolor comes in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low sodium formulation for injection that is ready to use. It is the first and only FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial (100mg/mL) for dilution in addition to the ready-to-use bag (4 mg/mL). The new, premixed presentation provides healthcare professionals a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption.
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
Acetadote®
We developed a new formulation of Acetadote (acetylcysteine) Injection as part of a Phase IV commitment in response to a request by the FDA to evaluate the reduction of ethylene diamine tetraacetic acid ("EDTA") from the product's formulation. In April 2012, the USPTO issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
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
During the third quarter of 2015, we obtained four additional patents for Caldolor. On July 7, 2015, the USPTO issued U.S. Patent number’s 9,072,710 (the “710 Caldolor Patent”) and 9,072,661 (the “661 Caldolor Patent”) which are assigned to us. The claims of the 710 Caldolor Patent and the 661 Caldolor Patent include composition and methods of treating pain, inflammation and fever using intravenous ibuprofen. These Caldolor Patents are listed in the FDA Orange Book and are scheduled to expire in March 2032. On April 21, 2015, the USPTO issued U.S. Patent No. 9,012,508 (the “508 Caldolor Patent”) which is assigned to us. The claims of the 508 Caldolor Patent include methods of treating pain using intravenous ibuprofen. Following its issuance, the 508 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2030. On August 25, 2015, the USPTO issued U.S. Patent number 9,114,068 (the “068 Caldolor Patent”) which is assigned to us. The claims of the 068 Caldolor Patent include methods of treating pain using intravenous ibuprofen.
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
Remaining Products
We have no issued patents for our RediTrex, Omeclamox-Pak and Kristalose products. We have patent applications relating to our ifetroban products pending with the USPTO.
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
Manufactures of the old Acetadote formulation included: Akorn, AuroMedics Pharma, Fresenius Kabi and Sagent Pharmaceticals.
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
•Ketorolac tromethamine (brand name Toradol®), an injectable NSAID, is also manufactured and distributed by several generic pharmaceutical companies;
•IV acetaminophen (brand name Ofirmev®), an injectable analgesic product is sold by Mallinckrodt plc;
•Bupivicaine injectable suspension (brand name Exparel®), pproduct sold by Pacira Pharmaceuticals, Inc.; and
•IV meloxicam (brand name Anjeso™), a once a day injectable COX-2 prefential NSAID manufactured by Baudax Bio which was recently approved by the FDA.
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

Kristalose®
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The prescription products which we believe are our primary competitors are:
•Lubiproston (brand name Amitiza®), an oral product indicated for the treatment of chronic idiopathic constipation, irritable bowel syndrome with constipation in adults, is manufactured and sold by Mallinckrodt Pharmaceuticals;
•Naloxegol (brand name Movantik®), an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain and recently acquired by RedHill Biopharma in the first quarter of 2020
•Linaclotide (brand name Linzess®), an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is sold by Allergan, Inc. and Ironwood Pharmaceuticals, Inc;
•Plecanatide (brand name Trulance® ), an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is sold by Synergy Pharmaceuticals;
•Generic and branded liquid lactulose products are marketed by a number of pharmaceutical companies; and
•Lactitol for oral solution (brand name Pizensy), an oral, osmotic laxative indicated for the treatment of chronic idiopathic constipation and distributed by Braintree Laboratories, Inc. was recently approved by the FDA.
There are several hundred OTC products used to treat constipation marketed by numerous pharmaceutical and consumer health companies. MiraLax (polyethylene glycol 3350), previously a prescription product, was indicated for the treatment of constipation and manufactured and marketed by Bayer. MiraLax was converted to an OTC product in February 2007 and recently, the FDA rescinded the approval of the generic prescription polyethylene glycol 3350 products.
Omeclamox®-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It combines three well-known and widely prescribed medications packaged in a daily dosepack for patient convenience: omeprazole, clarithromycin, and amoxicillin. The three individual components of Omeclamox-Pak are also available from other suppliers through three separate prescriptions.
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
•Pylera®, an oral product manufactured and sold by Allergan plc; and
•Talicia®, an oral product manufactured by RedHill Biopharma which was recently approved by the FDA.

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
The major generic competitors are vancomycin, linezolid, and daptomycin. Vancomycin is by far the most widely used agent. Newer branded agents are also available including:
•Ceftaroline fosamil (brand name Teflaro® ) an injectable antibiotic manufactured and sold by Allergan
•Dalbavancine (brand name Dalvance® ), an injectable antibiotic manufactured and sold by Allergan
•Oritavancin (brand name Orbactiv® ), an injectable antibiotic manufactured and sold by Melinta
We are aware of a number of other novel antibiotics which are currently in development.
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
GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the needed market approvals for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. In the U.S., the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act, ("FDCA"), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Application ("NDAs") or biologics license applications, ("BLAs"), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We, our manufacturers and contract research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, (OSHA), the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.

FDA Approval Process
The FDA is a regulatory agency within the Department of Health and Human Services. A key responsibility is to regulate the safety and effectiveness of drugs sold in the United States. The FDA manages this responsibility into two phases: pre-approval (premarket) and post approval (post market). The FDA reviews manufacturers' applications to market drugs in the United States; a drug may not be sold unless it has FDA approval. The FDA continues its oversight of drug safety and effectiveness as long as the drug is on the market.
To market a prescription drug in the United States, a manufacturer needs FDA approval. To get that approval, the manufacturer must demonstrate the drug's safety and effectiveness according to criteria specified in law and agency regulations, ensure that its manufacturing plant passes FDA inspection, and obtain FDA approval for the drug's labeling, a term that includes all written material about the drug, including, for example, packaging, prescribing information for physicians and patient brochures.
The progression to drug approval begins before FDA involvement. First, scientists work in the laboratory to discover and develop a new compound. Next, basic questions on safety are answered by nonclinical testing with animals and then, a drug or biotechnology company develops a prototype drug. That company must seek clearance from the FDA by way of an Investigational New Drug ("IND") application to test the product with human subjects. Those tests, called clinical trials, are carried out sequentially in Phase I, II, and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analyses in an NDA. The FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identity, strength, quality, and purity.
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
Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA VI - effective October 1, 2017), the FDA has a target timeline of 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA's evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable and meet all regulations, the FDA will issue an approval letter. Priority Review is reserved for drugs that represent a “significant improvement in safety or efficacy” over existing treatments and FDA endeavors to complete these reviews in six months.
If the NDA meets with FDA approval, a letter will be sent out indicating approval and final labeling recommendations. If not, a Complete Response letter will be sent to applicants indicating that the review cycle for an application is complete and that the application is not ready for approval.
The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. FDA reported that NDAs showed a steadier increase with the percentage of first-cycle approval letters for new molecular entities rising from 31% for FY 2000 applications to 91% for FY 2017 applications. The time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug. However, to complete these steps for a novel drug can take many years and cost millions of dollars.
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
Both 505 (b)(1) and (b)(2) are eligible for seven years of exclusivity for orphan drugs and/or six months for pediatric exclusivity. Any marketing exclusivity is independent of patent exclusivity. We successfully secured FDA approvals for Acetadote in January 2004, for Caldolor in June 2009 and for RediTrex in 2019 pursuant to the 505(b)(2) pathway.
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
Physician Payments Sunshine Act: The PPACA also includes provisions known as the Physician Payments Sunshine Act, or Sunshine Act, which require manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS, for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have collected data regarding reportable transfers of value and have reported such data to CMS. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.

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
Post Approval Activities
Once a drug is on the U.S. market (following FDA approval of the NDA), the FDA continues to address drug production, distribution, and use. FDA activities are based on ensuring drug safety and effectiveness, and address product integrity, labeling, reporting of research and adverse events, surveillance, drug studies, risk management, information dissemination, off-label use, physician advertising and direct-to-consumer advertising.
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
EMPLOYEES
As of December 31, 2019, we had 94 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.

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
RISKS RELATED TO OUR BUSINESS

Our business could be adversely affected by natural disasters, public health epidemics, and other events beyond our control.
Our business could be adversely impacted by the recent coronavirus (“COVID-19”) outbreak which has affected more than 100 countries and has significantly disrupted the day-to-day activities of both individuals and businesses. We rely on individuals and third-party organizations around the world to supply components, manufacture and distribute our products and execute our clinical trials. We may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.
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
We currently market and sell six products: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, and Vibativ with RediTrex being marketed in early 2020. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
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
We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our products could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell our products as planned. Furthermore, if we encounter delays or difficulties with contract manufacturers in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected.
Acetadote: Acetadote we have agreements with two manufacturers, and one manufacturer provided commercial supplies of the product during 2019. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Caldolor: We have agreements with multiple manufacturers for the supply of Caldolor and during 2019 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility by an international supplier. We also have manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2019. If these facilities are damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our product. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose active pharmaceutical ingredient on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
Omeclamox-Pak: Prior to our asset purchase agreement with GEL that closed in December 2018, GEL managed the packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we assumed responsibility for the packaging and supply of the product. During 2019 we entered into a new packaging arrangement for this product. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
Vaprisol: As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the historical Vaprisol manufacturer. In 2018, the manufacturer informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is expected to provide us with a multi-year supply. Therefore, we are evaluating alternatives for a new manufacturer to provide us with long term supplies of the product. If we are unable to produce additional marketable inventory in sufficient quantities of Vaprisol, we could suffer an inability to meet demand for our product.
Vibativ: Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacture of the product and completed the transfer of the product’s manufacturing activities to a new supplier in 2019. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
RediTrex: Under our agreement with Nordic, they will be responsible for providing us the packaged and labeled commercial supply of the RediTrex product. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
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
We have a relatively small internal infrastructure. We rely on a variety of third parties, in addition to our manufacturers, to help us operate our business. Other third parties on which we rely include:
•Cardinal Health Specialty Pharmaceutical Services, a logistics and fulfillment company and business unit of Cardinal, which bills for, collects, warehouses and ships our marketed products; and
•Vanderbilt University, WinHealth and the Tennessee Technology Development Corporation, co-owners with us of CET, and the universities that collaborate with us in connection with CET's research and development programs.
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
We acquired rights to our products and our product candidates. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or preclinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
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
Our CET joint initiative with Vanderbilt University, WinHealth and Tennessee Technology Development Corporation is designed to help us investigate, in a cost-effective manner, early-stage products and technologies. However, we may never gain access to commercially viable products from CET for a variety of reasons, including:
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
As of December 31, 2019, we had 94 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Even if we are successful in gaining regulatory approval of any of our drug candidates or acquire rights to approved drug products, we may not generate significant product revenues and we may not become profitable if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our competitors in marketing their products.
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
The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration ("HRSA"), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The regulation became effective as of January 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2019, intangible assets relating to products, which are being amortized, represented approximately 30% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our common shares, or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.
Our officers, directors, and principal shareholders, acting as a group, could significantly influence corporate actions.
As of December 31, 2019, our officers and directors control approximately 40 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 1, 2020, the closing price of our common stock since our initial public offering has ranged from a low of $4.03 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
We have never paid cash dividends on our capital stock.
We have never paid cash dividends on our capital stock. The availability of funds for distributions to shareholders will depend on our financial performance and assets. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors

DEBT-RELATED RISKS
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

Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2019, we were in compliance with the Tangible Capital Ratio financial covenant of the Revolving Credit Agreement and we expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2019, we did not have any outstanding interest rate swap contracts.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2019, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
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
Item 3. Legal Proceedings.
Please see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Patents, Trademarks and Other Intellectual Proprietary Rights, of this Form 10-K, which is incorporated by reference herein.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 16, 2020, we had 77 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 16, 2020 was $3.98 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2014 to the Nasdaq Composite and a composite of seven Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2014, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Act of 1934. In January 2019, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 623,478 shares, 443,041 shares and 547,376 shares of common stock for approximately $3.5 million, $2.9 million, and $3.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the activity, by month, during the fourth quarter of 2019:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	39,536		$5.64	39,536	$8,667,406
November	65,947	(1)	$4.96	65,947	$8,340,247
December	65,840		$5.16	65,840	$8,000,709
Total	171,323
(1) Of this amount, 15,041 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
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

	Years Ended December 31,
Statement of income data:	2019	2018	2017	2016	2015
	(in thousands, except per share data)

Net revenues	$47,534	$40,742	$41,150	$33,026	$33,519
Costs and expenses	51,157	48,133	45,231	34,459	32,407
Operating income (loss)	(3,623)	(7,391)	(4,081)	(1,433)	1,112
Net income (loss) attributable to common shareholders	(3,538)	(6,963)	(7,979)	(945)	731
Earnings (loss) per share – basic	$(0.23)	$(0.45)	$(0.50)	$(0.06)	$0.04
Earnings (loss) per share – diluted	$(0.23)	$(0.45)	$(0.50)	$(0.06)	$0.04

	As of December 31,
Balance sheet data:	2019	2018	2017	2016	2015
	(in thousands)

Cash and cash equivalents	$28,213	$27,939	$45,413	$34,510	$38,203
Marketable securities	—	8,291	4,672	15,622	14,561
Working capital	26,013	31,312	50,990	50,753	52,172
Total assets	104,549	112,694	93,232	93,405	91,919
Total long-term debt (including current portion) and other long-term obligations	29,314	29,319	11,616	5,491	2,687
Retained earnings	1,208	4,746	11,709	18,605	19,550
Total equity	51,085	55,571	63,922	73,121	76,820

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
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections; and
•RediTrex™ (methotrexate) Injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis.
Additionally, we have Phase II clinical programs underway evaluating our ifetroban product candidates in patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), Systemic Sclerosis (“SSc”), and Aspirin-Exacerbated Respiratory Disease ("AERD"). We have also completed Phase II clinical programs with ifetroban in patients with Hepatorenal Syndrome (“HRS”) and patients with Portal Hypertension (“PH”).
We promote our approved products through our hospital and gastroenterology sales forces in the United States, which together comprised approximately 40 sales representatives and managers as of December 31, 2019.
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
The following is a summary of our 2019 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.
•Early in 2019, we announced a strategic review of our brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, we felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities.
•We executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong.
•We also entered into a Strategic Alliance agreement with WinHealth to explore future business opportunities that will further the mission and goals of each organization.
•We completed the assignment and amendment of a Commercialization Agreement with R-Pharma JSC (“R Pharma”) associated with ongoing distribution of Vibativ in Russia and a number of adjacent countries in Eastern Europe.
•We completed the assignment and amendment of a Commercialization Agreement with Hikma Pharmaceuticals LLC (“Hikma”) to register and distribute Vibativ in a number of countries throughout the Middle East.
•We also completed the assignment and amendment of a Commercialization Agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s”) for the registration and distribution of Vibativ in India.
•We concluded our distribution and support for Ethyol and Totect at the end of 2019 and transitioned the responsibility for these products back to Clinigen.
•Net revenue from sales of each of Caldolor, Omeclamox, Kristalose and Ethyol grew in 2019 compared to 2018.
•In January 2019, the FDA approved the application for our next generation Caldolor product. In April 2019, we began initial shipments of the product to select customers. During the third and fourth quarters of 2019, there was a growing demand for the new product from these select accounts and we began planning for a full-scale launch in 2020.
•In late 2019, we received FDA approval for RediTrex and began planning for a 2020 launch of this product line.
•On September 24, 2019, Cumberland announced U.S. Food and Drug Administration ("FDA") Orphan Drug Grant funding for a new Phase II clinical program. The Company has initiated the clinical development of ifetroban for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”). In addition, Cumberland has been awarded just over $1 million in funding from the FDA through their Orphan Drug Grant program to support this Phase II DMD clinical study.
•In October 2019, a new study was published revealing the superiority of Vibativ (telavancin) over vancomycin in select patients with bacterial pneumonia.
•In November 2019, we announced another study, published online in Drugs - Real World Outcomes, detailing the positive clinical outcomes that resulted from treating multiple infection types with Vibativ.
•During 2019, Cumberland largely completed the transition of activities to support Vibativ, which Cumberland acquired from Theravance Biopharma during 2018.

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
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other income was approximately 4.2% percent of net revenues in 2019, 1.3% in 2018, and 1.9% in 2017 respectively.
Our financial statements reflect accounts receivable allowances of $0.8 million and $0.9 million at December 31, 2019 and 2018, respectively, for chargebacks, discounts and allowances for product damaged in shipment.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2019	2018	2017

Balance, January 1	$5,630,132	$4,683,694	$4,051,029
Current provision	15,042,658	13,603,177	12,318,312
Actual product returns and credits issued	(15,847,133)	(12,656,739)	(11,685,647)
Balance, December 31	$4,825,657	$5,630,132	$4,683,694

The allowances for chargebacks, discounts, and damaged products and sales related accruals for rebates and product returns are determined on a product-by-product basis. We establish them using our best estimate at the time of sale based on:
•Each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances;

•The contractual terms with direct and indirect customers;
•Analyses of historical levels of chargebacks, discounts and credits claimed for damaged and expired product;
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $4.8 million, $5.6 million and $4.7 million as of December 31, 2019, 2018 and 2017, respectively. Of these amounts, our estimated liability for fee for services represented $1.6 million, $2.0 million and $1.5 million, respectively, while our accrual for product returns totaled $1.9 million, $2.2 million and $2.1 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.4 million for the year ended December 31, 2019 and $0.3 million for the years ended December 31, 2018 and 2017, respectively. A change in our product return estimate of one percentage point would have impacted net sales by $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Fair Value of Marketable Securities
We have historically invested a portion of our cash reserves in short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper in order to maximize our return on cash. We classify these investments as trading securities, and mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly, there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2019 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.

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
The adoption resulted in the recording of $1.1 million in net non-current deferred tax assets and retained earnings effective as of January 1, 2017. The $1.1 million in net non-current deferred tax assets was the result of a deferred tax asset of $17.0 million, net of a related valuation allowance of $15.9 million. Under the previous accounting guidance, these benefits had been recognized in the year in which they were able to reduce current income taxes payable and we recorded these benefits directly to equity. As part of our adoption of the FASB guidance and its continued evaluation of our utilization of net operating loss carryforwards and other deferred tax assets, including updates to our forecasts of future taxable income, we also recorded an additional valuation allowance of $1.0 million for our federal Orphan Drug and Research and Development tax credits that expire between 2021 and 2036.
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
We issue restricted stock awards at no cost in lieu of stock options to employees, directors and consultants. Compensation expense for restricted stock granted to employees and directors is generally equal to the fair market value of the underlying common stock on the date of grant. If a sufficient disincentive for nonperformance does not exist at the date of grant, the compensation cost is remeasured at each reporting date at the then-current fair market value of the underlying common stock until the award vests.
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
Intangible Assets and Goodwill
Intangible assets include product rights, license agreements, other identifiable intangible assets and goodwill associated with the Vibativ acquisition. We assess the impairment of goodwill at least annually. We assess the impairment of identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the carrying value may not be recoverable. In determining the recoverability of our intangible assets, we make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models, as considered necessary.

RESULTS OF OPERATIONS
Year ended December 31, 2019 compared to year ended December 31, 2018
The following table presents the statements of operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018	Change
Net revenues	$47,533,637	$40,741,765	$6,791,872
Costs and expenses:
Cost of products sold	8,752,020	7,378,095	1,373,925
Selling and marketing	21,429,040	20,258,307	1,170,733
Research and development	6,478,592	7,575,892	(1,097,300)
General and administrative	10,362,433	10,150,777	211,656
Amortization	4,134,557	2,769,466	1,365,091
Total costs and expenses	51,156,642	48,132,537	3,024,105
Operating income (loss)	(3,623,005)	(7,390,772)	3,767,767
Interest income	243,364	564,484	(321,120)
Interest expense	(246,186)	(195,848)	(50,338)
Income (loss) before income taxes	(3,625,827)	(7,022,136)	3,396,309
Income tax (expense) benefit	79,316	(16,636)	95,952
Net income (loss)	$(3,546,511)	$(7,038,772)	$3,492,261
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2019	2018	Change
Products:
Acetadote	$3,824,449	$4,284,111	$(459,662)
Omeclamox-Pak	837,829	623,297	214,532
Kristalose	12,895,120	12,055,625	839,495
Vaprisol	936,615	1,763,874	(827,259)
Caldolor	5,222,281	5,001,997	220,284
Ethyol	12,774,831	10,545,906	2,228,925
Totect	369,912	850,965	(481,053)
Vibativ	8,691,550	5,075,057	3,616,493
Other	1,981,050	540,933	1,440,117
Total net revenues	$47,533,637	$40,741,765	$6,791,872
Net revenues. Net revenues for the year ended December 31, 2019 were approximately $47.5 million compared to $40.7 million for the year ended December 31, 2018, representing an increase of $6.8 million or 16.7%. Five of our products, Omeclamox-Pak, Kristalose, Caldolor, Vibativ and Ethyol, experienced an increase in revenue during 2019. The 16.7% improvement was led by our newest product, Vibativ, which delivered an additional $3.6 million during the full year of 2019 compared to a partial year during 2018.
These increases were partially offset by decreased net product sales of Acetadote, Vaprisol and Totect.

Kristalose revenue increased by $0.8 million, or 7.0%, compared to December 31, 2018 primarily as a result of increased wholesale prices. The product's net revenue was also positively impacted by lower managed care rebates, resulting in improved net pricing for the product for the year ended December 31, 2019.
Caldolor revenue experienced a 4.4% increase to $5.2 million during the year ended December 31, 2019 compared to $5.0 million in the same period last year. This increase in Caldolor revenue for the year ended December 31, 2019 was the result of an 11% increase in domestic shipments of the product and improved net pricing. These changes were partially offset by a reduction in international shipments of Caldolor when compared to the same period last year.
Ethyol revenue for the year ended December 31, 2019 was $12.8 million, which is an increase of $2.2 million or 21.1% from the year ended December 31, 2018. The increase in net revenue is primarily a result of increases in sales volumes and improved net pricing, including a reduction in chargeback deductions related to the Public Health Service's 340B drug pricing program.
Omeclamox-Pak revenue increased $0.2 million or 34.4% during the year ended December 31, 2019 compared to the prior year. The increase was largely the result of increased sales volume partially offset by higher expired product sales returns.
Vaprisol revenue decreased $0.8 million during the year ended December 31, 2019 compared to the prior year period due primarily to decreased sales of the product. The prior year period sales were higher as a result of the arrival of a new lot of the product during April 2018 resolving temporary supply issues associated with the product.
Totect revenue decreased $0.5 million for the year ended December 31, 2019 compared to the prior year. The decrease is primarily due to a decrease in product sales volume compared to the prior year period.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2019, the Acetadote net revenue decreased $0.5 million or 10.7% compared to the prior year due to a reduction in sales volume as a result of generic competition.
Cost of products sold. Cost of products sold for the year ended December 31, 2019 were $8.8 million, compared to $7.4 million in the prior year. As a percentage of net revenues, cost of products sold were 18.4% compared to 18.1% during the prior year. The improvement in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to the prior year.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2019 were $21.4 million, which was an increase of $1.2 million compared to the prior year's expense of $20.3 million. This increase was primarily attributable to promotional spending and sales force costs, including salary and benefits for the increased sales force. The increase in the sales force and promotional spending is due largely to the addition of our newest brand, Vibativ, during the fourth quarter of 2018.
Research and development. Research and development costs for the year ended December 31, 2019 were $6.5 million, compared to $7.6 million last year, representing a decrease of $1.1 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The decrease was primarily the result of the FDA program fee of $1.3 million paid during 2018 associated with the successful RediTrex FDA submission.
General and administrative. General and administrative expense for the year ended December 31, 2019 was $10.4 million for 2019, compared to $10.2 million last year. The $0.2 million or, 2.1%, increase from the same period for the prior year was primarily driven by an increase in compensation and benefits, including non-cash stock based compensation and deferred compensation.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2019 totaled approximately $4.1 million, which was an increase of $1.4 million over the prior year. The increase in expense was attributable to the amortization of additional product rights and capitalized patents, including those assets associated with the Vibativ acquisition.

Income taxes. Income tax benefit for the year ended December 31, 2019 was $79,316. As a percentage of income (loss) before income taxes, income taxes were a benefit of 2.2% for the year ended December 31, 2019 compared to income tax expense as a percentage of loss before income taxes of 0.2% for the year ended December 31, 2018.
Year ended December 31, 2018 compared to year ended December 31, 2017
The following table presents the statements of operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017	Change
Net revenues	$40,741,765	$41,150,131	$(408,366)
Costs and expenses:
Cost of products sold	7,378,095	7,370,585	7,510
Selling and marketing	20,258,307	21,492,937	(1,234,630)
Research and development	7,575,892	4,280,385	3,295,507
General and administrative	10,150,777	9,651,350	499,427
Amortization	2,769,466	2,436,222	333,244
Total costs and expenses	48,132,537	45,231,479	2,901,058
Operating income (loss)	(7,390,772)	(4,081,348)	(3,309,424)
Interest income	564,484	299,326	265,158
Interest expense	(195,848)	(92,904)	(102,944)
Income (loss) before income taxes	(7,022,136)	(3,874,926)	(3,147,210)
Income tax (expense) benefit	(16,636)	(4,174,889)	4,158,253
Net income (loss)	$(7,038,772)	$(8,049,815)	$1,011,043

	Years ended December 31,
	2018	2017	Change
Products:
Acetadote	$4,284,111	$6,576,720	$(2,292,609)
Omeclamox-Pak	623,297	1,761,868	(1,138,571)
Kristalose	12,055,625	11,455,805	599,820
Vaprisol	1,763,874	1,576,222	187,652
Caldolor	5,001,997	4,178,443	823,554
Ethyol	10,545,906	10,835,038	(289,132)
Totect	850,965	3,992,467	(3,141,502)
Vibativ	5,075,057	—	5,075,057
Other	540,933	773,568	(232,635)
Total net revenues	$40,741,765	$41,150,131	$(408,366)
Net revenues. Net revenues for the year ended December 31, 2018 were approximately $40.7 million compared to $41.2 million for the year ended December 31, 2017, representing a decrease of $0.4 million or 1.0%. Three of our products: Acetadote, Omeclamox-Pak and Totect experienced a decrease in revenue during 2018, with the largest decrease coming from our Totect product. We began shipments of Totect during a national shortage of dexrazoxane, resulting in strong initial demand for the product. Following our launch, supplies of dexrazoxane became available from competing suppliers.

These decreases were partially offset by the initial product sales of our newest product, Vibativ, as well as three of our marketed products experienced increases in net revenue during the period: Kristalose, Vaprisol and Caldolor.
Kristalose revenue increased by $0.6 million, or 5.2%, compared to December 31, 2017 primarily as a result of increased sales volume. The product's net revenue was positively impacted by increased sales volumes and lower managed care and Medicare rebates, that resulted in improved net pricing for the product for the year ended December 31, 2018.
Caldolor revenue experienced a 20% increase to $5.0 million during the year ended December 31, 2018 compared to $4.2 million in the same period last year. This increase in Caldolor revenue for the year ended December 31, 2018 was positively impacted by increased domestic and international shipments. Domestic net revenue improved from increased sales volumes and improved pricing.
Vaprisol revenue increased $0.2 million during the year ended December 31, 2018 compared to the prior year period due to increased sales of the product. Sales of Vaprisol surged during the second quarter of 2018 due to shipments of newly arrived inventory following a period of time when there were limited supplies of the product. During April 2018, the Vaprisol supply issue was resolved as we received new shipments from our manufacturer. The 12% net revenue increase was partially offset by an increase in expired product sales returns during the period.
Ethyol revenue for the year ended December 31, 2018 was $10.5 million, which was a decrease of $0.3 million from the year ended December 31, 2017. The decrease in net revenue was primarily a result of increases in chargeback deductions related to the Public Health Service's 340B drug pricing program.
Totect revenue decreased $3.1 million for the year ended December 31, 2018 compared to the prior year. The decrease was primarily due to a decrease in product sales volume compared to the prior year period.
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
Selling and marketing. Selling and marketing expense for the year ended December 31, 2018 were $20.3 million, which was a decrease of $1.2 million compared to the prior year's expense of $21.5 million. The decrease was primarily attributable to lower royalty expense related to product sales as well as lower promotional spending for the year ended December 31, 2018.
Research and development. Research and development costs for the year ended December 31, 2018 were $7.6 million, compared to $4.3 million last year, which represented an increase of $3.3 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The increase was partially the result of additional investments in our ongoing clinical initiatives associated with our pipeline products of $1.6 million. There was also an increase in our products FDA program fees including the $1.3 million fee associated with our RediTrex submission. Research and development costs also increased for salary, wages and benefits.
General and administrative. General and administrative expense for the year ended December 31, 2018 was $10.2 million for 2018, compared to $9.7 million last year. The $0.5 million or, 5.2%, increase from the prior year was primarily driven by an increase in compensation and benefits along with increases in legal and consulting expenses.
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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds, commercial paper and other marketable securities. At December 31, 2019, all our investments were in commercial paper with maturity dates under thirty days and classified as cash. At December 31, 2018, we had approximately $8.3 million invested in marketable securities.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2019	2018

Cash and cash equivalents	$28,212,635	$27,938,960
Marketable securities	—	8,290,679
Total cash, cash equivalents and marketable securities	$28,212,635	$36,229,639

Working capital (current assets less current liabilities)	$26,012,840	$31,311,813
Current ratio (multiple of current assets to current liabilities)	2.1	2.1

Revolving line of credit availability	$1,500,000	$—
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2019	2018	2017

Cash provided by (used in):
Operating activities	$3,056,356	$3,112,737	$(557,714)
Investing activities	2,297,848	(27,724,818)	9,512,577
Financing activities	(5,080,529)	7,138,173	1,947,675
Net (decrease) increase in cash and cash equivalents	$273,675	$(17,473,908)	$10,902,538

The net $0.3 million increase in cash and cash equivalents for the year ended December 31, 2019 was attributable to cash provided by operating and investing activities offset by cash used in financing activities. Cash provided by operating activities of $3.1 million included non-cash expense add backs for depreciation and amortization and share-based compensation expense totaling $5.9 million. This increase was partially offset by a net loss for the period of $3.5 million and changes in our working capital that used net cash of $1.4 million. Cash provided by investing activities of $2.3 million included net sales of marketable securities of $8.3 million, partially offset by the $5 million payment to Theravance as part of the acquisition of Vibativ and the addition to intangibles of $0.8 million. Our financing activities included a net repayment of $1.5 million under our line of credit net and $3.5 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration which was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares. The Company did not issue any shares under this ATM during the year ended December 31, 2019.
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
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of December 31, 2019 and we expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2019:

		Payments Due by Year
Contractual obligations(1)	Total	2020	2021	2022	2023	2023 and thereafter

Line of credit(2)	$18,500,000	$—	$18,500,000	$—	$—	$—
Estimated interest on debt (2)	1,248,750	832,500	416,250	—	—	—
Contingent consideration liability payments (3)	8,633,589	2,114,040	1,139,617	997,491	735,405	3,647,036
Operating leases	3,376,746	1,120,066	1,144,889	1,019,313	92,478	—
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$31,759,085	$4,066,606	$21,200,756	$2,016,804	$827,883	$3,647,036
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $18.5 million line of credit assuming the current $18.5 million balance outstanding on December 31, 2019 is consistently outstanding through maturity of July 2021. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.
4.Represents minimum purchase obligations under our manufacturing agreements.
OFF-BALANCE SHEET ARRANGEMENTS
During 2019, 2018 and 2017, we did not engage in any off-balance sheet arrangements.

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
The Company evaluated its revenues and the new guidance had immaterial impacts to recognition practices upon adoption on January 1, 2018. As part of the adoption, the Company elected to apply the new guidance on a modified retrospective basis. We did not record a cumulative effect adjustment to historical retained earnings for initially applying the new guidance as no revenue recognition differences were identified in the timing or amount of revenue.
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance in the form of a FASB Accounting Standards Update ("ASU") No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance (formerly "capital leases") or operating, with classification affecting the pattern of expense recognition in the income statement. The standard provides for a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients. In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements", allowing for an alternative transition method (the effective date approach). It allows an entity to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Cumberland adopted the lease guidance effective January 1, 2019 using the package of transition practical expedients. This allowed us to retain the lease classification for any leases existing prior to adoption, in addition to other benefits.
Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for Cumberland on January 1, 2020. We continue to evaluate this new standard on our trade and other receivables but do not expect a material impact on our consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met, the election must be applied on an instrument-by-instrument basis, and the election is not available for either available-for-sale or held-to-maturity debt securities. The effective date is the same as ASU 2016-13, January 1, 2020. We continue to evaluate this new standard on our trade and other receivables but do not expect a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard will be effective for Cumberland on January 1, 2020. We continue to evaluate this new standard on our trade and other receivables but do not expect a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard will be effective for Cumberland on January 1, 2020. We continue to evaluate this new standard but do not expect a material impact on our consolidated financial statements and related disclosures.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2019.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.5% at December 31, 2019). As of December 31, 2019, we had $18.5 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2019, 2018 and 2017. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, they have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that material information relating to us and our consolidated subsidiaries is made known to officers within these entities in order to allow for timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).
Item 9B. Other Information.

Form 8-K, Item 5.02(e). Compensatory Arrangements of Certain Officers

On March 16, 2020, the Company entered into new employment agreements with each of A.J. Kazimi, our Chief Executive Officer (the “Kazimi Employment Agreement”), Martin Cearnal, our Executive Vice President and Chief Commercial Officer (the “Cearnal Employment Agreement”), Leo Pavliv, our Executive Vice President, Operations and Chief Development Officer (the “Pavliv Employment Agreement”), James Herman, our Senior Vice President, National Accounts and Chief Compliance Officer (the “Herman Employment Agreement,” and Michael Bonner, our Senior Director, Finance and Accounting and Chief Financial Officer (the “Bonner Employment Agreement”), and together with the Kazimi Employment Agreement, the Cearnal Employment Agreement, the Pavliv Employment Agreement, and the Herman Employment Agreement, the “Employment Agreements”). The Employment Agreements were effective as of January 1, 2020.
Employment Agreements
Each Employment Agreement provides for a salary for services performed, a potential annual bonus and a grant of restricted common shares pursuant to a restricted stock agreement. Under the terms of each Employment Agreement, employment is at-will and may be terminated by the Company at any time, with or without notice and with or without cause. Similarly, each of Mr. Kazimi, Mr. Cearnal, Mr. Pavliv, Mr. Bonner, and Mr. Herman may terminate his respective employment with us at any time, with or without notice. The Employment Agreements do not provide for any severance payments in the event employment is terminated for cause nor any severance benefits in the event employment is terminated as a result of death or permanent disability. The Employment Agreements include non-competition, non-solicitation and non-disclosure covenants on the part of employees. The Employment Agreements impose obligations regarding confidential information and state that any discoveries or improvements conceived, developed or otherwise made by the employees, or with others, are deemed our sole property. The Employment Agreements do not contain any termination or change in control provisions.
Kazimi Employment Agreement
Pursuant to the Kazimi Employment Agreement, Mr. Kazimi will serve as the Company’s Chief Executive Officer and will receive a base salary of $589,500.
The foregoing descriptions of the Kazimi Employment Agreement are qualified in their entirety by reference to the Kazimi Employment Agreement, which is included as Exhibit 10.11 to this Annual Report on Form 10-K and are incorporated by reference into this Item. The foregoing description of the Kazimi Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Cearnal Employment Agreement
Pursuant to the Cearnal Employment Agreement, Mr. Cearnal will serve as the Company’s Executive Vice President and Chief Commercial Officer and will receive a base salary of $325,000.
The foregoing descriptions of the Cearnal Employment Agreement are qualified in their entirety by reference to the Cearnal Employment Agreement, which is included as Exhibit 10.12 to this Annual Report on Form 10-K and are incorporated by reference into this Item. The foregoing description of the Cearnal Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Pavliv Employment Agreement
Pursuant to the Pavliv Employment Agreement, Mr. Pavliv will serve as the Company’s Executive Vice President, Operations and Chief Development Officer and will receive a base salary of $422,000.
The foregoing descriptions of the Pavliv Employment Agreement are qualified in their entirety by reference to the Pavliv Employment Agreement, which is included as Exhibit 10.13 to this Annual Report on Form 10-K and are incorporated by reference into this Item. The foregoing description of the Pavliv Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Herman Employment Agreement
Pursuant to the Herman Employment Agreement, Mr. Herman will serve as the Company’s Senior Vice President, National Accounts and Chief Compliance Officer and will receive a base salary of $260,000.
The foregoing descriptions of the Herman Employment Agreement are qualified in their entirety by reference to the Herman Employment Agreement, which is included as Exhibit 10.15 to this Annual Report on Form 10-K and are incorporated by reference into this Item. The foregoing description of the Herman Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Bonner Employment Agreement
Pursuant to the Bonner Employment Agreement, Mr. Bonner will serve as the Company’s Senior Director, Finance and Accounting and Chief Financial Officer and will receive a base salary of $205,500.
The foregoing descriptions of the Bonner Employment Agreement are qualified in their entirety by reference to the Bonner Employment Agreement, which is included as Exhibit 10.14 to this Annual Report on Form 10-K and are incorporated by reference into this Item. The foregoing description of the Bonner Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2020 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 20, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
1.Financial Statements
(2) Financial Statement Schedule

Valuation and Qualifying Accounts	38
b. Exhibits

Exhibit Number	Description

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

10.11#	Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Michael P. Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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
Second Amendment to Amended and Restated Lease Agreement, dated January 9, 2006, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 21, 2008

10.24.2†
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.25†
License and Supply Agreement, dated November 16, 2015, by and between Cumberland Pharmaceuticals Inc. and Gastro-Entero Logic, LLC incorporated herein by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 14, 2016

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.34
Revolving Credit Loan Agreement, dated July 31, 2017, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 8, 2017

10.35
Amendment to Revolving Credit Loan Agreement, by and between Pinnacle Bank and Cumberland Pharmaceuticals Inc., dated August 14, 2018, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2018

10.36
First Amendment to Revolving Credit Note and Second Amendment to Revolving Credit Loan Agreement, dated as of October 17, 2018, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on October 19, 2018

10.37
Second Amendment to Revolving Credit Note and Third Amendment to Revolving Credit Loan Agreement, dated as of May 10, 2019, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-336371) as filed with the SEC on May 15, 2019.

21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2020.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 20, 2020
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael P. Bonner	Senior Director and CFO	March 20, 2020
Michael P. Bonner	(Principal Financial and Accounting Officer

/s/ Martin E. Cearnal	Director	March 20, 2020
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 20, 2020
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 20, 2020
Jonathan I. Griggs

/s/ James R. Jones	Director	March 20, 2020
James R. Jones

/s/ Joey A. Jacobs	Director	March 20, 2020
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 20, 2020
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 20, 2020
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 20, 2020
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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 20, 2020

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 20, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Nashville, Tennessee
March 20, 2020

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$28,212,635	$27,938,960
Marketable securities	—	8,290,679
Accounts receivable, net	9,781,463	7,844,249
Inventories, net	9,411,521	12,078,343
Prepaid and other current assets	2,757,456	2,963,806
Total current assets	50,163,075	59,116,037
Non-current inventories	15,554,992	15,749,000
Property and equipment, net	747,796	771,213
Intangible assets, net	30,920,324	33,655,099
Goodwill	882,000	784,000
Deferred tax assets, net	21,802	87,210
Operating lease right-of-use assets	2,960,569	—
Other assets	3,298,725	2,531,309
Total assets	$104,549,283	$112,693,868

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,912,446	$11,093,297
Operating lease current liabilities	920,431	—
Other current liabilities	11,317,358	16,710,927
Total current liabilities	24,150,235	27,804,224
Revolving line of credit	18,500,000	20,000,000
Operating lease noncurrent liabilities	2,076,472	—
Other long-term liabilities	8,737,323	9,319,143
Total liabilities	53,464,030	57,123,367
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 15,263,555 and 15,481,497 shares issued and outstanding as of December 31, 2019 and 2018, respectively	49,914,478	51,098,613
Retained earnings	1,208,395	4,746,154
Total shareholders’ equity	51,122,873	55,844,767
Noncontrolling interests	(37,620)	(274,266)
Total equity	51,085,253	55,570,501
Total liabilities and equity	$104,549,283	$112,693,868
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Revenues:
Net product revenue	$45,552,587	$40,200,832	$40,376,563
Other revenue	1,981,050	540,933	773,568
Net revenues	47,533,637	40,741,765	41,150,131
Costs and expenses:
Cost of products sold	8,752,020	7,378,095	7,370,585
Selling and marketing	21,429,040	20,258,307	21,492,937
Research and development	6,478,592	7,575,892	4,280,385
General and administrative	10,362,433	10,150,777	9,651,350
Amortization	4,134,557	2,769,466	2,436,222
Total costs and expenses	51,156,642	48,132,537	45,231,479
Operating income (loss)	(3,623,005)	(7,390,772)	(4,081,348)
Interest income	243,364	564,484	299,326
Interest expense	(246,186)	(195,848)	(92,904)
Income (loss) before income taxes	(3,625,827)	(7,022,136)	(3,874,926)
Income tax (expense) benefit	79,316	(16,636)	(4,174,889)
Net income (loss)	(3,546,511)	(7,038,772)	(8,049,815)
Net loss at subsidiary attributable to noncontrolling interests	8,752	75,704	71,182
Net income (loss) attributable to common shareholders	$(3,537,759)	$(6,963,068)	$(7,978,633)

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.23)	$(0.45)	$(0.50)
Diluted	$(0.23)	$(0.45)	$(0.50)
Weighted-average common shares outstanding:
Basic	15,396,098	15,614,052	15,911,577
Diluted	15,396,098	15,614,052	15,911,577

Comprehensive income (loss) attributable to common shareholders	$(3,537,759)	$(6,963,068)	$(7,978,633)
Net loss at subsidiary attributable to noncontrolling interests	8,752	75,704	71,182
Total comprehensive income (loss)	$(3,546,511)	$(7,038,772)	$(8,049,815)

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$(3,546,511)	$(7,038,772)	$(8,049,815)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	4,404,175	2,982,703	2,647,753
Deferred tax expense	65,408	81,886	4,206,753
Share-based compensation	1,485,898	1,364,698	1,115,063
Share-based compensation (foundation contribution)	—	—	372,500
Excess tax (benefit) expense derived from exercise of stock options	—	(81,886)	(91,109)
Decrease in non-cash contingent consideration	(804,167)	—	—
Noncash interest expense	47,525	99,883	77,911
Noncash investment gains	(26,315)	(168,440)	(52,012)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,937,214)	550,863	(1,064,985)
Inventories	2,860,830	460,505	(1,366,118)
Other current assets and other assets	(587,477)	712,149	(1,074,369)
Accounts payable and other current liabilities	1,824,024	4,308,706	2,307,617
Other long-term liabilities	(729,820)	(159,558)	413,097
Net cash provided by (used in) operating activities	3,056,356	3,112,737	(557,714)
Cash flows from investing activities:
Additions to property and equipment	(246,202)	(455,569)	(275,960)
Additions to intangible assets	(772,944)	(3,819,486)	(1,213,110)
Cash paid for acquisition	(5,000,000)	(20,000,000)	—
Proceeds from sale of marketable securities	20,062,132	16,122,376	13,381,061
Purchases of marketable securities	(11,745,138)	(19,572,139)	(2,379,414)
Net cash provided by (used in) investing activities	2,297,848	(27,724,818)	9,512,577
Cash flows from financing activities:
Borrowings on line of credit	76,000,000	56,000,000	24,500,000
Repayments on line of credit	(77,500,000)	(45,800,000)	(18,800,000)
Repurchase of common shares	(3,494,921)	(2,879,426)	(3,724,375)
Payments of deferred equity offering costs	—	(383,310)	(27,950)
Sales of shares of common stock, net of offering costs	—	200,909	—
Payments of financing costs	(52,500)	—	—
Cash payments of contingent consideration	(1,033,108)	—	—
Sale of subsidiary shares to noncontrolling interest	1,000,000	—	—
Net cash provided by (used in) financing activities	(5,080,529)	7,138,173	1,947,675
Net increase (decrease) in cash and cash equivalents	273,675	(17,473,908)	10,902,538
Cash and cash equivalents, beginning of year	27,938,960	45,412,868	34,510,330
Cash and cash equivalents, end of year	$28,212,635	$27,938,960	$45,412,868

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$198,661	$95,965	$14,993
Income taxes	16,694	15,441	18,000
Noncash investing and financing activities:
Change in unpaid invoices for purchases of intangibles	$(576,837)	$(539,467)	$(513,481)
Deferred offering costs included in accounts payable and other accrued expenses	—	—	97,254
Non cash increase in liabilities related to acquisition (see Note 3)	—	14,034,000	—
Recognition of operating lease assets and liabilities through adoption of ASC 842	3,629,320	—	—
Vesting of shares related to RediTrex approval	862,200	—	—
Repurchase of subsidiary shares from noncontrolling interests	(800,000)	—	—
Additions to intangible assets from final purchase price allocation	148,000	—	—

See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2019, 2018 and 2017

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock				Retained earnings		Non-controlling interest		Total equity
	Shares		Amount

Balance, December 31, 2016	16,074,176		$54,643,268		$18,604,931		$(127,380)		$73,120,819
Net income (loss)	—		—		(7,978,633)		(71,182)		(8,049,815)
Cumulative effect from change in accounting principle	—		—		1,082,924		—		1,082,924
Share-based compensation	146,275		1,115,063		—		—		1,115,063
Exercise of options and related tax benefit	50,000		372,500		—		—		372,500
Repurchase of common shares	(547,376)		(3,719,890)		—		—		(3,719,890)
Balance, December 31, 2017	15,723,075	—	52,410,941	—	11,709,222	—	(198,562)	—	63,921,601
Net income (loss)	—		—		(6,963,068)		(75,704)		(7,038,772)
Share-based compensation	170,759		1,364,698		—		—		1,364,698
Proceeds from sale of common stock, net of offering costs	30,704		200,909		—		—		200,909
Repurchase of common shares	(443,041)		(2,877,935)		—		—		(2,877,935)
Balance, December 31, 2018	15,481,497		51,098,613		4,746,154		(274,266)		55,570,501
Net income (loss)	—		—		(3,537,759)		(8,752)		(3,546,511)
Repurchase of subsidiary shares to noncontrolling interest	—		(685,805)		—		(114,195)		(800,000)
Sale of subsidiary shares to noncontrolling interest	—		640,407		—		359,593		1,000,000
Vesting of common stock	180,000		862,200		—		—		862,200
Share-based compensation	225,536		1,485,898		—		—		1,485,898
Repurchase of common shares	(623,478)		(3,486,835)		—		—		(3,486,835)
Balance, December 31, 2019	15,263,555		$49,914,478		$1,208,395		$(37,620)		$51,085,253

See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care and gastroenterology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital and field sales forces in the United States and is establishing a network of international partners to bring its medicines to patients in their countries.
Cumberland focuses its resources on maximizing the commercial potential of its products, as well as developing new product candidates, and has both internal development and commercial capabilities. The Company’s products are manufactured by third parties, which are overseen by Cumberland’s quality and manufacturing professionals. The Company works closely with its third-party distribution partners to make its products available in the United States.
In order to build a pipeline of early-stage product candidates, the Company formed a subsidiary, Cumberland Emerging Technologies, Inc. ("CET"), which teams with universities and other research organizations to help advance scientific discoveries from the laboratory to the marketplace. In 2014, the Company organized equity financing to recapitalize and strengthen the financial position of CET including an investment of approximately $1.0 million from Gloria Pharmaceuticals Co., Ltd. (“Gloria”). As a result, Gloria received shares in CET and joined the CET ownership group.
In April, 2019, CET entered into an agreement with HongKong WinHealth Pharma Group Co. Limited (WinHealth) whereby WinHealth made a $1.0 million investment through the purchase of shares of CET stock. As part of the agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. In connection with WinHealth's investment in CET, Cumberland also made an additional $1.0 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals agreed to return its shares in CET in exchange for consideration of $0.8 million.
The Company's ownership in CET is now 85%. As noted above, the ownership interests of CET includes WinHealth and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $8,752, $75,704 and $71,182 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $1.5 million, $2.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2019 and 2018, cash equivalents consist primarily of money market funds as well as trading securities with original maturities of less than ninety days.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds, and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2019 and 2018, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations. As of December 31, 2019, all the trading securities were commercial paper with original maturities of less than ninety days and as a result, were classified as cash equivalents.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, including amounts related to chargebacks, cash discounts and credits for damaged product. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and credits claimed for damaged and expired product. The allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $0.8 million at December 31, 2019 and $0.9 million at December 31, 2018.
Other organizations, such as managed care providers, pharmacy benefit management companies and government agencies, may receive rebates from the Company based on either negotiated contracts to carry the Company’s products or reimbursements for filled prescriptions. These entities are considered indirect customers of

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
the Company. In conjunction with recognizing a sale to a wholesaler, revenues are reduced and accrued liabilities are increased by the Company’s estimate of the rebate that may be claimed as well as the reserves for expired and damaged goods.
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
Deferred offering costs are expenses directly related to the Form S-3 or Shelf Registration filed with the SEC on November 11, 2017 and declared effective on January 16, 2018. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the year ended December 31, 2019, the Company has not expensed any deferred offering costs associated with the Shelf Registration.
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
Intangible Assets and Goodwill
The Company’s intangible assets and goodwill consist of capitalized costs related to product and license rights, patents, trademarks and goodwill obtained in the Vibativ acquisition. Goodwill is not amortized for financial reporting purposes, but is subject to impairment analysis at least annually.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models.
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company's goodwill was acquired in November 2018 with the Vibativ acquisition. As a result, the Vibativ component of the Company is the reporting unit evaluated for goodwill impairment. Cumberland determined the fair value of the reporting unit through current and future estimated revenue and profitability of the product. The Company recorded no impairment charges during 2019, 2018 and 2017.
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
Net Product Revenue
Revenues from product sales are recognized in the amount that reflects the consideration that we expect to receive for these goods. Depending upon the shipping terms of the transaction, the revenue is recognized.at the point where the customer obtains control of the goods and we satisfy our performance obligation. This occurs upon either shipment of the product or arrival at its ship to destination. Payment terms typically range from 30 to 60 days from date of shipment. The Company’s net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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
Distribution Costs
Distribution costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Distribution costs were as follows for the years ended December 31:

	2019	2018	2017

Distribution costs	$794,317	$618,756	$621,142

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2019	2018	2017

Advertising costs	$2,690,280	$2,219,074	$2,589,185

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
In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of existing temporary differences, projected future taxable income and tax planning strategies in making this assessment.
The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.
Comprehensive Income (Loss)
Total comprehensive income (loss) was comprised solely of net income (loss) for all periods presented.
Earnings (Loss) per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares outstanding. Except where the result would be antidilutive to income from continuing operations, diluted earnings (loss) per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options and warrants and unrecognized compensation costs.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Collaborative Agreements
The Company is a party to several collaborative arrangements with certain research institutions to identify and pursue promising preclinical pharmaceutical product candidates. The Company has determined these collaborative agreements do not meet the criteria for accounting under Accounting Standards Codification 808, Collaborative Agreements. The agreements do not specifically designate each party's rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. The funding for these programs is generally provided through private sector investments or federal Small Business Administration ("SBIR/STTR") grant programs. Expenses incurred under these collaborative agreements are included in research and development expenses in the consolidated statements of operations. Funding received from private sector investments and grants are recorded as net revenues in the consolidated statements of operations.
Reclassification of prior period amounts
The Company has made certain reclassifications to prior period amounts to conform to the current-year presentation of the reporting of research and development expense and general and administrative expense on the consolidated statements of operations. Certain costs and expenses related to research and development were previously reported as general and administrative expenses on the consolidated statements of operations. These reclassifications have no effect on the reported operating loss or equity for the years ended December 31, 2018 and 2017.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance in the form of a FASB Accounting Standards Update ("ASU") No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance (formerly "capital leases") or

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
operating, with classification affecting the pattern of expense recognition in the income statement. The standard provides for a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients. In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements", allowing for an alternative transition method (the effective date approach). It allows an entity to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). Cumberland adopted the lease guidance effective January 1, 2019 using the package of transition practical expedients. This allowed the Company to retain the lease classification for any leases existing prior to adoption, in addition to other benefits. See additional discussion of the impact of adopting the lease accounting guidance in Note 15.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose more information, including the information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020. The Company continues to evaluate this new standard on its trade and other receivables but does not expect a material impact on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met, the election must be applied on an instrument-by-instrument basis, and the election is not available for either available-for-sale or held-to-maturity debt securities. The effective date is the same as ASU 2016-13, January 1, 2020. The Company continues to evaluate this new standard but does not expect a material impact on its consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard will be effective for the Company on January 1, 2020. The Company continues to evaluate this new standard but does not expect a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard will be effective for the Company on January 1, 2020. The Company continues to evaluate this new standard but does not expect a material impact on its consolidated financial statements and related disclosures.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(3) Omeclamox®-Pak, RediTrex® and Vibativ®
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
The $4.0 million upfront payment that the Company paid in October 2013 to Pernix along with the payments made to GEL during 2018 are included in product and license rights and are being amortized over the remaining expected useful life of the acquired asset. The Company evaluated the remaining expected useful life and maintained the existing estimated life of the product, June 2032. Omeclamox-Pak contributed $0.8 million, $0.6 million, and $1.8 million in net revenues during 2019, 2018, and 2017, respectively.
RediTrex
In November 2016, the Company announced an Agreement to acquire the exclusive U.S. rights to Nordic Group B.V.’s ("Nordic") injectable methotrexate product line as an asset purchase. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
Under the terms of the Agreement, Cumberland is responsible for the products’ FDA submission and registration. As consideration for the license, at closing, Cumberland paid a deposit of $100,000. The Company also recorded a liability of $0.9 million that will be settled through 180,000 unvested restricted shares of Cumberland common stock that vest upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Nordic is responsible for manufacturing and supply of the products.
On November 27, 2019, Cumberland received FDA approval of the pre-filled syringe. The 180,000 shares of restricted Cumberland common stock vested and were valued at $0.9 million on the vesting date. In addition, the FDA approval resulted in an additional $1.0 million liability to Nordic that will be paid during 2020. The value of the then unvested restricted Cumberland common stock shares was a liability of $1.1 million at December 31, 2018.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company paid an upfront payment of $20.0 million at closing and a $5.0 million cash payment during early 2019. In addition, Cumberland agreed to pay a royalty of up to 20% on future net sales of the product. The future royalty payments were required to be recognized at their acquisition-date fair value as part of the contingent consideration transferred in the business combination.
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

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(1,033,108)
Change in fair value of contingent consideration included in operating expenses	(804,167)
Contingent consideration earned and accrued in operating expenses	820,864
Balance at December 31, 2019	$8,633,589

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The following table summarizes the allocation of the fair values of the assets acquired as of the acquisition date for Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	$11,750,000
Goodwill	882,000
Total intangibles and goodwill	$12,632,000
Total assets acquired	$34,182,000
The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $2.4 million and the non-current portion is $6.3 million, as of December 31, 2019.
(4) Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2019	2018	2017
Products:
Acetadote	$3,824,449	$4,284,111	$6,576,720
Omeclamox-Pak	837,829	623,297	1,761,868
Kristalose	12,895,120	12,055,625	11,455,805
Vaprisol	936,615	1,763,874	1,576,222
Caldolor	5,222,281	5,001,997	4,178,443
Ethyol	12,774,831	10,545,906	10,835,038
Totect	369,912	850,965	3,992,467
Vibativ	8,691,550	5,075,057	—
Total net product revenues	$45,552,587	$40,200,832	$40,376,563
Other Revenues
During 2019, Cumberland executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. In conjunction with these new arrangements, the Company terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co ("Gloria Pharmaceuticals") for the two brands. In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. As a result of these agreements, Cumberland recognized approximately $0.3 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during 2019.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The Company has entered into agreements, beginning in 2012, with international partners for commercialization of the Company's products. The international agreements provide that each of the partners are responsible for seeking regulatory approvals for the products, and following approvals, each partner will handle ongoing distribution and sales in the respective international territories. The Company maintains responsibility for the intellectual property and product formulations. Under the international agreements, the Company is entitled to receive non-refundable up-front payments at the time the agreements are entered into and payments upon the partners' achievement of defined regulatory approvals and sales milestones. The Company will recognize revenue for these achievements once it is probable that these consideration amounts are no longer constrained. The Company is also entitled to receive royalties on future sales of the products under the agreements. The international agreements provide for $1.0 million in non-refundable up-front payments, milestone payments of up to $2.2 million related to regulatory approvals and up to $4.8 million in payments related to product sales. From 2012 through December 31, 2019, the Company has recognized a cumulative $1.2 million in upfront payments as other revenue and has recognized $0.1 million in revenue related to the milestone payments associated with these international agreements.
Other revenues during 2019, 2018 and 2017 also includes revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from SBIR/STTR programs totaled approximately $1.3 million, $0.1 million, and $0.2 million for the years ending December 31, 2019, 2018 and 2017, respectively.
(5) Inventories
The Company's net inventories consisted of the following as of December 31:

	2019	2018

Raw materials and work in process	$19,345,723	$18,378,450
Consigned inventory	416,468	937,006
Finished goods, net of reserve	5,204,321	8,511,887
Total inventories	24,966,513	27,827,343
less non-current inventories	(15,554,992)	(15,749,000)
Total inventories classified as current	$9,411,521	$12,078,343
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net realizable value. At December 31, 2019 and 2018, the Company had recognized and maintained cumulative charges for potential obsolescence and discontinuance losses of approximately $0.1 million and $0.3 million, respectively. At December 31, 2019 there were no cumulative obsolescence or discontinuance losses necessary.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2019 and 2018. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.7 million that are classified as non-current inventories at December 31, 2018. At December 31, 2019, the Vibativ non-current inventory was $15.3 million. Although the Company did not have any finished goods included in the non-current

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
inventories at December 31, 2019, we had $0.8 million in Vibativ finished goods included at December 31, 2018. During 2019, Cumberland also obtained $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives.
(6) Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2019	2018

Computer equipment	3 – 5 years	$1,260,630	$1,148,140
Office equipment	3 – 15 years	878,350	809,153
Furniture and fixtures	5 – 15 years	646,505	639,267
Leasehold improvements	3 – 15 years, or remaining lease term	1,356,640	1,299,363
Total property and equipment, gross		4,142,125	3,895,923
Less: accumulated depreciation and amortization		(3,394,329)	(3,124,710)
Total property and equipment, net		$747,796	$771,213
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2019	2018	2017

Depreciation expense	$269,619	$213,237	$211,532

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(7) Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31:

	2019	2018

Product and license rights	$37,400,742	$36,573,941
Less: accumulated amortization	(11,499,141)	(8,405,188)
Total product and license rights	25,901,601	28,168,753
Patents	9,882,511	9,428,266
Less: accumulated amortization	(5,127,878)	(4,087,273)
Total patents	4,754,633	5,340,993
Trademarks	273,110	154,373
Less: accumulated amortization	(9,020)	(9,020)
Total trademarks	264,090	145,353
Total intangible assets	$30,920,324	$33,655,099

Goodwill	$882,000	$784,000
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
As discussed in Note 3, in November 2016, the Company acquired the U.S. rights to Nordic Group B.V.’s injectable methotrexate product line as an asset purchase. The agreement requires the Company to provide unvested restricted shares of Cumberland common stock and make a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. The payments are being treated as consideration for the assets acquired and are being capitalized and amortized over the expected useful life of the acquired asset. To date, the intangible assets related to the product include the $100,000 deposit paid at closing, the 180,000 restricted shares valued at $0.9 million that vested upon the November 2019 FDA approval and the additional $1.0 million owed to Nordic during 2020, also based on the FDA approval.
As discussed in Note 3, during November 2018, the Company acquired Vibativ from Theravance. This resulted in amortizable intangible assets related to the product rights of $11.8 million and goodwill of $0.9 million. The intangible assets are being amortized through November 2028, the expected useful life of the acquired asset. The $0.1 million increase in goodwill during 2019 was a result of changes in the purchase price allocation during the measurement period.
During 2019 and 2018, the Company recorded an additional $0.7 million and $0.4 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2019	2018	2017

Amortization expense	$4,134,557	$2,769,466	$2,436,222
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2020	$4,286,336
2021	4,084,702
2022	3,530,879
2023	3,743,526
2024 and thereafter	15,274,881
$30,920,324

(8) Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

Other current liabilities	2019	2018

Rebates, product returns, administrative fees and service fees	$4,825,657	$5,635,972
Employee wages and benefits	1,295,905	1,263,426
Stock payable	—	1,085,400
Current portion of accrued contingent consideration	2,374,776	2,290,000
Deferred acquisition liability	—	5,000,000
Accrued inventory purchases	829,047	434,405
Accrued payment for asset purchase	1,000,000	—
Other	991,973	1,001,724
Total other current liabilities	$11,317,358	$16,710,927

Other long-term liabilities	2019	2018

Noncurrent portion of accrued contingent consideration	$6,258,813	$7,212,000
Deferred compensation	2,278,164	1,588,123
Other	200,346	519,020
Total other long-term liabilities	$8,737,323	$9,319,143

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(9) Debt

On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company achieved compliance with the Tangible Capital Ratio financial covenant as of December 31, 2019.

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
The Company had $18.5 million in borrowings under the Pinnacle Agreement at December 31, 2019 and $20.0 million at December 31, 2018.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 4.5% at December 31, 2019). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets.
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
(b) Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2019 and 2018, there was no preferred stock outstanding.
(c) Common Stock
During 2019, 2018 and 2017, the Company issued 225,536 shares, 170,759 shares, and 146,275 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. Cumberland issued 3,409 common shares under option exercise transactions during 2016. There were no option exercise transactions during 2019, 2018 and 2017.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In January 2018, the Company's Form S-3 or Shelf Registration associated with the sale of up to $100 million in corporate securities was declared effective. The Shelf Registration also included an At-the-Market ("ATM") feature enabling the Company to sell common shares at market prices, along with an agreement with B. Riley FBR to support such a placement of shares.
(d) Warrants
In 2006, the Company signed a new line of credit agreement along with a term loan agreement with a financial institution. In conjunction with these agreements, the Company issued warrants to purchase up to 3,958 shares of common stock at $9.00 per share within 10 years of issuance. All of these warrants expired during 2017.
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expired in July 2019. As of December 31, 2019, there were no outstanding warrants.
(e) Share Repurchases

The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 623,478 shares, 443,041 shares and 547,376 shares of common stock for approximately $3.5 million, $2.9 million, and $3.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. There remains $8.0 million available under the current repurchase program available for share repurchases at December 31, 2019.
(f) Cumberland Emerging Technologies
In April 2019, Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary, entered into an agreement with WinHealth whereby WinHealth made a $1 million investment through the purchase of shares of CET stock. As part of the agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. In connection with WinHealth’s investment in CET, the Company also made an additional $1 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals agreed to return its shares in CET in exchange for consideration of $0.8 million. After the additional investment, the Company’s ownership in CET is 85%. As CET is a consolidated subsidiary, the Company reports the operating results of CET and allocates the noncontrolling interests to the non-majority partners.
(g)  Cumberland Foundation
In December 2017, the Company formed the Cumberland Pharma Foundation (the "Foundation") to serve as a vehicle to facilitate the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as a nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors is comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
In 2018, Cumberland provided a grant of 50,000 shares of the Company's common stock to the Foundation. The shares will address the ongoing financial needs of the organization, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation maintains separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2019, Cumberland Pharmaceuticals committed approximately $50,000 in cash contributions to be paid to the Foundation during 2020.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(h) Nordic Group B.V.
On November 27, 2019, Cumberland received approval from the FDA for the pre-filled syringe of the Methotrexate product. With this approval, Nordic's 180,000 shares of Cumberland's common stock became vested. The value of these shares at the date of approval was $0.9 million.
(11) Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2019	2018	2017

Numerator:
Net income (loss) attributable to common shareholders	$(3,537,759)	$(6,963,068)	$(7,978,633)

Denominator:
Weighted-average shares outstanding – basic	15,396,098	15,614,052	15,911,577
Dilutive effect of restricted stock and stock options	—	—	—
Weighted-average shares outstanding – diluted	15,396,098	15,614,052	15,911,577
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2019	2018	2017

Anti-dilutive shares and options	4,000	41,650	18,325

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12) Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2019	2018

Deferred Tax Assets
Net operating loss and tax credits	$16,964,685	$16,410,403
Property and equipment and intangibles	227,072	236,318
Allowance for accounts receivable	257,564	251,068
Reserve for expired product	469,466	558,484
Inventory	35,227	193,150
Deferred charges	845,765	910,577
Cumulative compensation costs incurred on deductible equity awards	1,047,149	884,049
Total deferred tax assets	19,846,928	19,444,049

Deferred Tax Liabilities
Intangible assets	(1,313,965)	(1,974,787)
Net deferred tax assets, before valuation allowance	18,532,963	17,469,262
Less: deferred tax asset valuation allowance	(18,511,161)	(17,382,052)
Net deferred tax assets	$21,802	$87,210
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2019:

Years of expiration	Federal	State

2020	$—	$13,115
2021 - 2029	—	49,392,824
2030	44,153,819	461,280
2031 - 2039	7,534,351	9,947,070
Indefinite Period	5,493,258	383,869
Total federal and state net operating loss carryforwards	$57,181,428	$60,198,158

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit includes the following components for the years ended December 31:

	2019	2018	2017

Current:
Federal	$65,408	$—	$—
State and other	79,316	(16,636)	(59,243)
Total current income tax (expense) benefit	144,724	(16,636)	(59,243)

Deferred:
Federal	(65,408)	—	(3,682,772)
State	—	—	(432,874)
Total deferred income tax (expense) benefit	(65,408)	—	(4,115,646)
Total income tax (expense) benefit	$79,316	$(16,636)	$(4,174,889)

The Company’s effective income tax rate for 2019, 2018 and 2017 reconciles with the federal statutory tax rate as follows:

	2019	2018	2017

Federal tax expense at statutory rate	21%	21%	34%
State income tax expense (net of federal income tax benefit)	4%	4%	4%
Permanent differences associated with general business credits	7%	1%	1%
Change in valuation allowance	(31)%	(25)%	(148)%
Change in tax rate	—%	—%	2%
Other permanent differences	1%	(1)%	1%
Other	—%	—%	(2)%
Net income tax expense	2%	—%	(108)%

In 2017, the Company determined that it was not more likely than not that its net deferred tax assets would be realized. As such, the Company’s income tax provision for the year ended December 31, 2017 reflected a full valuation allowance against net deferred tax assets with the exception of the deferred tax asset for alternative minimum tax (“AMT”) credit carryforwards discussed further below. The Company’s position is unchanged as of both December 31, 2018 and December 31, 2019.
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
The Company is no longer subject to U.S. federal tax examinations for tax years before 2016, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2016. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2016 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. The Company has no unrecognized tax benefits in 2019, 2018 and 2017.
(13) Stock-Based Compensation Plans
The Company has grants outstanding under three equity compensation plans, with two of the plans available for future grants of equity compensation awards to employees, consultants and directors. All of the equity plans were approved by shareholders. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan") and the 2007 Directors’ Incentive Plan (the "Directors’ Plan") superseded the 1999 Stock Option Plan. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 2.4 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

	2019	2018	2017

Share-based compensation - employees	$1,481,016	$1,244,606	$1,032,094
Share-based compensation - nonemployees	4,882	120,092	82,969
Share-based compensation - foundation contribution	—	$—	372,500
Total share-based compensation	$1,485,898	$1,364,698	$1,487,563
At December 31, 2019, there was approximately $2.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.5 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock awards.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock option activity for 2019 and 2018 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2017	5,800	$13.00	1.9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding, December 31, 2018	5,800	13.00	0.9	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(5,800)	13.00
Outstanding, December 31, 2019	—	—	0	—
Exercisable at December 31, 2019	—	$—	0	$—
The Company did not grant any stock options and there were no options exercised during 2019, 2018 and 2017. Information related to the stock option plans during 2019, 2018 and 2017 was as follows:

	2019	2018	2017

Intrinsic value of options exercised	$—	$—	$—
Weighted-average fair value of options exercised	$—	$—	$—
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2017	767,845	$5.61
Shares granted	261,680	6.66
Shares vested	(170,759)	4.79
Shares forfeited	(25,025)	6.19
Nonvested, December 31, 2018	833,741	6.09
Shares granted	229,669	5.95
Shares vested	(225,536)	6.71
Shares forfeited	(22,925)	6.20
Nonvested, December 31, 2019	814,949	$5.88

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.
(14) Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2019, 2018 and 2017, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheet, was $2.3 million and $1.6 million as of December 31, 2019 and 2018, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $3.1 million and $2.3 million as of December 31, 2019 and 2018, respectively.
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
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income as follows for the years ended December 31:

	2019	2018	2017

Rent expense	$1,246,143	$1,136,610	$1,074,437

Sublease income	$688,020	$662,358	$573,494

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
The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases currently classified as operating leases. The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by Cumberland Emerging Technologies (“CET”),

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023. The Company did not have any leases classified as finance leases at January 1, 2019 or December 31, 2019. The new lease accounting standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for any period presented.
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
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term is 3.4 years and the weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%.
Lease Position
At December 31, 2019, the Company recorded the following on the Condensed Consolidated Balance Sheet:

Right-of-Use Assets	Balance Sheet Classification	December 31, 2019
Operating lease right-of-use assets	Other noncurrent assets	$2,960,569
Total		$2,960,569

Lease Liabilities	Balance Sheet Classification	December 31, 2019
Current:
Operating lease liabilities	Other current liabilities	$920,431
Noncurrent:
Operating lease liabilities	Other noncurrent liabilities	2,076,472
Total		$2,996,903

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.7 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

As of December 31, 2019:
2020	$1,120,066
2021	1,144,889
2022	1,019,313
2023	92,478
After 2023	—
Total future minimum lease payments	3,376,746
Less Interest	(379,843)
Present value of lease liabilities	$2,996,903
The Company's future minimum lease commitments, under Topic 840, predecessor to Topic 842, are as follows:

As of December 31, 2018:
2019	$959,902
2020	980,720
2021	1,001,603
2022	871,969
2023	44,508
After 2023	—
Total future minimum lease payments	$3,858,702

(16) Fair Value of Financial Instruments
The Company owns marketable securities that are solely classified as trading securities as of December 31, 2019. All of these securities had a maturity date of less than ninety days and classified as cash and cash equivalents at December 31, 2019. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

U.S. Treasury notes and bonds	$—	$—	$—	$5,034,955	$—	$5,034,955
SBA loan pools - variable rate	—	—	—	—	2,504,551	2,504,551
Short-term cash investments	—	—	—	—	751,173	751,173
Commercial Paper	—	2,119,607	2,119,607	—	—	—
Total fair value of marketable securities	$—	$2,119,607	$2,119,607	$5,034,955	$3,255,724	$8,290,679
The fair values of all other financial instruments outstanding as of December 31, 2019 and 2018 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2019 or 2018.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(17) Market Concentrations
The Company is focused on the acquisition, development and commercialization of branded prescription products. The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured, and cash equivalents. The Company’s cash equivalents consist primarily of money market funds. Certain bank deposits may be in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2019	2018	2017

Customer 1	26%	25%	25%
Customer 2	25%	24%	22%
Customer 3	16%	26%	25%
Customer 4	14%	11%	*%
*: less than 10% of total
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 72% and 78% at December 31, 2019 and 2018, respectively.
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

(20) Discontinued Operations
In 2016, Cumberland entered into an agreement with Clinigen Group Plc ("Clinigen") for the rights and responsibilities associated with the commercialization of Ethyol in the United States. In 2017, the Company entered into another agreement with Clinigen for the rights and responsibilities associated with the commercialization of Totect in the United States. Ethyol and Totect are collectively referred to herein as the "Products."
Early in 2019, Cumberland announced a strategic review the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, Cumberland felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities. In May 2019 following the strategic review, Cumberland entered into an agreement with Clinigen to return the exclusive rights to the Products (the "Agreement"). The Agreement provided for a conclusion of the Company's arrangements with Clinigen effective September 30, 2019. Under the terms of the Agreement, Cumberland will no longer distribute the Products after the

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
transition date and will receive $5 million in financial consideration from Clinigen, paid over a two-year period. Cumberland agreed not to sell competing products during the same two-year period.
In September 2019, Clinigen and Cumberland completed an amendment to the Agreement, whereby the transition date was changed to late December 2019. Under the final terms of the amended Agreement, the Company returned the Product rights to Clinigen on December 31, 2019. Except for the Products' inventory as of December 31, 2019, no other operating assets and no liabilities were transferred to Clinigen.
The exit from the Ethyol and Totect Products meets the accounting criteria to be reported as discontinued operations. December 31, 2019, as the transition date, was the final day Cumberland was responsible for the Products. Cumberland was responsible for the Products through December 31, 2019 and beginning on January 1, 2020, the Products' rights transitioned back to Clinigen. As a result, January 1, 2020, was the first day of discontinued operations for the Ethyol and Totect products.

(21) Commitments and Contingencies
Commitments
In connection with the acquisition of certain Kristalose assets during 2011, the Company was required to make quarterly payments based on a percentage of Kristalose net sales through November 2018. The payments were treated as consideration for the assets acquired and were capitalized. They are being amortized over the remaining expected useful life of the acquired asset, currently through 2026.
In connection with its licensing agreements for Caldolor, the Company is required to pay royalties based on net sales over the life of the product. Royalty expense is recognized as a component of selling and marketing expense in the period that revenue is recognized.
In connection with its licensing agreements for Ethyol and Totect, the Company was required to pay royalties based on net sales. The royalty expense was recognized as a component of selling and marketing expense in the period the associated revenue was recognized through the end of the licensing period, December 31, 2019.
In connection with the acquisition of Vibativ, the Company is required to pay royalties based on net sales of the product. At the purchase date, Cumberland recorded the fair value of this liability and will continue to evaluate the liability each period and the royalty expense is recognized as a component of selling and marketing expense in the period that the change in fair value is recognized.
Legal Matters
Cumberland has a number of Patents issued through the United States Patent and Trademark Office (the “USPTO”) including U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to the Company. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which time period includes a 270-day patent term adjustment granted by the USPTO.
Since 2012, Cumberland has to continued to vigorously defend and protect its Acetadote product and related intellectual property rights including the use of all its legal options.
The Company is a party to various other legal proceedings in the ordinary course of its business. In the opinion of management, the liability associated with these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(22) Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2019:
Net revenues	$11,902,747	$11,580,600	$10,371,918	$13,678,372	$47,533,637
Operating income (loss)	(176,796)	(601,715)	(1,847,085)	(997,409)	(3,623,005)
Net income (loss) attributable to common shareholders	(73,878)	(549,507)	(1,953,668)	(960,706)	(3,537,759)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$—	$(0.04)	$(0.13)	$(0.06)	$(0.23)
Diluted	$—	$(0.04)	$(0.13)	$(0.06)	$(0.23)

2018:
Net revenues	$8,587,605	$10,163,724	$8,492,530	$13,497,906	$40,741,765
Operating income (loss)	(2,452,222)	(868,978)	(1,806,883)	(2,262,689)	(7,390,772)
Net income (loss) attributable to common shareholders	(2,379,239)	(720,688)	(1,643,044)	(2,220,097)	(6,963,068)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$(0.15)	$(0.05)	$(0.11)	$(0.14)	$(0.45)
Diluted	$(0.15)	$(0.05)	$(0.11)	$(0.14)	$(0.45)

(1) Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(23) Subsequent events
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As of March 20, 2020, the Company is aware of changes in its business as a result of COVID-19 but uncertain of the impacts of those changes on its consolidated statements of position, operations or cash flows. Management believes any disruption, when and if experienced, could be temporary; however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2019, 2018 and 2017

Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2017	$449,859	$5,066,526		$—	$(5,008,851)	(1)	$507,534
2018	507,534	5,932,248		—	(5,446,442)	(1)	993,340
2019	993,340	7,010,141		—	(7,195,470)	(1)	808,011

Valuation allowance for deferred tax assets:
For the years ended December 31:
2017	$388,500	$(665,039)	(2)	$15,908,774	$—		$15,632,235
2018	15,632,235	1,749,817		—	—		17,382,052
2019	17,382,052	1,129,109		—	—		18,511,161

(1) Composed of actual returns and credits for chargebacks and cash discounts.
(2) Amount includes $4,202,854 related to increase in the valuation allowance during the year, net of $4,867,893 related to the revaluation of deferred income tax balances for new rates under the Tax Act.