Form 10-Q
period 2020-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2020-05-22
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchanged on which registered	Outstanding at May 18, 2020
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,230,746

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,026,734	$28,212,635
Accounts receivable, net	5,949,910	7,843,917
Inventories	8,150,152	8,871,254
Current assets of discontinued operations	1,291,359	2,477,813
Prepaid and other current assets	2,318,862	2,757,456
Total current assets	44,737,017	50,163,075
Non-current inventories	15,569,992	15,554,992
Property and equipment, net	694,499	747,796
Intangible assets, net	30,142,611	30,920,324
Goodwill	882,000	882,000
Deferred tax assets, net	21,802	21,802
Operating lease right-of-use assets	2,733,782	2,960,569
Other assets	2,637,434	3,298,725
Total assets	$97,419,137	$104,549,283
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,247,899	$9,993,578
Current liabilities of discontinued operations	1,247,011	1,918,868
Operating lease current liabilities	943,807	920,431
Other current liabilities	8,933,874	11,317,358
Total current liabilities	19,372,591	24,150,235
Revolving line of credit	18,500,000	18,500,000
Operating lease noncurrent liabilities	1,831,274	2,076,472
Other long-term liabilities	7,872,214	8,737,323
Total liabilities	47,576,079	53,464,030
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,318,529 and 15,263,555 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	49,737,428	49,914,478
Retained earnings	152,775	1,208,395
Total shareholders’ equity	49,890,203	51,122,873
Noncontrolling interests	(47,145)	(37,620)
Total equity	49,843,058	51,085,253
Total liabilities and equity	$97,419,137	$104,549,283
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net revenues	$8,330,734	$8,729,860
Costs and expenses:
Cost of products sold	1,634,181	1,658,789
Selling and marketing	3,707,676	3,436,932
Research and development	1,722,555	1,399,687
General and administrative	2,036,284	2,536,739
Amortization	1,076,039	1,021,645
Total costs and expenses	10,176,735	10,053,792
Operating income (loss)	(1,846,001)	(1,323,932)
Interest income	29,888	115,861
Interest expense	(33,065)	(60,911)
Income (loss) from continuing operations before income taxes	(1,849,178)	(1,268,982)
Income tax (expense) benefit	(34,240)	81,428
Net income (loss) from continuing operations	(1,883,418)	(1,187,554)
Discontinued operations	818,273	1,147,136
Net income (loss)	(1,065,145)	(40,418)
Net (income) loss at subsidiary attributable to noncontrolling interests	9,525	(33,460)
Net income (loss) attributable to common shareholders	$(1,055,620)	$(73,878)
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	(0.12)	$(0.08)
- Discontinued operations - basic	0.05	0.08
	$(0.07)	$—

- Continuing operations - diluted	$(0.12)	$(0.08)
- Discontinued operations - diluted	0.05	0.08
	$(0.07)	$—
Weighted-average shares outstanding
- basic	15,240,614	15,472,952
- diluted	15,578,309	15,891,570

Comprehensive income (loss) attributable to common shareholders	(1,055,620)	(73,878)
Comprehensive (income) loss at subsidiary attributable to noncontrolling interests	9,525	(33,460)
Total comprehensive income (loss)	$(1,065,145)	$(40,418)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,065,145)	$(40,418)
Discontinued operations	818,273	1,147,136
Net income (loss) from continuing operations	(1,883,418)	(1,187,554)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,152,062	1,076,246
Deferred tax expense	—	43,605
Share-based compensation	264,574	364,434
Decrease in non-cash contingent consideration	(543,006)	(269,422)
Noncash interest expense	11,333	10,497
Noncash investment gains	—	(44,191)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,014,438	(1,361,692)
Inventories	706,102	494,395
Other current assets and other assets	1,093,517	134,578
Accounts payable and other current liabilities	(2,394,824)	474,354
Other long-term liabilities	(865,109)	(353,925)
Net cash provided by (used in) operating activities from continuing operations	(444,331)	(618,675)
Discontinued operations	1,332,870	232,942
Net cash provided by (used in) operating activities	888,539	(385,733)
Cash flows from investing activities:
Additions to property and equipment	(22,726)	(27,474)
Purchases of marketable securities	—	(7,816,191)
Proceeds from sale of marketable securities	—	6,483,988
Additions to intangible assets	(548,435)	(363,711)
Net cash used in investing activities	(571,161)	(1,723,388)
Cash flows from financing activities:
Borrowings on line of credit	18,500,000	19,000,000
Repayments on line of credit	(18,500,000)	(19,000,000)
Cash payment of contingent consideration	(260,735)	(507,505)
Repurchase of subsidiary shares from noncontrolling interest	(800,000)	—
Repurchase of common shares	(442,544)	(712,919)
Net cash used in financing activities	(1,503,279)	(1,220,424)
Net decrease in cash and cash equivalents	(1,185,901)	(3,329,545)
Cash and cash equivalents at beginning of period	$28,212,635	$27,938,960
Cash and cash equivalents at end of period	$27,026,734	$24,609,415

Supplemental non-cash investing and financing activities:
Recognition of operating lease assets and liabilities through adoption of ASC 842	$—	$3,629,320
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Share-based compensation	187,486	364,434	—	—	364,434
Repurchase of common shares	(121,466)	(703,790)	—	—	(703,790)
Net loss	—	—	(73,878)	33,460	(40,418)
Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Share-based compensation	219,850	264,574	—	—	264,574
Repurchase of common shares	(164,876)	(441,624)	—	—	(441,624)
Net loss	—	—	(1,055,620)	(9,525)	(1,065,145)
Balance, March 31, 2020	15,318,529	$49,737,428	$152,775	$(47,145)	$49,843,058

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2019 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Total comprehensive income (loss) consisted solely of net income (loss) for the three months ended March 31, 2020 and 2019.
Discontinued Operations
As discussed further in Note 10, during May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from the products meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these products. Refer to Note 10, for additional information.
COVID-19 Pandemic
During March 2020, the U.S. declared a health care emergency following the outbreak of the (SARS-CoV-2), a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company is monitoring this situation both in the U.S. and internationally, so Cumberland can maintain employee safety and well-being, while also keeping the business operating and secure.
Cumberland has remained open for business, as the Company is considered to be essential by the United States Department of Homeland Security. All of the Company's corporate and Cumberland Emerging Technologies (“CET”) employees have been given the opportunity to work remotely, and those that wish to work from Cumberland's office and laboratories are encouraged to practice the behaviors outlined by the Centers for Disease Control. Cumberland's sales organization has continued to make calls on medical professionals, providing information and product samples as requested. However, their contact has largely shifted from in person to telephonic and electronic communications. Travel across the organization and attendance at medical meetings have largely been discontinued.
Cumberland relies on third-party organizations around the world to supply components, manufacture and distribute its products. The Company is aware that it may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.

During this national health care and economic crisis, Cumberland understands that the volume of patients seeking health care was negatively impacted by the stay-at-home orders across the country. Declines in hospital admissions, patient visits to physician offices and postponement of elective surgeries have all been reported. As a result, Cumberland is facing the same headwinds that are affecting all companies that rely on these factors to help drive revenue. While the Company expects these dynamics to improve as the country reopens, it cannot be determined at this time when and to what extent that improvement will occur.
Given the uncertainty, magnitude and impact of such changes, the Company is unable to fully quantify the impact on the future results as of the date of this filing.

Recent Accounting Guidance

Recent Adopted Accounting Pronouncement
In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. Cumberland adopted the standard effective January 1, 2020 with no impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard was adopted by Cumberland effective January 1, 2020 and was applied prospectively with no impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the ASU’s provisions as a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company will adopt both ASU 2016-13 and ASU 2019-05 on January 1, 2023 . The adoption of ASU 2016-13 and ASU 2019-05 are not expected to have a material impact on the Company’s consolidated financial statements.
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
(2) INVESTMENTS IN CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company invests in marketable securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of March 31, 2020 and December 31, 2019, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, all trading securities were commercial paper with original maturities of less than ninety days and as a result, were classified as cash equivalents.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Commercial paper	$—	$498,008	$498,008	$—	$2,119,607	$2,119,607
Total fair value of marketable securities	$—	$498,008	$498,008	$—	$2,119,607	$2,119,607

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$(1,883,418)	$(1,187,554)
Discontinued operations	818,273	1,147,136
Net income (loss) at subsidiary attributable to noncontrolling interest	9,525	(33,460)
Net income (loss) attributable to common shareholders	$(1,055,620)	$(73,878)
Denominator:
Weighted-average shares outstanding – basic	15,240,614	15,472,952
Dilutive effect of other securities	337,695	418,618
Weighted-average shares outstanding – diluted	15,578,309	15,891,570

As of March 31, 2020 and 2019, restricted stock awards and options to purchase 431,226 and 263,919 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(4) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018.
The Company’s net revenues consisted of the following for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Products:
Acetadote	$713,899	$849,502
Omeclamox-Pak	114,770	199,537
Kristalose	3,311,696	3,307,658
Vaprisol	208,763	286,676
Caldolor	1,096,291	1,317,074
Vibativ	2,425,755	2,060,195
Other revenue	459,560	709,218
Total net revenues	$8,330,734	$8,729,860

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
Other revenues also include revenue generated by CET through grant funding from federal Small Business grant programs, and lease income generated by CET’s Life Sciences Center and contract services. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2020 and December 31, 2019, there were no cumulative obsolescence and discontinuance losses necessary.
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
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories that are classified as non-current inventories. During 2019, Cumberland also obtained $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives. At March 31, 2020 and December 31, 2019, total non-current inventory, including Vibativ and ifetroban, was $15.6 million. The Company did not have any finished goods included in the non-current inventories at March 31, 2020 or December 31, 2019, respectively.
The Company's net inventories consisted of the following:

	March 31, 2020	December 31, 2019

Raw materials and work in process	$19,456,867	$19,345,723
Consigned inventory	245,354	416,468
Finished goods	4,017,923	4,664,055
Total inventories	23,720,144	24,426,246
less non-current inventories	(15,569,992)	(15,554,992)
Total inventories classified as current	$8,150,152	$8,871,254

(6) LEASES

In March 2016, the FASB issued ASU 2016-02. ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases classified as operating leases.

The Company’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023.
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at March 31, 2020 is 2.7 years.
Lease Position
At March 31, 2020 and December 31, 2019 , the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other non-current assets	$2,733,782	$2,960,569

Lease Liabilities	Balance Sheet Classification	March 31, 2020	December 31, 2019
Current:
Operating lease liabilities	Other current liabilities	$943,807	$920,431
Noncurrent:
Operating lease liabilities	Other long-term liabilities	1,831,274	2,076,472
Total		$2,775,081	$2,996,903

Maturity of Leases Liabilities at March 31, 2020	Operating Leases
2020	$844,017
2021	1,144,889
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	3,100,697
Less: Interest	(325,616)
Present value of lease liabilities	$2,775,081

(7) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2020 and March 31, 2019, the Company repurchased 164,876 shares and 121,466, respectively, of common stock for approximately $0.7 million and $0.7 million, respectively.
Share purchases and sales
During the Company's March 2020 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board.
Share Sale
In November 2017, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018 including an At-The-Market ("ATM") feature enabling the Company to sell shares at market prices. The Company did not issue any shares under the ATM during the three months ended March 31, 2020 or March 31, 2019.
Restricted Share Grants
During the three months ended March 31, 2020, and March 31, 2019, the Company issued 229,141 shares and 222,269 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
Debt Agreement
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company was in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2020.
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
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.73% at March 31, 2020). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. As of March 31, 2020 and December 31, 2019, the Company had $18.5 million in borrowings outstanding under our revolving credit facility.

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
As of March 31, 2020, the Company has approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2020 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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
(10) ADDITIONS AND RETURN OF PRODUCT RIGHTS
Vibativ
During November 2018, the Company closed on an agreement with Theravance Biopharma ("Theravance") to acquire the global responsibility for Vibativ including the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, Food and Drug Administration ("FDA") approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. Cumberland acquired Vibativ to further add to its product offerings, increase its net revenue and positively contribute to the Company's operating results. Cumberland expects to deduct the goodwill acquired in the acquisition for tax purposes.
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to the seller quarterly.

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(1,033,108)
Change in fair value of contingent consideration included in operating expenses	(804,167)
Contingent consideration earned and accrued in operating expenses	820,864
Balance at December 31, 2019	8,633,589
Cash payment of royalty during the period	(260,735)
Change in fair value of contingent consideration included in operating expenses	(543,006)
Contingent consideration earned and accrued in operating expenses	—
Balance at March 31, 2020	$7,829,848

The following table summarizes the final allocation of the fair values of the assets acquired as part of the acquisition of Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	11,750,000
Goodwill	882,000
Total intangibles and goodwill	12,632,000
Total assets acquired	$34,182,000
RediTrex
In November 2016, the Company announced an Agreement to acquire the exclusive U.S. rights to Nordic Group B.V.’s ("Nordic") injectable methotrexate product line as an asset purchase. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
Under the terms of the Agreement, Cumberland is responsible for the products’ FDA submission and registration. As consideration for the license, at closing, Cumberland paid a deposit of $100,000. The Company also recorded a liability of $0.9 million that was settled through 180,000 unvested restricted shares of Cumberland common stock. These shares vested upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Nordic is responsible for manufacturing and supply of the products.
On November 27, 2019, Cumberland received FDA approval for the RediTrex product line and brand name. The 180,000 shares of restricted Cumberland common stock vested and were valued at $0.9 million on the vesting date. In addition, the FDA approval resulted in Cumberland recording an additional $1.0 million other current liability due to Nordic that will be paid during 2020.

Ethyol and Totect
During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. The Dissolution Agreement originally resulted in a transition from the Company's current arrangement with Clinigen effective September 30, 2019. In early September 2019, Clinigen and Cumberland completed an Amendment to the Dissolution Agreement whereby the transition date was changed to late December 2019. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products after December 31, 2019. In exchange for the return of these product license rights and not competing with either product, Cumberland will receive $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first installment of $0.8 million during the quarter ended March 31, 2020 as discontinued operations and will record each future quarterly installment over the two year period. There are no expenses associated with the installment payments under the Dissolution Agreement, resulting in $0.8 million in discontinued operations income during the quarter ended March 31, 2020.
The Ethyol and Totect products provided $3.2 million in revenue, $2.0 million in direct expenses and $1.1 million in discontinued operations income during the three months ended March 31, 2019. These direct expenses do not reflect the selling and marketing costs attributable to the individuals at Cumberland responsible for direct selling and promotion of the Products. Those selling and marketing individuals who supported the Products continue to support Cumberland's other products.
The December 31, 2019 current assets of discontinued operations included $0.5 million in inventory for the products sold back to Clinigen as part of the transaction. As of March 31, 2020 and December 31, 2019 the remaining balance of the current assets of discontinued operations were accounts receivable and the current liabilities of discontinued operations were accounts payable associated with Ethyol and Totect. The accounts receivable and accounts payable balances were not sold or disposed of as part of the Dissolution Agreement.

(11) SUBSEQUENT EVENTS
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration. The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly commencing during November 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the majority of the loan amount for such qualifying expenses.
Cumberland applied for this loan after carefully considering, with its bank, the eligibility criteria to participate in this program, and determining that Cumberland met these criteria. The Company evaluated and provided information on our payroll and other qualifying expenses to determine the amount of PPP funds to apply for.
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, thanks to assistance from the PPP loan, the Company currently does not foresee doing so. Cumberland will continue to monitor and evaluate changes to this program as they emerge and will take appropriate action, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital required to finance the business model; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and impacts on our business as well as national and international markets and economies resulting from the 2020 COVID-19 pandemic.. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”) and other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections, and
•RediTrex® (methotrexate) Injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis.
Additionally, we have Phase II clinical programs underway evaluating our ifetroban product candidates in patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, Systemic Sclerosis, and Aspirin-Exacerbated Respiratory Disease. We have also completed initial Phase II clinical studies with ifetroban in patients with Hepatorenal Syndrome and patients with Portal Hypertension.
The Company has both product development and commercial capabilities, and we believe we can leverage our existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing, and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary formulations, manages our clinical studies, prepares all regulatory submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales team is responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Growth Strategy
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market seven FDA-approved products in the United States. Through our international partners, we are working to bring our medicines to patients in their countries. Our clinical team is developing a pipeline of new product candidates largely to address unmet medical needs. We also look for opportunities to expand the approved use of our products for additional patient populations through clinical trials, through new presentations, and through our support for select, investigator-initiated studies. Through our active business development initiative, we are pursuing the acquisition of additional marketed brands and late-stage development product candidates in our target medical specialties.
Furthermore, we are supplementing these activities with the earlier stage drug development at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with academic research institutions to identify and progress promising, new product candidates, which Cumberland has the opportunity to further develop and commercialize.

Specifically, we are seeking long term sustainable growth by executing on the following:
Support and expand the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. We will continue to explore opportunities for label expansion to bring our products to new patient populations. As examples, we have secured pediatric approval, expanding the labeling for both our Acetadote and Caldolor brands.
Selectively add complementary brands. In addition to our product development activities, we are also seeking to acquire products and late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA approved drugs, as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ represents the largest product acquisition we have completed.
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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We also look for strategic co-promotion partners that can complement our capabilities and enhance the opportunity for our brands. Our co-promotion arrangements with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc allow us to expand current promotional support for Kristalose across the U.S.
Build an international contribution to our business. We have established our own commercial capabilities, including two sales divisions to support and promote our approved brands in the U.S. We have also established agreements with a group of international partners to register our products and make them available to patients in their countries.
We will continue to support and selectively expand our network of international partners while supporting their registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
Manage our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. Our goal is to maintain a healthy financial position, with favorable gross margins, and a strong balance sheet.
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
Caldolor ®
Next Generation Caldolor Product
In January 2020, we launched the next generation of our Caldolor (ibuprofen) Injection product. This formulation of Caldolor comes in a ready-to-use bag that may be administered without dilution for pain relief. This launch follows FDA approval in 2019 of the product's new delivery method.
A non-steroidal anti-inflammatory drug (“NSAID”), Caldolor may be used as the sole method of treatment for mild-moderate pain or as part of a multimodal treatment for severe pain. The new formulation of Caldolor comes in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low-sodium formulation for injection that is ready to use. It is the first FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial (100mg/mL) for dilution in addition to the ready-to-use bag (4 mg/mL). The new, premixed presentation provides health care professionals a formulation that is easy to administer, helping to manage the treatment of patient pain and fever, while reducing opioid consumption.
Caldolor Pediatric Study
We previously received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable NSAID approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that multi-center study was completed in 2019.
In March 2020, we announced topline results that indicated the use of Caldolor was well tolerated in these young children from birth up to six months of age. Next steps include finalizing the full study report for submission to the FDA and then determining whether an additional pediatric indication will be available.
COVID-19 Pandemic
During March 2020, the U.S. declared a health care emergency following the outbreak of the (SARS-CoV-2) strain of coronavirus that causes COVID-19, a respiratory illness.
We are monitoring this situation both in the U.S. and internationally, so we can maintain our employees’ safety and well-being, while also keeping our business operating and secure.
Cumberland has remained open for business, as we are considered to be essential by the United States Department of Homeland Security. All of our corporate and CET employees have been given the opportunity to work remotely, and those that wish to work from the office are encouraged to practice the behaviors outlined by the Centers for Disease Control.
Our sales organization has continued to make calls on medical professionals, providing information and product samples as requested. However, their contact has largely shifted from in person to telephonic and electronic communications. Travel across the organization and attendance at medical meetings have largely been discontinued.
We rely on third-party organizations around the world to supply components, manufacture and distribute our products. We are aware that we may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic. Given the uncertainty, magnitude and impact of such changes, the Company is unable to quantify the impact on our future results as of the date of this filing.
Acute Care Product Special Supply Arrangements
In March 2020, Cumberland announced an initiative to expand the availability of Vibativ® along with special financial arrangements for hospitals and clinics to help ensure supply during this unprecedented health care crisis. In addition, we sponsored a national program with infectious disease experts to provide information on the management of complicated respiratory infections resulting from COVID-19.
Also in March 2020, we announced an initiative to expand the availability of Caldolor with special supply and financial arrangements, including favorable pricing and payment terms for hospitals and clinics to help ensure timely access to Caldolor during this health care crisis.
Additionally, in April 2020, the Company announced a third COVID-19-related initiative. This initiative increases the availability of Vaprisol® to hospitals and clinics including special supply and financial arrangements, with favorable pricing and payment terms, to help ensure timely access to Vaprisol during this health care crisis.

Paycheck Protection Program
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration. The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly commencing during November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the majority of the loan amount for such qualifying expenses.
We applied for this loan after carefully considering, with our bank, the eligibility criteria to participate in this program, and determining that Cumberland met these criteria. We evaluated and provided information on our payroll and other qualifying expenses to determine the amount of PPP funds to apply for.
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, thanks to assistance from our PPP loan, we currently do not foresee doing so. The company will continue to monitor and evaluate changes to this program as they emerge and will take appropriate action, if necessary.
Environmental, Social and Governance (ESG) Activities
In April 2020, we released our first Sustainability Report. This report describes the Company’s activities pertaining to Environmental, Social and Governance ("ESG") matters, otherwise known as corporate sustainability. It includes details about Cumberland’s community involvement, ethical marketing and drug safety.
Our board appointed Caroline R. Young, former president of the Nashville Health Care Council, as the company’s first ESG board director.
The report notes that, during 2019, Cumberland provided nearly 4 million patient doses of products, safely disposed of over 9,700 pounds of expired and damaged products and had no product recalls. We also had no product listings on the FDA’s Safety Alerts Database and no products identified in the FDA Adverse Event Reporting System during 2019.
Ifetroban Phase II Clinical Programs
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
In addition, we are currently evaluating ifetroban in two pilot Phase II studies of 1) patients with Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy. This rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles.
Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
Enrollment in our clinical studies declined during the first quarter due to the COVID-19 pandemic. While enrollment of new patients is currently limited, we are working to ensure that patients already entered into a trial continue to receive their study drug. We are awaiting further study results before deciding on the best path for approval for ifetroban, our first new chemical entity.
New Hospital Product Candidate
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed the preclinical studies for a cholesterol-reducing agent for use in the hospital setting.
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA. A Phase II study has been initiated and patient enrollment completed. We are now evaluating the results from this study and will then determine the next steps for this product development program.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019	Change
Net revenues	$8,330,734	$8,729,860	$(399,126)
Costs and expenses:
Cost of products sold	1,634,181	1,658,789	(24,608)
Selling and marketing	3,707,676	3,436,932	270,744
Research and development	1,722,555	1,399,687	322,868
General and administrative	2,036,284	2,536,739	(500,455)
Amortization	1,076,039	1,021,645	54,394
Total costs and expenses	10,176,735	10,053,792	122,943
Operating income (loss)	(1,846,001)	(1,323,932)	(522,069)
Interest income	29,888	115,861	(85,973)
Interest expense	(33,065)	(60,911)	27,846
Income (loss) from continuing operations before income taxes	(1,849,178)	(1,268,982)	(580,196)
Income tax (expense) benefit	(34,240)	81,428	(115,668)
Net income (loss) from continuing operations	$(1,883,418)	$(1,187,554)	$(695,864)

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2020	2019	Change
Products:
Acetadote	$713,899	$849,502	$(135,603)
Omeclamox-Pak	114,770	199,537	(84,767)
Kristalose	3,311,696	3,307,658	4,038
Vaprisol	208,763	286,676	(77,913)
Caldolor	1,096,291	1,317,074	(220,783)
Vibativ	2,425,755	2,060,195	365,560
Other revenue	459,560	709,218	(249,658)
Total net revenues	$8,330,734	$8,729,860	$(399,126)

Net revenues. Net revenues for the three months ended March 31, 2020 were $8.3 million compared to $8.7 million for the three months ended March 31, 2019. As detailed in the table above, net revenue increased for two of our marketed products: Kristalose and Vibativ during the quarter. There were decreases in Acetadote, Omeclamox-Pak, Vaprisol and Caldolor net revenue. We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and not competing with either product, Cumberland will receive $5 million in financial consideration paid over the two-years following the return date. The first installment of $0.8 million due from Clinigen was recorded during the three months ended March 31, 2020 as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Kristalose revenue increased slightly during the first quarter of 2020 when compared to the prior year period. The increase was primarily the result of improved net pricing for the product.
Vibativ revenue was $2.4 million for the three months ended March 31, 2020, an increase of $0.4 million over the same period last year. The increase was a result of improved sales volumes and improved net pricing for the product.

Vaprisol revenue was $0.2 million for the first quarter of 2020, a decrease of net sales of $0.1 million compared to the first quarter of 2019 primarily due to lower sales volumes.
Omeclamox-Pak revenue decreased $0.1 million for the first quarter of 2020 compared to the first quarter of 2019 primarily due to a decrease in sales volumes, partially offset by a reduction in expired product returns.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease of $0.1 million in the product's revenue when compared to the prior year period as a result of lower sales volumes, partially offset by improved net pricing.
Caldolor revenue was $1.1 million for the first quarter of 2020, a decrease of $0.2 million compared to the same period last year. While there were higher domestic shipments of the product and improved net pricing, these improvements were offset by a reduction in international shipments of Caldolor when compared to the prior year period.
Cost of products sold. Cost of products sold for the first quarter of 2020 and 2019 were $1.6 million and $1.7 million, respectively. Cost of products sold, as a percentage of net revenues, were 19.6% during the three months ended March 31, 2020 compared to 19.0% during the three months ended March 31, 2019. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the first quarter of 2020 increased $0.3 million compared to the prior year period. This increase is primarily attributable to increases in salaries as well as a non-cash expense related to the decrease in the fair value of Cumberland owned life insurance. These increases were partially offset by decreases in royalty costs during the first quarter of 2020.
Research and development. Research and development costs were $1.7 million for the first quarter of 2020 and $1.4 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products. The increase in costs were primarily the result of increased annual FDA user fees.
General and administrative. General and administrative expense for the first quarter of 2020 decreased to $2.0 million from $2.5 million during the first quarter of 2019 as a result of decreases in advisory, legal and professional fees. We also experienced a reduction in non-cash stock based compensation during the period. A portion of these decreased costs were related to 2019 expenses related to our acquisition of Vibativ.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2020, and three months ended March 31, 2019, totaled approximately $1.1 million and $1.0 million, respectively.
Income taxes. Income tax expense (benefit) for the three months ended March 31, 2020, as a percentage of income (loss) from continuing operations before income taxes, was 1.9% for the three months ended March 31, 2020, compared to (6.4)% for the three months ended March 31, 2019.
As of March 31, 2020, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2020 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash flows provided by our operations, the proceeds from the Paycheck Protection Program loan, the amounts borrowed and available under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009. We believe that our internally generated cash flows, existing working capital and our line of credit, including its recent expansion to $20 million, will be adequate to finance internal growth, finance business development initiatives, and fund capital expenditures for the foreseeable future.
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At March 31, 2020 and December 31, 2019, all our investments were in commercial paper with original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$27,026,734	$28,212,635
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$27,026,734	$28,212,635

Working capital (current assets less current liabilities)	$25,364,426	$26,012,840
Current ratio (multiple of current assets to current liabilities)	2.3	2.1

Revolving line of credit availability	$1,500,000	$1,500,000
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
	2020	2019

Net cash provided by (used in):
Operating activities	$888,539	$(385,733)
Investing activities	(571,161)	(1,723,388)
Financing activities	(1,503,279)	(1,220,424)
Net decrease in cash and cash equivalents	$(1,185,901)	$(3,329,545)
The net $1.2 million decrease in cash and cash equivalents for the three months ended March 31, 2020 was primarily attributable to cash used in investing and financing activities. Cash provided by operating activities of $0.9 million was positively impacted by decreases in accounts receivable of $2.0 million and inventory of $0.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.4 million. This was partially offset by a decrease in accounts payable of $2.4 million. Cash used by investing activities was the result of additions to intangibles of $0.5 million. Our financing activities reflected the $0.4 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of subsidiary shares.
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

Debt Agreement
On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 7 to the accompanying unaudited condensed consolidated financial statements.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018 we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2020. We expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2020 and 2019, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments classified as marketable securities at March 31, 2020.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.73% at March 31, 2020). As of March 31, 2020, we had $18.5 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2020 and 2019. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures are considered effective to ensure that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
During the three months ended March 31, 2020, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We are updating the following risk factors that appear in the 2019 Annual Report on Form 10-K under the section titled "Risk Factors."

RISKS RELATED TO OUR BUSINESS

Our business could be adversely affected by natural disasters, public health epidemics, and other events beyond our control.

Our business has been adversely impacted by the recent coronavirus (“COVID-19”) outbreak which has affected more than 200 countries and has significantly disrupted the day-to-day activities of both individuals and companies. For example, we have been following the recommendations of health authorities to minimize exposure risk for our employees for the past several weeks, including allowing employees to work remotely to the extent possible. This has included our home office employees and our hospital and field based sales representatives. We rely on individuals and third-party organizations around the world to supply components, manufacture and distribute our products and execute our clinical trials. We may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.

The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.

The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. State and local authorities in the United States, like their counterparts in many other countries, have since forced many businesses to temporarily shut down in an attempt to slow the spread of the virus, and Americans are being told by public officials to practice “social distancing.” Global stock markets have reacted very negatively, and economists are projecting a sharp economic slowdown, at least in the near term, even if governments take emergency relief measures. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.

If any manufacturer or partner we rely upon fails to supply our products in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.

We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our products could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell our products as planned. Furthermore, if we encounter delays or difficulties with contract manufacturers in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. The recent COVID-19 pandemic may create local issues for our third party-manufacturers and introduce delays in our manufacturing process.

Acetadote: We have agreements with two manufacturers, and one manufacturer provided commercial supplies of the product during 2019. If the manufacturer of Acetadote is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.

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

If these third parties do not continue to provide services to us, or collaborate with us, we might not be able to obtain others who can serve these functions. This could disrupt our business operations, increase our operating expenses or otherwise adversely affect our operating results. The recent COVID-19 pandemic may create additional risk and delays at our independent third-party service providers.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a relatively small company, and we depend to a great extent on principal members of our management, scientific staff, and sales representatives and managers. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, or other members of senior management it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely impact our day-to-day operations. We have a life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical, sales and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results. The recent COVID-19 pandemic may introduce additional challenges in the retention and hiring of key personnel.

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

Like all pharmaceutical manufacturers, we are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"). All new drugs must be the subject of an FDA-approved new drug application, ("NDA"), before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug’s safety and effectiveness. All drugs must be manufactured in conformity with GMP, and drug products subject to an approved NDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in the NDA. Since we rely on third parties to manufacture our products, GMP requirements directly affect our third party manufacturers and indirectly affect us. The manufacturing facilities of our third-party manufacturers are continually subject to inspection by such governmental agencies, and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory. Our third-party manufacturers are subject to periodic inspection by the FDA to assure such compliance.

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

In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising, and promotion (in particular, direct-to- consumer advertising) and pricing of pharmaceutical products. Certain regulatory changes or decisions could make it more difficult for us to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The recent COVID-19 pandemic has introduced additional strain on the FDA. We are unable to fully understand the impact this may cause on regulations or the related timeframes pertaining to communication with the FDA.

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

Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the US in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

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

The Healthcare Reform Act obligates the Secretary of the Department of Health and Human Services ("HHS") to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration ("HRSA"), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The regulation became effective as of January 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

CMS and the Office of Inspector General ("OIG") have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

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

The recent COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication of on our business.

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

See also “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” Fluctuation in operating results, particularly if not anticipated by investors and other members of the financial community, could add to volatility in our stock price. The recent COVID-19 coronavirus has negatively impacted the financial markets and may create additional risk for our customers and their ability to pay for our products.

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

The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such securities litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business, operating results and financial condition. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline. The recent COVID-19 pandemic may cause increased risk to our common stock’s liquidity and trading price.

Unstable market conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by unpredictable and unstable market conditions. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical developments plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficult economic circumstances, which would directly affect our ability to attain our operating goals on schedule and on budget. The equity and lending markets have been and will most likely continue to be negatively impacted for an unknown period of time due to the COVID-19 pandemic.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2020:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	34,817		$5.19	180,621	$7,820,088
February	10,629		4.49	47,694	7,772,394
March	119,430	(1)	3.74	446,384	7,326,010
Total	164,876			674,699

(1) Of this amount, 66,057 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1
Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., filed as Exhibit 10.11 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 20, 2020 (File No. 001-33637) and incorporated herein by reference.

10.2
Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc., filed as Exhibit 10.12 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 20, 2020 (File No. 001-33637) and incorporated herein by reference.

10.3
Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc., filed as Exhibit 10.13 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 20, 2020 (File No. 001-33637) and incorporated herein by reference.

10.4
Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between Michael P. Bonner and Cumberland Pharmaceuticals Inc., filed as Exhibit 10.14 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 20, 2020 (File No. 001-33637) and incorporated herein by reference.

10.5
Employment Agreement dated March 16, 2020, effective as of January 1, 2020, by and between James L. Herman and Cumberland Pharmaceuticals Inc., filed as Exhibit 10.15 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 20, 2020 (File No. 001-33637) and incorporated herein by reference.

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

Cumberland Pharmaceuticals Inc.

Date:	May 22, 2020	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer