Form 10-Q/A
period 2020-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2020-07-24
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchanged on which registered	Outstanding at July 21, 2020
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,160,270

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) filed by Cumberland Pharmaceuticals Inc. (the “Company”) on May 22, 2020. The Company is filing this Amendment solely to add disclosure that, in originally filing the Quarterly Report, the Company relied on the order of the U.S. Securities and Exchange Commission (the “SEC”) issued under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by the SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), for an extension of the original due date of May 15, 2020 for the Quarterly Report. The Company made the original filing on May 22, 2020, within 45 days of the original due date, as permitted under the Order. The disclosure under the heading “Reliance on SEC Order” below is hereby added as an explanatory note at the beginning of Part I.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the original filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the original filing was made. No changes have been made to the financial statements of the Company as contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and the Company’s other filings with the SEC.

RELIANCE ON SEC ORDER

The Company hereby notes that it has relied on the Order in delaying the filing of its Quarterly Report until May 22, 2020. On May 8, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K) to indicate its intention to rely on the order issued by the United States Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Order”) to delay the filing of its Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic. As described in the Form 8-K, as a result of the COVID-19 pandemic, the Company has been following the recommendations of health authorities to minimize exposure risk for the Company's employees, including allowing employees to work remotely to the extent possible. This impacted the normal interactions and collaborations among the Company’s accounting and financial reporting personnel involved with the completion of the quarterly review and preparation of the Quarterly Report. This impacted the timing of the review, preparation and completion of the Company's financial statements for the first quarter of 2020.

Item 6. Exhibits

The following exhibits are filed as part of this report:

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

31.1
Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 22, 2020 (File No. 001-33637) and incorporated herein by reference.

31.2
Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 22, 2020 (File No. 001-33637) and incorporated herein by reference.

31.3*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

	*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	July 24, 2020	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer