Form 10-Q
period 2020-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2020-11-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchange on which registered	Outstanding at November 9, 2020
Common stock, no par value	CPIX	NASDAQ Global Select Market	15,036,923

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,646,530	$28,212,635
Accounts receivable, net	9,661,407	7,843,917
Inventories	10,080,394	8,871,254
Current assets of discontinued operations	727,670	2,477,813
Prepaid and other current assets	1,778,078	2,757,456
Total current assets	48,894,079	50,163,075
Non-current inventories	12,649,184	15,554,992
Property and equipment, net	602,911	747,796
Intangible assets, net	28,180,090	30,920,324
Goodwill	882,000	882,000
Deferred tax assets, net	21,802	21,802
Operating lease right-of-use assets	2,267,669	2,960,569
Other assets	2,511,894	3,298,725
Total assets	$96,009,629	$104,549,283
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,833,972	$9,993,578
Current liabilities of discontinued operations	—	1,918,868
Operating lease current liabilities	991,969	920,431
Current portion of revolving line of credit	2,000,000	—
Other current liabilities	10,112,100	11,317,358
Total current liabilities	23,938,041	24,150,235
Revolving line of credit	15,000,000	18,500,000
Operating lease noncurrent liabilities	1,323,792	2,076,472
Other long-term liabilities	7,904,419	8,737,323
Total liabilities	48,166,252	53,464,030
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,084,372 and 15,263,355 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	49,176,040	49,914,478
Retained earnings (deficit)	(1,247,237)	1,208,395
Total shareholders’ equity	47,928,803	51,122,873
Noncontrolling interests	(85,426)	(37,620)
Total equity	47,843,377	51,085,253
Total liabilities and equity	$96,009,629	$104,549,283
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenues	$9,250,689	$6,935,439	$27,179,600	$25,082,742
Costs and expenses:
Cost of products sold	2,142,839	1,580,650	6,387,002	5,031,732
Selling and marketing	3,587,842	3,812,467	11,160,924	11,231,778
Research and development	1,230,335	1,672,843	4,374,392	4,788,698
General and administrative	2,381,273	2,032,129	6,608,322	6,839,187
Amortization	1,117,086	1,033,786	3,284,610	3,085,139
Total costs and expenses	10,459,375	10,131,875	31,815,250	30,976,534
Operating income (loss)	(1,208,686)	(3,196,436)	(4,635,650)	(5,893,792)
Interest income	12,004	(50,511)	70,553	195,915
Interest expense	(75,210)	(64,877)	(227,730)	(216,988)
Income (loss) from continuing operations before income taxes	(1,271,892)	(3,311,824)	(4,792,827)	(5,914,865)
Income tax (expense) benefit	(3,728)	(4,462)	(45,423)	72,504
Net income (loss) from continuing operations	(1,275,620)	(3,316,286)	(4,838,250)	(5,842,361)
Discontinued operations	777,916	1,349,351	2,334,811	3,268,196
Net income (loss)	(497,704)	(1,966,935)	(2,503,439)	(2,574,165)
Net (income) loss at subsidiary attributable to noncontrolling interests	15,967	13,267	47,806	(2,888)
Net income (loss) attributable to common shareholders	$(481,737)	$(1,953,668)	$(2,455,633)	$(2,577,053)
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.08)	$(0.22)	$(0.31)	$(0.38)
- Discontinued operations - basic	0.05	0.09	0.15	0.21
	$(0.03)	$(0.13)	$(0.16)	$(0.17)

- Continuing operations - diluted	$(0.08)	$(0.22)	$(0.31)	$(0.38)
- Discontinued operations - diluted	0.05	0.09	0.15	0.21
	$(0.03)	$(0.13)	$(0.16)	$(0.17)
Weighted-average shares outstanding
- basic	15,134,583	15,368,027	15,206,179	15,454,159
- diluted	15,134,583	15,368,027	15,206,179	15,454,159

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,503,438)	$(2,574,165)
Discontinued operations	2,334,811	3,268,196
Net income (loss) from continuing operations	(4,838,249)	(5,842,361)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,524,684	3,278,958
Deferred tax expense	—	43,605
Share-based compensation	805,338	1,107,817
Decrease in non-cash contingent consideration	(806,390)	(681,577)
Noncash interest expense	36,197	36,292
Noncash investment gains	—	(34,303)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,817,490)	1,026,633
Inventories	1,696,668	1,332,140
Other current assets and other assets	1,962,024	195,529
Accounts payable and other current liabilities	3,417,856	(539,525)
Other long-term liabilities	(1,585,584)	(207,648)
Net cash provided by (used in) operating activities from continuing operations	2,395,054	(284,440)
Discontinued operations	2,166,086	2,483,796
Net cash provided by operating activities	4,561,140	2,199,356
Cash flows from investing activities:
Additions to property and equipment	(95,189)	(166,407)
Purchases of marketable securities	—	(9,627,191)
Proceeds from sale of marketable securities	—	15,686,334
Proceeds from surrender of life insurance policies	460,888	—
Cash paid for acquisition	—	(5,000,000)
Additions to intangible assets	(1,807,467)	(498,003)
Net cash provided by (used in) investing activities	(1,441,768)	394,733
Cash flows from financing activities:
Borrowings on line of credit	44,000,000	56,000,000
Repayments on line of credit	(45,500,000)	(56,000,000)
Payments of deferred loan costs	—	(52,500)
Cash payment of contingent consideration	(834,014)	(908,347)
Repurchase of subsidiary shares from noncontrolling interest	(800,000)	—
Repurchase of common shares	(1,551,463)	(2,593,778)
Net cash used in financing activities	(4,685,477)	(3,554,625)
Net decrease in cash and cash equivalents	(1,566,105)	(960,536)
Cash and cash equivalents at beginning of period	$28,212,635	$27,938,960
Cash and cash equivalents at end of period	$26,646,530	$26,978,424
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Share-based compensation	187,486	364,434	—	—	364,434
Repurchase of common shares	(121,466)	(703,790)	—	—	(703,790)
Net loss	—	—	(73,878)	33,460	(40,418)
Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727

Balance, March 31, 2019	15,547,517	$50,759,257	$4,672,276	$(240,806)	$55,190,727
Share-based compensation	8,000	396,548	—	—	396,548
Repurchase of subsidiary shares from noncontrolling interest	—	(685,805)	—	(114,195)	(800,000)
Repurchase of common shares	(84,447)	(531,746)	—	—	(531,746)
Net loss	—	—	(549,507)	(17,305)	(566,812)
Balance, June 30, 2019	15,471,070	$49,938,254	$4,122,769	$(372,306)	$53,688,717

Balance, June 30, 2019	15,471,070	$49,938,254	$4,122,769	$(372,306)	$53,688,717
Share-based compensation	6,450	346,835	—	—	346,835
Repurchase of subsidiary shares from noncontrolling interest	—	640,407	—	359,593	1,000,000
Repurchase of common shares	(246,242)	(1,361,689)	—	—	(1,361,689)
Net loss	—	—	(1,953,668)	(13,267)	(1,966,935)
Balance, September 30, 2019	15,231,278	$49,563,807	$2,169,101	$(25,980)	$51,706,928

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Share-based compensation	219,850	264,574	—	—	264,574
Repurchase of common shares	(164,866)	(441,624)	—	—	(441,624)
Net loss	—	—	(1,055,620)	(9,525)	(1,065,145)
Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058

Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058
Share-based compensation	4,200	278,349	—	—	278,349
Repurchase of common shares	(141,463)	(769,648)	—	—	(769,648)
Net loss	—	—	(918,275)	(22,314)	(940,589)
Balance, June 30, 2020	15,181,276	$49,246,129	$(765,500)	$(69,459)	$48,411,170

Balance, June 30, 2020	15,181,276	$49,246,129	$(765,500)	$(69,459)	$48,411,170
Share-based compensation	4,450	262,415	—	—	262,415
Repurchase of common shares	(101,354)	(332,504)	—	—	(332,504)
Net loss	—	—	(481,737)	(15,967)	(497,704)
Balance, September 30, 2020	15,084,372	$49,176,040	$(1,247,237)	$(85,426)	$47,843,377

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2019 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Discontinued Operations
As discussed further in Note 10, during May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol® and Totect® in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from the products meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been reclassified in the financial statements and footnotes for all periods presented to reflect the discontinued status of these products. Refer to Note 10, for additional information.
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
Cumberland has remained open for business, as the Company is considered to be essential by the United States Department of Homeland Security. The Company has implemented measures to address the impact of the novel coronavirus on the business and taken appropriate action to protect the employees, secure the supply chain, and support the patients who can benefit from its medicines. All of the Company's employees have been given the opportunity to work remotely, and those that wish to work from Cumberland's office and laboratories are encouraged to practice the behaviors outlined by the Centers for Disease Control.
Cumberland's sales organization has continued to interact with medical professionals, providing information and product samples as requested. However, much of their contact has shifted from in person to telephonic and electronic communications. Travel across the organization and attendance at medical meetings have largely been discontinued. Cumberland has faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. During this pandemic, less patients sought care, some patients postponed elective surgeries and Cumberland's access to medical facilities was substantially limited.
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
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company will adopt both ASU 2016-13 and ASU 2019-05 on January 1, 2023. The adoption of ASU 2016-13 and ASU 2019-05 are not expected to have a material impact on the Company’s consolidated financial statements.
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
(2) INVESTMENTS IN CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company invests in marketable securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of September 30, 2020 and December 31, 2019, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, all trading securities were investments with original maturities of less than ninety days and as a result, were classified as cash equivalents.
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
The following table summarizes the fair value of our marketable securities, by level within the fair value hierarchy, as of each period end:

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Commercial paper	—	—	—	—	$2,119,607	$2,119,607
Total fair value of marketable securities	—	—	—	—	$2,119,607	$2,119,607

(3) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$(1,275,620)	$(3,316,286)
Discontinued operations	777,916	1,349,351
Net (income) loss at subsidiary attributable to noncontrolling interest	15,967	13,267
Net income (loss) attributable to common shareholders	$(481,737)	$(1,953,668)
Denominator:
Weighted-average shares outstanding – basic	15,134,583	15,368,027
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,134,583	15,368,027

	Nine months ended September 30,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$(4,838,250)	$(5,842,361)
Discontinued operations	2,334,811	3,268,196
Net income (loss) at subsidiary attributable to noncontrolling interest	47,806	(2,888)
Net income (loss) attributable to common shareholders	$(2,455,633)	$(2,577,053)
Denominator:
Weighted-average shares outstanding – basic	15,206,179	15,454,159
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	15,206,179	15,454,159

As of September 30, 2020 and 2019, restricted stock awards and options to purchase 197,210 and 3,600 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(4) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Products:
Acetadote	$218,462	$777,185	$1,527,173	$2,608,160
Omeclamox-Pak	516,066	116,063	640,435	794,205
Kristalose	3,615,557	2,924,237	10,387,046	9,720,434
Vaprisol	406,162	224,940	790,817	724,143
Caldolor	1,416,146	1,170,567	3,677,434	3,543,166
Vibativ	2,813,249	1,451,595	8,551,125	6,156,653
Other revenue	265,047	270,852	1,605,570	1,535,981
Total net revenues	$9,250,689	$6,935,439	$27,179,600	$25,082,742

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
Other revenues also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, and $0.4 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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
The Company evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2020 and December 31, 2019, there were no cumulative obsolescence and discontinuance losses necessary.
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
At September 30, 2020 and December 31, 2019, total non-current inventory, including Vibativ and ifetroban, was $12.6 million and $15.6 million, respectively. The Company had $2.7 million of Vibativ finished goods included in non-current inventory at September 30, 2020 and did not have any finished goods included in the non-current inventories at December 31, 2019.
The Company's net inventories consisted of the following:

	September 30, 2020	December 31, 2019

Raw materials and work in process	$17,064,269	$19,345,723
Consigned inventory	250,615	416,468
Finished goods	5,414,694	4,664,055
Total inventories	22,729,578	24,426,246
less non-current inventories	(12,649,184)	(15,554,992)
Total inventories classified as current	$10,080,394	$8,871,254

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
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at September 30, 2020 is 2.2 years.
Lease Position
At September 30, 2020 and December 31, 2019 , the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$2,267,669	$2,960,569

Lease Liabilities	September 30, 2020	December 31, 2019
Operating lease current liabilities	$991,969	$920,431

Operating lease noncurrent liabilities	1,323,792	2,076,472
Total	$2,315,761	$2,996,903

Maturity of Leases Liabilities at September 30, 2020	Operating Leases
2020	$288,781
2021	1,144,889
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	2,545,461
Less: Interest	(229,700)
Present value of lease liabilities	$2,315,761

(7) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2020 and September 30, 2019, the Company repurchased 407,683 shares and 452,155, respectively, of common stock for approximately $1.5 million and $2.6 million, respectively.
Share purchases and sales
During the Company's March 2020 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. During the nine months ended September 30, 2020, a total of 10,080 shares have been purchased.
Share Sale
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018 including an At-The-Market ("ATM") feature enabling the Company to sell shares at market prices. The Company did not issue any shares under the ATM during the nine months ended September 30, 2020 or September 30, 2019.
Restricted Share Grants
During the nine months ended September 30, 2020, and September 30, 2019, the Company issued 230,491 shares and 225,869 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations.
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
Debt Agreement
On October 7, 2020, the Company entered into a Third Amendment to the Revolving Credit Note and Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement with Pinnacle Bank (the “Pinnacle Agreement”). The original Pinnacle Agreement was dated July 2017. The Fourth Amendment provides for a principal available for borrowing of up to $15 million and Cumberland has the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million, which was also the maximum aggregate principal available for borrowing under the previously amended Pinnacle Agreement. The Fourth Amendment extends the maturity date of the Pinnacle Agreement through October 1, 2022.
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Pinnacle Agreement. The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company was in compliance with the Tangible Capital Ratio financial covenant as of September 30, 2020.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 2.90% at September 30, 2020, prior to entering into the Fourth Amendment. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. Borrowings under the line of credit are collateralized by substantially all of our assets. As of September 30, 2020 and December 31, 2019, the Company had $17.0 million and $18.5 million in borrowings outstanding under our revolving credit facility, respectively. Of the $17.0 million in borrowings outstanding at September 30, 2020, $2.0 million is classified as current based on the terms of the Fourth Amendment.
Paycheck Protection Program Loan
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration ("SBA"). The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly commencing during November 2020. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
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
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, based on assistance from the PPP loan, the Company currently does not foresee doing so. In October 2020, the Company submitted a request for forgiveness of the PPP loan. The request was approved by the lender, Pinnacle Bank, who then submitted it to SBA for the SBA's review and approval.
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provides for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of $0.2 million convertible note. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license intellectual property from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies.
(8) INCOME TAXES
As of September 30, 2020, the Company has approximately $56.3 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2020 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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

Balance at December 31, 2019	$8,633,589
Cash payment of royalty during the period	(834,014)
Change in fair value of contingent consideration included in operating expenses	(806,390)
Contingent consideration earned and accrued in operating expenses	1,112,393
Balance at September 30, 2020	$8,105,578

The contingent consideration liability of $8.1 million was classified as other current liabilities of $2.8 million and other long-term liabilities of $5.3 million on the condensed consolidated balance sheet as of September 30, 2020.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectible product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment was paid in July 2020 and was recorded as an other current liability at December 31, 2019. Cumberland has approximately $1.9 million in net intangible assets related to RediTrex at September 30, 2020. During the three months ended June 30, 2020, Cumberland recognized $0.5 million of other revenue in its condensed consolidated statement of operations for a collaborative payment due from Nordic. The payment was received during July 2020.
Ethyol and Totect
During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect (“the Products”) in the United States to Clinigen. This Dissolution Agreement originally targeted a transition from the Company's arrangements with Clinigen effective September 30, 2019, but was then amended to change the transition date to December 31, 2019. Under the terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either the Products or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland is receiving $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first three quarterly installments totaling $2.3 million during the nine months ended September 30, 2020 as discontinued operations and will record each future quarterly installment over the two year period. As there are no expenses associated with these payments, approximately $2.3 million in discontinued operations income was recorded during the period ended September 30, 2020.
The Products provided $8.8 million in revenue, with $5.5 million in direct expenses resulting in $3.3 million in discontinued operations income during the nine months ended September 30, 2019. These direct expenses do not reflect the direct selling and marketing costs attributable to the individuals at Cumberland responsible for promotion of the Products. Those sales and marketing individuals who supported the Products have subsequently shifted their efforts to support other Cumberland brands.
The December 31, 2019 current assets of discontinued operations included $0.5 million in remaining inventory for the Products sold and returned to Clinigen as part of the transaction. As of December 31, 2019, the remaining balance of the current assets of discontinued operations were accounts receivable and the current liabilities of discontinued operations were accounts payable associated with Ethyol and Totect. As of September 30, 2020, the remaining balance of the current assets of discontinued operations was accounts receivable. The accounts receivable and accounts payable balances were not sold or disposed of as part of the Dissolution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and impacts on our business as well as national and international markets and economies resulting from the 2020 COVID-19 pandemic. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and September 30, 2020, respectively, and other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
Growth Strategy
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently market six FDA-approved products in the United States and expect to introduce our seventh product, RediTrex, before the end of 2020. Through our international partners, we are working to bring our medicines to patients in their countries. Our clinical team is developing a pipeline of new product candidates largely to address unmet medical needs. We also look for opportunities to expand the approved use of our products for additional patient populations through clinical trials, through new presentations, and through our support for select, investigator-initiated studies. Through our active business development initiative, we are pursuing the acquisition of additional marketed brands and late-stage development product candidates in our target medical specialties.
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

Specifically, we are seeking long term sustainable growth by executing on the following:
Support and expand the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. We will continue to explore opportunities for label expansion to bring our products to new patient populations. As examples, we have secured pediatric approvals, expanding the labeling for both our Acetadote and Caldolor brands.
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
Cumberland’s facilities have remained open, as our business is considered to be essential by the United States Department of Homeland Security. We have implemented measures to address the impact of the novel coronavirus on our operations and taken appropriate action to protect our employees, secure our supply chain, and support the patients who can benefit from our medicines. All our employees have been provided the opportunity to work remotely, and those who wish to work at our offices are asked to follow the health guidelines outlined by the Centers for Disease Control.
Our sales organization has continued to interact with medical professionals, providing information and product samples as requested. However, their contact has shifted from in person to telephonic and electronic communications. Travel across the organization and attendance at medical meetings have largely been discontinued. Cumberland has faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. During this pandemic, less patients sought care, some patients postponed elective surgeries and Cumberland's access to medical facilities was substantially limited.
We rely on third-party organizations around the world to supply components, manufacture and distribute our products. We are aware that we may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic. We continue to monitor the coronavirus situation both in the U.S. and internationally in order to maintain our employees’ safety and well-being, while also keeping our business operating. Given the uncertainty of such changes, we are unable to quantify the impact on our future results as of the date of this filing. For additional discussion of the risks associated with COVID-19, please review the section entitled “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Omeclamox-Pak Supply Update
Cumberland has partnered with a select group of FDA-approved facilities to manufacture its line of branded pharmaceutical products. The Company has been carefully monitoring its supply chain during the pandemic and preparing for its economic impact. The packager for Cumberland’s Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. Meanwhile, we informed the FDA of a shortage of the Omeclamox-Pak effective October 14, 2020, and have not provided a date for the availability of new inventory. Cumberland noted that there is currently some remaining inventory of the product in the distribution channels. For additional discussion of the risks discussed above, see Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
Caldolor Clinical Manuscripts
A non-steroidal anti-inflammatory drug (“NSAID”), Caldolor may be used as the sole method of treatment for mild to moderate pain or as part of a multimodal treatment for severe pain. In January 2020, we commenced the national launch of our next generation Caldolor (ibuprofen) Injection product. This formulation of Caldolor comes in a ready-to-use bag that may be administered without dilution for pain relief. This launch follows FDA approval in 2019 of the product's new delivery method. The new, premixed presentation provides healthcare professionals a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption.
In July 2020, Cumberland announced a study published in the Journal of Orthopedic Trauma, evaluating the efficacy of Caldolor administration in the management of acute pain in orthopedic trauma patients. The study also measured Caldolor’s ability in minimizing opioid use. This single-center, randomized, double-blind, placebo-controlled study found that Caldolor (ibuprofen) Injection reduced the quantity of opioids required to manage pain after a traumatic injury with fracture. In addition, the time to first narcotic medication was longer in the Caldolor group than with hospital standard of care. Pain was also managed better in the Caldolor group compared to standard of care narcotics.
Additionally, in August 2020, Cumberland announced the results of a review of nine clinical studies evaluating Caldolor. The comprehensive review was published in the journal Clinical Therapeutics and involved 1,062 adult patients, with 757 receiving Caldolor and 305 receiving placebo or a comparator medication. The data noted that the use of Caldolor improved post-surgery recovery, decreased surgical stress, and reduced the use of opioids and over-the-counter medication. The study determined that patients given Caldolor experienced less postoperative pain and decreased opioid use. Study authors also concluded that the rapid administration and preemptive use of Caldolor should be considered in Enhanced Recovery After Surgery protocols for the management of postoperative pain including that of traumatic origin.

Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets.
Paycheck Protection Program
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration ("SBA"). The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly commencing during November 2020.
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
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, based on assistance from our PPP loan, we currently do not foresee doing so. In October 2020, we submitted a request for forgiveness of the PPP loan. The request was approved by the lender, Pinnacle Bank, who then submitted it to the SBA for the SBA's review and approval.
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
Enrollment in our clinical studies was interrupted during 2020 due to the COVID-19 pandemic. While enrollment of new patients is currently limited, we are working to ensure that patients already entered into a trial continue to receive their study drug. Many of our clinical study sites have reopened and resumed screening of patients for potential enrollment into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
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
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA. A Phase II study has been initiated and patient enrollment completed. We have completed the study report, filed it with the FDA and are now determining the next steps for this product development program.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019	Change
Net revenues	$9,250,689	$6,935,439	$2,315,250
Costs and expenses:
Cost of products sold	2,142,839	1,580,650	562,189
Selling and marketing	3,587,842	3,812,467	(224,625)
Research and development	1,230,335	1,672,843	(442,508)
General and administrative	2,381,273	2,032,129	349,144
Amortization	1,117,086	1,033,786	83,300
Total costs and expenses	10,459,375	10,131,875	327,500
Operating income (loss)	(1,208,686)	(3,196,436)	1,987,750
Interest income	12,004	(50,511)	62,515
Interest expense	(75,210)	(64,877)	(10,333)
Income (loss) from continuing operations before income taxes	(1,271,892)	(3,311,824)	2,039,932
Income tax (expense) benefit	(3,728)	(4,462)	734
Net income (loss) from continuing operations	$(1,275,620)	$(3,316,286)	$2,040,666

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2020	2019	Change
Products:
Acetadote	$218,462	$777,185	$(558,723)
Omeclamox-Pak	516,066	116,063	400,003
Kristalose	3,615,557	2,924,237	691,320
Vaprisol	406,162	224,940	181,222
Caldolor	1,416,146	1,170,567	245,579
Vibativ	2,813,249	1,451,595	1,361,654
Other revenue	265,047	270,852	(5,805)
Total net revenues	$9,250,689	$6,935,439	$2,315,250
Net revenues. Net revenues for the three months ended September 30, 2020, were $9.3 million compared to $6.9 million for the three months ended September 30, 2019. As detailed in the table above, net revenue increased for five of our marketed products: Vibativ, Kristalose, Omeclamox-Pak, Caldolor and Vaprisol during the quarter. We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and associated non-compete provisions, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. The third installment of $0.8 million due from Clinigen was recorded during the three months ended September 30, 2020, as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Vibativ revenue was $2.8 million for the three months ended September 30, 2020, an increase of $1.4 million over the same period last year. The increase was a result of improved sales volumes.
Kristalose revenue increased by $0.7 million during the third quarter of 2020, when compared to the prior year period. The increase was primarily the result of increased sales volumes for the product.

Caldolor revenue was $1.4 million for the third quarter of 2020, an increase of $0.2 million compared to the same period last year. The improvement in net revenue was the result of an increase in international shipments of Caldolor when compared to the prior year period, which were partially offset by lower domestic shipments of the product.
Vaprisol revenue was $0.4 million for the third quarter of 2020, an increase of $0.2 million. This increase of net sales compared to the third quarter of 2019 is primarily due to increased sales volumes for the product.
Omeclamox-Pak revenue increased $0.4 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to an increase in sales volumes and improved net pricing.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease of $0.6 million in the product's revenue when compared to the prior year period as a result of lower sales volumes during the period.
Cost of products sold. Cost of products sold for the third quarter of 2020 and 2019 were $2.1 million and $1.6 million, respectively. Cost of products sold, as a percentage of net revenues, were 23.2% during the three months ended September 30, 2020, compared to 22.8% during the three months ended September 30, 2019. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase in sales of Vibativ. The increase in Vibativ costs of product sold in the current period was $0.4 million due to increased product sales. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018. The increase in costs of product sold expense included $0.2 million that was the result of a step up in the fair value of the inventory over the cost to Theravance, as required under purchase accounting rules.
Selling and marketing. Selling and marketing expense for the third quarter of 2020 decreased $0.2 million compared to the prior year period. This decrease is primarily attributable to decreases in direct promotional spending, meeting costs and travel expenses. There were partially offsetting increases in royalty costs associated with growth in Vibativ sales during the current quarter.
Research and development. Research and development costs were $1.2 million for the third quarter of 2020 and $1.7 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products. The decrease in costs were primarily the result of decreased study activity as well as decreases in the costs of our medical science liaison activities partially offset by increases in our annual FDA user fees.
General and administrative. General and administrative expense for the third quarter of 2020 increased to $2.4 million from $2.0 million during the third quarter of 2019 as a result of increases in business development, professional, legal and insurance costs. These increases were partially offset by decreases in non-cash stock based compensation during the period.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2020	2019
Net revenue	$2,813,249	$1,451,595
Cost of products sold (1)	945,066	524,664
Royalty and operating expenses	621,244	160,968
Vibativ contribution	$1,246,939	$765,963
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2020, and three months ended September 30, 2019, totaled approximately $1.1 million and $1.0 million, respectively.
Income taxes. Income tax expense for the three months ended September 30, 2020, was comparable to the income tax expense for the three months ended September 30, 2019.
As of September 30, 2020, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2020 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

RESULTS OF OPERATIONS
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Change
Net revenues	$27,179,600	$25,082,742	$2,096,858
Costs and expenses:
Cost of products sold	6,387,002	5,031,732	1,355,270
Selling and marketing	11,160,924	11,231,778	(70,854)
Research and development	4,374,392	4,788,698	(414,306)
General and administrative	6,608,322	6,839,187	(230,865)
Amortization	3,284,610	3,085,139	199,471
Total costs and expenses	31,815,250	30,976,534	838,716
Operating income (loss)	(4,635,650)	(5,893,792)	1,258,142
Interest income	70,553	195,915	(125,362)
Interest expense	(227,730)	(216,988)	(10,742)
Income (loss) from continuing operations before income taxes	(4,792,827)	(5,914,865)	1,122,038
Income tax (expense) benefit	(45,423)	72,504	(117,927)
Net income (loss) from continuing operations	$(4,838,250)	$(5,842,361)	$1,004,111

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2020	2019	Change
Products:
Acetadote	$1,527,173	$2,608,160	$(1,080,987)
Omeclamox-Pak	640,435	794,205	(153,770)
Kristalose	10,387,046	9,720,434	666,612
Vaprisol	790,817	724,143	66,674
Caldolor	3,677,434	3,543,166	134,268
Vibativ	8,551,125	6,156,653	2,394,472
Other revenue	1,605,570	1,535,981	69,589
Total net revenues	$27,179,600	$25,082,742	$2,096,858
Net revenues. Net revenues for the nine months ended September 30, 2020, were $27.2 million compared to $25.1 million for the nine months ended September 30, 2019. As detailed in the table above, net revenue increased during the first nine months of 2020 for four of our marketed products: Vibativ, Kristalose, Caldolor and Vaprisol. This resulted in an overall 8.4% revenue increase partially offset by decreases in our other two products. We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and associated non-compete provision, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. The first three installments totaling $2.3 million due from Clinigen was recorded during the nine months ended September 30, 2020, as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Vibativ revenue was $8.6 million for the nine months ended September 30, 2020, an increase of $2.4 million over the same period last year. The 38.9% increase in net revenue was a result of improved sales volume for the product.
Kristalose revenue was $10.4 million during the first nine months of 2020, an increase of $0.7 million for the same period last year. The 7% increase in net revenue was a result of improved sales volume for the product.

Vaprisol revenue was $0.8 million for the first nine months of 2020, which is an increase of net sales of $0.1 million compared to the first nine months of 2019 primarily due to increased sales volumes.
Omeclamox-Pak revenue decreased $0.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a decrease in sales volumes.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a decrease of $1.1 million in the product's year to date revenue for the nine months ended September 30, 2020, when compared to the prior year period as a result of lower sales volumes, partially offset by improved net pricing.
Caldolor revenue was $3.7 million for the first three quarters of 2020, an increase of $0.1 million compared to the same period last year. The 4% improvement in net revenue was the result of an increase in international shipments of Caldolor when compared to the prior year period, which were partially offset by lower domestic shipments of the product, significantly impacted by COVID - 19 and a reduction in elective surgeries.
Cost of products sold. Cost of products sold for the first nine months of 2020 and 2019 were $6.4 million and $5.0 million, respectively. Cost of products sold, as a percentage of net revenues, were 23.5% during the nine months ended September 30, 2020, compared to 20.1% during the nine months ended September 30, 2019. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase in sales of Vibativ. The increase in Vibativ costs of product sold in the current period was $1.0 million due to increased product sales. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018. The increase in costs of product sold expense included $0.5 million that was the result of a step up in the fair value of the inventory over the cost to Theravance, as required under purchase accounting rules.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2020 and 2019 were both $11.2 million. Overall, there was a small decrease in selling and marketing expenses, with decreases in direct promotional spending, meeting costs and travel expenses. These decreases were partially offset by increases in salaries as well as increases in royalty costs associated with growth in Vibativ sales during the period.
Research and development. Research and development costs were $4.4 million for the first nine months of 2020 and $4.8 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products. We experienced a decrease in study activity offset by increases in our annual FDA user fees.
General and administrative. General and administrative expense for the nine months ended September 30, 2020, decreased to $6.6 million from $6.8 million during the nine months ended September 30, 2019 as a result of decreases in advisory, legal and professional fees. We also experienced a reduction in non-cash stock based compensation during the period. A portion of these decreased costs were for 2019 expenses related to our acquisition of Vibativ.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2020	2019
Net revenue	$8,551,125	$6,156,653
Cost of products sold (1)	2,765,810	1,760,759
Royalty and operating expenses	1,325,199	1,033,900
Vibativ contribution	$4,460,116	$3,361,994
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2020, and nine months ended September 30, 2019, totaled approximately $3.3 million and $3.1 million, respectively.
Income taxes. Income tax expense (benefit) for the nine months ended September 30, 2020, as a percentage of loss from continuing operations before income taxes, was 0.9%, compared to (1.2)% for the nine months ended September 30, 2019.

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At September 30, 2020 and December 31, 2019, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$26,646,530	$28,212,635
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$26,646,530	$28,212,635

Working capital (current assets less current liabilities)	$24,956,038	$26,012,840
Current ratio (multiple of current assets to current liabilities)	2.0	2.1

Revolving line of credit availability	$3,000,000	$1,500,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2020 and September 30, 2019:

	Nine months ended September 30,
	2020	2019

Net cash provided by (used in):
Operating activities	$4,561,140	$2,199,356
Investing activities	(1,441,768)	394,733
Financing activities	(4,685,477)	(3,554,625)
Net decrease in cash and cash equivalents	$(1,566,105)	$(960,536)
The net $1.6 million decrease in cash and cash equivalents for the nine months ended September 30, 2020, was primarily attributable to cash used in investing and financing activities. Cash provided by operating activities of $4.6 million was positively impacted by decreases in inventory of $1.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $4.3 million. Cash used by investing activities was the result of additions to intangibles of $1.8 million, equipment of $0.1 million and the payment of $1.0 million to Nordic. Our financing activities included the net repayment of $1.5 million on our revolving line of credit, the $1.6 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of a portion of CET's shares.
The net $1.0 million decrease in cash and cash equivalents for the nine months ended September 30, 2019 was attributable to cash used in financing activities, partially offset by the $2.2 million and the $0.4 million in cash provided by operating and investing activities, respectively. Cash provided by operating activities of $2.2 million was positively impacted by the decrease in inventory as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $4.4 million. Cash provided by investing activities was increased by net sales of marketable securities of $6.1 million, partially offset by the $5.0 million payment to Theravance as part of the acquisition of Vibativ and the additions to intangibles of $0.5 million. Our financing activities reflected the $2.6 million in cash used to repurchase shares of our common stock.

Debt Agreement
On October 7, 2020, we entered into a Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement with Pinnacle Bank (the “Pinnacle Agreement”). The Fourth Amendment extends the maturity date of the Pinnacle Agreement through October 1, 2022 and provides for a principal available for borrowing of up to $15 million. We also have the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million. On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021, as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 7 to the accompanying unaudited condensed consolidated financial statements.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018, we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of September 30, 2020. We expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
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
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, based on assistance from our PPP loan, we currently do not foresee doing so. In October 2020, we submitted a request for forgiveness of the PPP loan. The request was approved by the lender, Pinnacle Bank, who then submitted it to the U.S. Small Business Administration ("SBA") for the SBA's review and approval.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2020 and 2019, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments classified as marketable securities at September 30, 2020. Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment of the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 2.90% at September 30, 2020, prior to entering into the Fourth Amendment. As of September 30, 2020, we had $17.0 million in borrowings outstanding under our revolving credit facility.

Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2020 and 2019. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
During the three months ended September 30, 2020, there has not been any change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We are updating the following risk factor that appears in the 2019 Annual Report on Form 10-K under the section titled "Risk Factors."

RISKS RELATED TO OUR BUSINESS

If any manufacturer or partner we rely upon fails to supply our products in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.

We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our products could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell our products as planned. Furthermore, if we encounter delays or difficulties with contract manufacturers in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands. The recent COVID-19 pandemic may create local issues for our third party-manufacturers and introduce delays in our manufacturing process.

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

Omeclamox-Pak: Prior to our asset purchase agreement with GEL that closed in December 2018, GEL managed the packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we assumed responsibility for the packaging and supply of the product. During 2019 we entered into a new packaging arrangement for this product. The Company has been carefully monitoring its supply chain during the pandemic and preparing for its economic impact. The packager for Cumberland’s Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. Meanwhile, we informed the FDA of a shortage of the Omeclamox-Pak effective October 14, 2020, and have not provided a date for the availability of new inventory. Cumberland noted that there is currently some remaining inventory of the product in the distribution channels. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.

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
The following table summarizes the activity, by month, during the three months ended September 30, 2020:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July	33,887		$3.31	33,887	$6,711,736
August	31,196		3.37	31,196	6,606,469
September	36,271	(1)	3.33	36,271	6,485,814
Total	101,354			101,354
(1) Of this amount, 1,324 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1*		Third Amendment to Revolving Credit Note and Fourth Amendment to Revolving Credit Loan Agreement, dated as of October 7, 2020 by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	November 13, 2020	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer