Form 10-K
period 2020-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2021-03-12
CIK 1087294

_________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Cumberland Pharmaceuticals Inc. is a non-accelerated filer and a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

Cumberland Pharmaceuticals Inc. has not filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared and issued its audit report.

The aggregate market value of common stock held by non-affiliates as of June 30, 2020 was $30,639,333. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 8, 2021 was 14,920,655.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2021 annual meeting of shareholders.
_________________________________________________________________________________________________________

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address poorly met medical needs. We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to register and provide our medicines to patients in their countries.
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates in patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a degenerative disease, Systemic Sclerosis (“SSc”), a deadly autoimmune condition, and Aspirin-Exacerbated Respiratory Disease ("AERD"), a severe form of asthma.
Cumberland has built core competencies in both product development and commercial capabilities. We have established the capabilities needed to acquire, develop and commercialize branded pharmaceuticals in the U.S. and believe we can leverage this existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance. Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacture, release and shipment of our products. Our marketing and sales team is responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Cumberland's growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently feature seven FDA products approved for sale in the United States. Through our international partners, we are working to bring our medicines to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, through new presentations, and through our support for select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met and unmet medical needs.
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
COVID-19 Pandemic
In March 2020, the U.S. declared a health care emergency following the outbreak of the (SARS-CoV-2), a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company managed through the COVID-19 pandemic during 2020, continuing to operate our business - keeping facilities open and our organization intact. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded, pharmaceutical company.
Throughout the pandemic, Cumberland faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted as less patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, we carefully monitored our supply chain during the pandemic including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance.

PRODUCTS
Our key products include:

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori infection and related Duodenal Ulcer disease	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Vibativ®	Serious bacterial infections	Marketed
RediTrex®	Arthritis and psoriasis	Approved
Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of the liver toxicity associated with acetaminophen poisoning. Acetadote has been available in the United States since Cumberland's 2004 introduction of the product through our hospital sales force. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the United States, and Acetadote has become a standard of care for treating this potentially life-threatening condition.
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
In early 2013, we entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our "Authorized Generic") product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation which accounted for continued significant market share during 2020.

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
During 2020 we continued to distribute our Acetadote brand and, through Perrigo Company, our Authorized Generic product.
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over nine hundred adult patients to develop the data to support our FDA submission for the product's registration. The FDA approved Caldolor for marketing in the United States in 2009 following a priority review. A non-steroidal anti-inflammatory drug ("NSAID"), the product was indicated for use in adults as a sole treatment for the management of mild to moderate pain and for the management of moderate to severe pain as an adjunct to opioid analgesics. It was also the first FDA approved intravenous therapy for treating fever.
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
In 2015 we received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that study was completed in 2019.
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
In January 2019, the FDA approved the application for our next generation Caldolor product. The new, premixed presentation provides healthcare professionals a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption. It is provided in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low sodium formulation for injection that is ready to use.
It is the first and only FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial for dilution in addition to the ready-to-use bag.
In April 2019, we began initial shipments of this next generation Caldolor product to select customers. During the third and fourth quarters of 2019, there was a growing demand for the new product from these select accounts. In January 2020, we initiated a full-scale launch of this ready-to-use product. Unfortunately, the launch was impacted by the COVID-19 pandemic and postponement of elective surgeries. Nonetheless, we do expect an improved performance of the product after the pandemic abates as more accounts gain access to the new presentation.
During 2020 we distributed both the vial and the ready-to-use premixed bag presentations of Caldolor.

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
Using preference data as a cornerstone of our marketing efforts, we repositioned the brand in early 2014. The marketing strategy included an enhanced patient coupon program and expanded managed care coverage for the product.
We added a co-promotion partner to provide support for the brand in 2017. Poly Pharmaceuticals is promoting Kristalose to physician targets not covered by our field sales forces. In 2018, we added another partner, Foxland Pharmaceuticals, Inc., who is repackaging Kristalose and featuring it with additional new physician targets.
During 2020 we continued to support Kristalose through our field sales force as well as our partnerships with Poly Pharmaceuticals and Foxland Pharmaceuticals, Inc.
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
Our field sales force has promoted Omeclamox-Pak to the gastroenterology market segment, which accounts for the largest component of the prescriber base for this product. We supplemented this personal promotion through telemarketing campaigns to expand the support and use of the product. We have also established a series of contracts to provide managed care coverage for Omeclamox-Pak.
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of COVID-19, and their operations are currently suspended. We are awaiting resumption of those operations, while also exploring other alternatives to restart the product’s packaging. We have notified the FDA that the product is currently not available.
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
Vaprisol is supported by our hospital sales division. Demand for the product increased during the 2020 pandemic, and we worked to ensure availability of the product to hospitals and clinics during the health care crisis.
Vibativ®
In November 2018, the Company announced an agreement with Theravance Biopharma ("Theravance") to acquire the Vibativ assets from Theravance and assume global responsibility for the brand including the related marketing, distribution, manufacturing and regulatory activities.
Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Immediately after the closing, we initiated shipments of Vibativ, assumed responsibility for the supply chain and distribution of the product in the U.S. and transitioned the brand's responsibilites from Theravance to Cumberland. Vibativ is supported by our hospital sales division.
During 2020, demand for the product grew, and it was used to treat pneumonia resulting from secondary bacterial infections in hospitalized COVID-19 patients.

RediTrex®
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
During late 2018, we completed the submission and filed with the FDA a New Drug Application for our methotrexate products. In December 2019, we received FDA approval for RediTrex and began planning for a launch of this product line. In November 2020, we provided initial shipments of RediTrex to select accounts and began preparing for a national launch in the second half of 2021, once product supplies are assured and market conditions return to normal.
PIPELINE
Our development pipeline includes a series of product candidates in Phase II development. During 2020, enrollment in our studies significantly slowed during the pandemic, due to trial suspensions and the decrease in eligible patient admissions to medical centers across the country. We look forward to an improvement as the pandemic subsides and centers begin to reopen with a return of patients eligible for our trials.
Our clinical programs include the evaluation of ifetroban in the following areas:
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
Duchenne Muscular Dystrophy ("DMD")
On September 24, 2019, Cumberland announced an FDA Orphan Drug Grant funding for a new Phase II clinical program. The Company has initiated the clinical development of ifetroban for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”). Based on preclinical findings, the FDA has cleared Cumberland’s application to study ifetroban in DMD patients, 7 years of age and older. In addition, Cumberland has been awarded just over $1 million in funding from the FDA through their Orphan Drug Grant program to support this Phase II DMD clinical study. It is the first DMD clinical study approved for FDA Orphan Product Development funding. During 2020 the FDA awarded a supplemental grant in support of the Phase II study.

Other Clinical Programs
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
During 2017, we completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA. A Phase II study has been initiated and and patient enrollment completed. We have completed the study report, filed it with the FDA and are now determining the next steps for this program.

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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance the opportunity for our brands. Our co-promotion partnership with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc. allow us to expand the support for Kristalose across the United States.
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
Gastroenterology and rheumatology market: We promote Kristalose, Omeclamox-Pak and RediTrex through a dedicated field sales team addressing a targeted group of physicians who are large prescribers of the products. Because the markets for gastrointestinal and rheumatology diseases are broad in patient scope, yet relatively narrow in physician base, we believe they provide opportunities that can be penetrated with a modest sized sales force. By investing in our sales and marketing activities we believe that we can increase market share for these products.
Our commercial executives conduct ongoing analyses to evaluate marketing campaigns and promotional programs in support of our brands. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts.
We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons, and product sampling. We also regularly attend select medical meetings and trade shows to expand the awareness of our products.
Our national accounts function is responsible for key large buyers and related marketing programs. National accounts maintain relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, state and federal government purchasers and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2020:

2020

Customer 1	25%
Customer 2	25%
Customer 3	21%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Marketed
GerminMED	Caldolor	Qutar	Marketed
R-Pharm JSC	Vibativ	Russia	Marketed
PT. ETHICA Industri Farmasi	Caldolor	Indonesia	Registration
Laboratorios Grifols, S.A.	Caldolor	Spain, Portugal and South America	Registration
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
WinHealth Pharma Group Co.	Caldolor & Acetadote	China and Hong Kong	Development
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
During 2020, we worked to support our existing international partners and to identify new companies to represent our products in select additional territories.

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

Vibativ Clinical Manuscripts
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
Caldolor Clinical Manuscripts
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
Additionally, in August 2020, we announced the results of a review of nine clinical studies evaluating Caldolor. The comprehensive review was published in the journal Clinical Therapeutics and involved 1,062 adult patients, with 757 receiving Caldolor and 305 receiving placebo or a comparator medication. The data noted that the use of Caldolor improved post-surgery recovery, decreased surgical stress, and reduced the use of opioids and over-the-counter medication. The study determined that patients given Caldolor experienced less postoperative pain and decreased opioid use. Study authors also concluded that the rapid administration and preemptive use of Caldolor should be considered in Enhanced Recovery After Surgery protocols for the management of postoperative pain including that of traumatic origin.

Caldolor Newborn Study
We previously received FDA approval for the use of Caldolor in pediatric patients six months of age and older. Caldolor is the first and only injectable NSAID approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to six months of age. Enrollment in that multi-center study was completed in 2019, and topline results were announced in 2020, indicating that Caldolor was well tolerated in this patient population, with no safety concerns noted.
Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have three Phase II clinical programs underway evaluating our ifetroban product candidates in 1) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma.
In addition, we have completed two pilot Phase II studies involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure and 2) patients with Portal Hypertension associated with chronic liver disease.
Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
Enrollment in our clinical studies was interrupted during 2020 due to the COVID-19 pandemic. While enrollment of new patients is currently limited, we have worked to ensure that patients already entered into a trial continue to receive their study drug. Many of our clinical study sites have reopened and resumed screening of patients for potential enrollment into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
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
International Partners
As a result of our strategic review, we altered our international arrangements through several new agreements as well as dissolution of prior agreements..
We executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. Under the terms of the agreement, WinHealth will provide development milestone payments and purchase supplies of the products following their registration in China.
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
In August 2020, we entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets.
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
We are in the process of concluding our Commercialization Agreement with Hikma Pharmaceuticals LLC to register and distribute Vibativ in a number of countries throughout the Middle East, our agreement with Dr. Reddy’s Laboratories Limited for the registration and distribution of Vibativ in India, and our License and Distribution Agreement with PT. EHTICA Industri Farmasi for the registration and distribution of Caldolor in Indonesia.

Poly Co-Promotion Agreement
We entered into a co-promotion arrangement with Poly Pharmaceuticals, Inc. (“Poly”) for our Kristalose product in 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians that are reached with the Kristalose brand message. During 2019, we extended our co-promotion arrangement with Poly.
Nordic License Agreement
In November 2016, we announced our agreement to acquire the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
The product line is approved for patient use in various European countries and received FDA approval near the end of 2019. Cumberland has registered and is commercializing the methotrexate products in the United States under the brand name RediTrex.
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
Acetadote®
For Acetadote we had agreements with two manufacturers, and one manufacturer provided commercial supplies of the product during 2020.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2020 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also have manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2020.
Omeclamox-Pak®
Prior to our asset purchase agreement with GEL that closed in December 2018, GEL managed the packaging and supply of Omeclamox-Pak commercial and sample units. Following our acquisition of the remaining rights to the brand in late 2018, we assumed responsibility for the packaging and supply of the product. During 2019 we entered into a new packaging arrangement for this product.
During 2020, the packager for Cumberland’s Omeclamox-Pak product encountered financial difficulties due to the economic impact of COVID-19, and their operations suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. We informed the FDA of a shortage of the Omeclamox-Pak effective October 14, 2020, and have not provided a date for the availability of new inventory.
Vaprisol®
As part of the acquisition of Vaprisol, we purchased a significant existing supply of raw material inventory. In addition, as part of that transaction, we were assigned a commercial supply agreement with the historical Vaprisol manufacturer. In 2018, the manufacturer informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is providing us with a multi-year supply. We identified and reached an agreement during 2020 with a new manufacturer to provide us with long term supplies of the product. We subsequently initiated the transfer of the product’s manufacturing to the new facility in 2020.
Vibativ®
Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacture of the product and completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility in 2020.
RediTrex®
In 2016, we entered into an agreement with the Nordic Group B.V. ("Nordic") to acquire the exclusive U.S. rights to Nordic’s injectable methotrexate product line. In 2019, we received FDA approval for the product and authorization to market them under the RediTrex brand name. Under our agreement with Nordic, they are responsible for providing us the packaged and labeled commercial supply of RediTrex.

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
During 2018, we provided a grant of 50,000 shares of our common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation maintains independent financial statements and its contributions will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2020, we provided approximately $50,000 in cash contributions to the Foundation.
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
On November 1, 2013, the United States District Courts filed opinions granting Sagent’s and InnoPharma’s motions to dismiss our suits and we agreed not to file an appeal or motion to reconsider, thereby resolving the challenges and the pending litigation with those two companies.
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
Remaining Products
We have no issued patents for our RediTrex, Omeclamox-Pak and Kristalose products. We have multiple granted patents relating to our ifetroban products and patent applications pending with the USPTO.

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
•extent of third-party reimbursements, insurance coverage; and
•establishment of advantageous collaborations to conduct development, manufacturing or commercialization efforts.
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
Acetadote®
Acetadote is our injectable formulation of N-acetylcysteine ("NAC") for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC including, but not limited to, Geneva Pharmaceuticals, Inc., Bedford Laboratories division of Hikma Pharmaceuticals, Roxane Laboratories, Inc., InnoPharma Inc. and Hospira Inc.
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
Manufactures of the old Acetadote formulation include: Akorn, AuroMedics Pharma, Fresenius Kabi and Sagent Pharmaceuticals.
Caldolor®
Caldolor is marketed for the treatment of pain and fever, primarily in a hospital or surgery center setting. A variety of other products address the acute pain market:
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
•IV acetaminophen (brand name Ofirmev®), an injectable analgesic product is sold by Mallinckrodt plc, and there are also generic versions from different manufacturers available;
•Bupivacaine injectable suspension (brand name Exparel®), product sold by Pacira Pharmaceuticals, Inc., two additional bupivacaine products, Xaracoll and Posimir, were recently approved; and
•IV meloxicam (brand name Anjeso™), a once a day injectable COX-2 preferential NSAID manufactured by Baudax Bio which was recently approved by the FDA.
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
Kristalose®
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. The branded prescription products which we believe are our primary competitors are:
•Lubiproston (brand name Amitiza®), an oral product indicated for the treatment of chronic idiopathic constipation, irritable bowel syndrome with constipation in adults, is manufactured and sold by Mallinckrodt Pharmaceuticals.
•Naloxegol (brand name Movantik®), an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain and recently acquired by RedHill Biopharma in the first quarter of 2020.
•Linaclotide (brand name Linzess®), an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is sold by Allergan, Inc. and Ironwood Pharmaceuticals, Inc.
•Plecanatide (brand name Trulance®), an oral product indicated for the treatment of irritable bowel syndrome with constipation and chronic idiopathic constipation. It is sold by Synergy Pharmaceuticals.
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
Omeclamox®-Pak
Omeclamox-Pak is a branded prescription product used for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease. It combines three well-known and widely prescribed medications packaged in a daily dose pack for patient convenience: omeprazole, clarithromycin, and amoxicillin. The three individual components of Omeclamox-Pak are also available from other suppliers through three separate prescriptions.
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
The major generic competitors are vancomycin, linezolid, and daptomycin. Vancomycin is by far the most widely used agent. Newer branded agents are also available including:
•Ceftaroline fosamil (brand name Teflaro® ) an injectable antibiotic manufactured and sold by Allergan
•Dalbavancin (brand name Dalvance® ), an injectable antibiotic manufactured and sold by Allergan
•Oritavancin (brand name Orbactiv® ), an injectable antibiotic manufactured and sold by Melinta
We are aware of a number of other novel antibiotics which are currently in development.
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

RediTrex®
RediTrex was introduced by Cumberland in the fourth quarter of 2020. RediTrex is methotrexate for subcutaneous administration in a unique syringe designed for ease of use, improved accuracy, and enhanced safety. It is indicated for treatment of rheumatoid arthritis, polyarticular juvenile idiopathic arthritis, and severe, recalcitrant, or disabling psoriasis unresponsive to alternative treatments.
This market is highly competitive with drugs from several different therapeutic classes available for treatment. Methotrexate is considered a standard of care especially when patients fail to respond adequately to low dose steroids or non-steroidal anti-inflammatory drugs (NSAIDs). Methotrexate is available in multiple dose forms including oral, subcutaneous, and intra-venous. Methotrexate may be used alone or in combination with drugs from other therapeutic classes to adequately control patient symptoms.
RediTrex competes with other dose forms and delivery systems for methotrexate including, oral tablets, conventional vial and syringe administration, and auto-injector pens. Oral tablets and conventional vials are generic and available from many suppliers. There are two auto-injector pen products available, Rasuvo and Otrexup.
RediTrex also competes with or may be used in combination with drugs from other therapeutic classes including, injectable biologics like Humira and Enbrel and oral JAK inhibitors like Xaljanz. These newer agents are more expensive than the methotrexate products but benefit from significant promotion to patients and doctors.
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
The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. FDA reported that NDAs showed a steadier increase with the percentage of first-cycle approval letters for new molecular entities rising from 56% for FY 2009 applications to 89% for FY 2018 applications.
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
The FDA also requires post market safety surveillance reporting to monitor the side effects of the drug, which may result in withdrawal of approval after marketing begins if significant adverse safety findings are found.
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
Orphan drug designation
The Orphan Drug Act of 1983 (the "Orphan Drug Act") encourages manufacturers to seek approval of products intended to treat “rare diseases and conditions” with a prevalence of fewer than 200,000 patients in the U.S. or for which there is no reasonable expectation of recovering the development costs for the product. For products that receive orphan drug designation by the FDA, the Orphan Drug Act provides tax credits for clinical research, FDA assistance with protocol design, eligibility for FDA grants to fund clinical studies, waiver of the FDA application fee, and a period of seven years of marketing exclusivity for the product following FDA marketing approval.
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
These Hatch-Waxman amendments grant generic manufacturers the ability to mount a validity challenge without incurring the cost of entry or risking enormous damages flowing from any possible infringement. Hatch-Waxman essentially redistributes the relative risk assessments and explains the flow of settlement funds and their magnitude. Hatch-Waxman gives generics considerable leverage in patent litigation.
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
21st Century Cures Act: The 21st Century Cures Act (Cures Act), signed into law on December 13, 2016, is designed to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. The law builds on FDA's ongoing work to incorporate the perspectives of patients into the development of drugs, biological products, and devices in FDA's decision-making process. The

Cures Act enhances FDA's ability to modernize clinical trial designs and clinical outcome assessments, which will speed the development and review of novel medical products, including medical countermeasures.
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
EMPLOYEES
As of December 31, 2020, we had 90 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this Annual Report on Form 10-K that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical facts may be forward-looking statements. In particular, forward-looking statements include, among other things, statements regarding our intent, belief or expectations, and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should,” “seek,” “anticipate” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. While forward-looking statements reflect our good-faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties, including those mentioned in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. Such factors include, but are not limited to:
•The possible or assumed future results of operations, including the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•Changes in national or regional economic conditions, including changes in interest rates and the availability and the cost of capital to us;
•The extent of the impact of the COVID-19 pandemic, including the duration and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our key products;
•The impact of the COVID-19 pandemic on our suppliers, including any disruptions and inefficiencies in the supply chain for our products;
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

Item 1A. Risk Factors.

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

•General economic conditions can have a material adverse effect on our business, financial conditions and result of operations.
•The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.
•Failure to implement strategies to enhance our performance could have a material adverse effect on our business, results of operations and financial conditions.
•Our ability to perform depends on keeping and hiring exceptionally talented management and employees, and our failure to do so could have a material adverse effect on our business, revenues, results of operations and financial condition.
•Our success depends, in part, on our ability to successfully obtain or retain high-performing third-party performers on commercially acceptable terms, and the failure to do so can have a material adverse effect on our business, financial conditions and results of operations.
•Our business is subject to stringent government regulations, it must adhere to numerous complex pieces of legislation, and all of our products face regulatory challenges.
•Our business depends on the successful protection of our intellectual property rights and our product candidates becoming approved by regulatory agencies, commercially viable, and accepted by the market.
•Our business faces a serious financial risk if generic products that compete with any of our branded pharmaceutical products are approved and sold because sales of our products will be adversely-affected and our business may not recover the capital costs of bringing that product to market.
•Our business faces an inherent risk of product liability lawsuits related to the testing of our product candidates and the commercial sale of our products, and if we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities.
•We may attempt to develop internationally and license our products globally, as well as invest in other businesses or joint ventures, all of which may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
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

Our business has been adversely impacted by the recent coronavirus (“COVID-19”) outbreak which has affected more than 200 countries and has significantly disrupted the day-to-day activities of both individuals and companies. For example, we have been following the recommendations of health authorities to minimize exposure risk for our employees since March 2020, including allowing employees to work remotely to the extent possible. This has included our home office employees and our hospital and field based sales representatives. We rely on individuals and third-party organizations around the world to supply components, manufacture and distribute our products and execute our clinical trials. We are aware of a few instances where these individuals and third-party organizations were adversely impacted by the COVID-19 pandemic. We may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.

The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.

The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. State and local authorities in the United States, like their counterparts in many other countries, have since forced many businesses to temporarily shut down in an attempt to slow the spread of the virus, and Americans are being told by public officials to practice “social distancing.” Global stock markets have reacted very negatively, and economists are projecting a sharp economic slowdown, at least in the near term, even as governments take emergency relief measures. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.
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
We currently market and sell seven products: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, and Vibativ with RediTrex being marketed since late 2020. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability.
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

Acetadote: We have agreements with two manufacturers, and both manufacturers provided commercial supplies of the product during 2020. If neither of the manufacturers of Acetadote are able to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Caldolor: We have agreements with multiple manufacturers for the supply of Caldolor and during 2020 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for our product.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility by an international supplier. We also have manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2020. If these facilities are damaged or destroyed, or if local conditions result in a work stoppage, we could suffer an inability to meet demand for our product. Kristalose is manufactured through a complex process. It would be particularly difficult to find a new manufacturer of Kristalose active pharmaceutical ingredient on an expedited basis. As a result of these factors, our ability to manufacture Kristalose may be substantially impaired if the manufacturer is unable or unwilling to supply sufficient quantities of the product.
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
Vaprisol: As part of the acquisition of Vaprisol, we purchased an existing supply of raw material inventory. In addition, as part of this transaction, we were assigned a commercial supply agreement with the historical Vaprisol manufacturer. In 2018, the manufacturer informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is providing us with a multi-year supply. We are currently working with a new manufacturer to provide us with long term supplies of the product. If we are unable to produce additional marketable inventory in sufficient quantities of Vaprisol, we could suffer an inability to meet demand for our product.
Vibativ: Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the manufacture of the product and completed the transfer of the product’s manufacturing activities to a new supplier during 2020. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
RediTrex: Under our agreement with Nordic, they are responsible for providing us the packaged and labeled commercial supply of the RediTrex product. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for our product.
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
In addition, we have largely obtained regulatory approval to market our products in the United States. Not all foreign jurisdictions may represent attractive opportunities for our products due to pricing, competitive, regulatory or other factors. In certain foreign jurisdictions, we have licensed the right to market some of our products to third parties. These third parties are responsible for seeking and maintaining regulatory approval for the products in their respective jurisdictions. We have no control over these third parties and cannot be sure that marketing approval for our products will be obtained outside the United States.
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
We added six marketed products to our portfolio of brands, roughly one brand per year, beginning in late 2013 through the launch of RediTrex during late 2020. If we are unable to continue to optimize our sales of our brands or we are unable to successfully integrate the marketing, sale and distribution of any other potential products into our current infrastructure or if they require significantly greater resources than originally anticipated, we may face financial and operational risks and uncertainties. If we are unable to successfully integrate any acquired brands, both current and future, these product acquisitions may not be beneficial to us in the long term.
Our Hepatoren, Boxaban, Vasculan, and Portaban product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth will come from sales of our Hepatoren, Boxaban, Vasculan, and Portaban product candidates. Hepatoren (intravenous ifetroban) is used to treat hepatorenal syndrome ("HRS"), Boxaban (oral ifetroban) is used to treat aspirin exacerbated respiratory disease ("AERD"), Vasculan (oral ifetroban) is for the treatment of systemic sclerosis ("SSc"), and Portaban (injection and oral ifetroban) is for the treatment of portal hypertension associated with liver disease. However, none of these products have been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development.
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
As of December 31, 2020, we had 90 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Virtually all aspects of our business activities are regulated by government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution, promotion and sampling, advertising of our products, and disposal of waste products arising from such activities are subject to governmental regulation. These activities are regulated by one or more of the FDA, the Federal Trade Commission, ("FTC"), the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, ("EPA"), as well as by comparable agencies in foreign countries. These activities are also regulated by various agencies of the states and localities in which our products are sold. For more information, see “Business—Government Regulation" in Part I, Item 1 of this Form 10-K.
Like all pharmaceutical manufacturers, we are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA"). All new drugs must be the subject of an FDA-approved new drug application, ("NDA"), before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug’s safety and effectiveness. All drugs must be manufactured in conformity with GMP, and drug products subject to an approved NDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in the NDA. Since we rely on third parties to manufacture our products, GMP requirements directly affect our third party manufacturers and indirectly affect us. The manufacturing facilities of our third-party manufacturers are continually subject to inspection by such governmental agencies, and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory. Our third-party manufacturers are subject to periodic inspection by the FDA to assure such compliance.
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
We must comply with the Physician Payment Sunshine Act.
We are required to comply with the United States Physician Payment Sunshine Act, which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to The Centers for Medicare & Medicaid Services ("CMS"). Cumberland has implemented a series of policies and procedures for every employee involved in the data collection process, and has systems in place to capture the data, which is verified by an outside firm that specializes in reporting the payments. Cumberland has also established a system to ensure that data was reported completely, in the correct format, and on time. Despite these policies, procedures and systems, we cannot assure you that we will collect and report all data accurately. If we fail to accurately report this information, we could suffer severe penalties.
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
We have been involved in lawsuits for infringement of the Acetadote Patents as previously described. Because of their nature, these lawsuits can be costly and time-consuming, and we only experience limited benefits and patent protection. A significant adverse ruling in any such lawsuit could put our patents at risk of being invalidated or interpreted narrowly and could compromise the issuance of our existing patent applications.
Competitors may infringe on our patents or the patents of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2020, intangible assets relating to products, which are being amortized, represented approximately 29% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.
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
As of December 31, 2020, our officers and directors control approximately 41 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
The price for the shares of our common stock sold in our initial public offering was determined by negotiation between the representatives of the underwriters and us. This price may not have reflected the market price of our common stock following our initial public offering. Through March 5, 2021, the closing price of our common stock since our initial public offering has ranged from a low of $2.77 to a high of $17.05 per share. Moreover, the market price of our common stock might decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2020, we were in compliance with the Tangible Capital Ratio financial covenant of the Revolving Credit Agreement and we expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2020, we did not have any outstanding interest rate swap contracts.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2020, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 8, 2021, we had 77 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 8, 2021 was $3.21 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2015 to the Nasdaq Composite and a composite of seven Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2015, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Act of 1934. In January 2019, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 503,626 shares, 623,478 shares and 443,041 shares of common stock for approximately $1.8 million, $3.5 million and $2.9 million, and during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2020:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	38,501		$3.14	38,501	$6,364,741
November	31,162	(1)	$3.02	31,162	$6,270,602
December	26,280		$3.06	26,280	$6,190,118
Total	95,943
(1) Of this amount, 280 shares were repurchased directly in private purchases at the then-current fair market value of common stock.

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

		Years Ended December 31,
Statement of income data:	2020	2019	2018	2017	2016
		(in thousands, except per share data)

Net revenues	$37,441	$34,388	$29,345	$26,323	$32,187
Costs and expenses	43,823	43,676	40,518	35,202	33,753
Operating income (loss)	(6,382)	(9,288)	(11,173)	(8,879)	(1,566)
Net income (loss) from continuing operations	(6,626)	(9,212)	(10,821)	(12,848)	(1,137)
Net income (loss) from discontinued operations	3,207	5,665	3,782	4,798	133
Net income (loss) attributable to common shareholders	(3,339)	(3,538)	(6,963)	(7,979)	(945)
Earnings (loss) per share:
Continuing operations - basic	$(0.43)	$(0.60)	$(0.69)	$(0.80)	$(0.07)
Discontinued operations - basic	0.21	0.37	0.24	0.30	0.01
Earnings (loss) per share – basic	$(0.22)	$(0.23)	$(0.45)	$(0.50)	$(0.06)
Continuing operations - diluted	$(0.43)	$(0.60)	$(0.69)	$(0.80)	$(0.07)
Discontinued operations - diluted	0.21	0.37	0.24	0.30	0.01
Earnings (loss) per share – diluted	$(0.22)	$(0.23)	$(0.45)	$(0.50)	$(0.06)

		As of December 31,
Balance sheet data:	2020	2019	2018	2017	2016
		(in thousands)

Cash and cash equivalents	$24,754	$28,213	$27,939	$45,413	$34,510
Marketable securities	—	—	8,291	4,672	15,622
Working capital	24,302	26,013	31,312	50,990	50,753
Total assets	96,463	104,549	112,694	93,232	93,405
Total long-term debt (including current portion) and other long-term obligations	23,922	29,314	29,319	11,616	5,491
Retained earnings (deficit)	(2,131)	1,208	4,746	11,709	18,605
Total equity	46,873	51,085	55,571	63,922	73,121

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
EXECUTIVE SUMMARY
We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. Our primary target markets are hospital acute care, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve the quality of care for patients and address unmet or poorly met medical needs. We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to bring our medicines to patients in their countries.
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
We promote our approved products through our hospital and gastroenterology sales forces in the United States, which together comprised approximately 40 sales representatives and managers as of December 31, 2020.
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
The following is a summary of our 2020 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.
•Early in 2020, we implemented the national launch of our Next Generation Caldolor product featuring a ready to use formulation in a pre-mixed bag, offering time and cost savings associated with its administration.

•We launched several national initiatives during 2020 to help hospitals access our acute care brands during this healthcare emergency. Our Vibativ product was used to help COVID patients who developed bacterial infections in their lungs.

•We entered into an agreement with Win Health Pharma and formed WHC Biopharmaceuticals, Pte. Ltd – a joint venture based in Singapore to acquire, develop and commercialize products for China and adjacent Asian markets.

•We announced a series of publications featuring important new data associated with our Caldolor and Vibativ brands.

•We ended the year with the initial introduction of our FDA-approved RediTrex line of injectable methotrexate products, featuring an innovative delivery system for patients with arthritis.
COVID-19 Pandemic
In March 2020, the U.S. declared a health care emergency following the outbreak of the (SARS-CoV-2), a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company managed through the COVID-19 pandemic during 2020, continuing to operate our business - keeping facilities open and our organization intact. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded, pharmaceutical company.
Throughout the pandemic, Cumberland faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted as less patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, we carefully monitored our supply chain during the pandemic including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, marketable securities, inventory, intangible assets and goodwill, research and development accounting, contingent consideration liability, provision for income taxes and share-based payments.

Revenue Recognition
We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 606. Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance in the form of Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (ASC 606).
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other income was approximately 4.3% percent of net revenues in 2020, 5.8% in 2019, and 1.8% in 2018 respectively.
Our financial statements reflect accounts receivable allowances of $1.0 million and $0.8 million at December 31, 2020 and 2019, respectively, for chargebacks and early pay discounts for products.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2020	2019	2018

Balance, January 1	$4,593,167	$4,961,631	$4,140,980
Current provision	13,453,894	13,081,251	11,192,489
Actual product returns and credits issued	(13,983,626)	(13,449,715)	(10,371,838)
Balance, December 31	$4,063,435	$4,593,167	$4,961,631

The allowances for chargebacks and discounts and sales related accruals for rebates, fee for service and product returns are determined on a product-by-product basis. We establish them using our best estimate at the time of sale based on:
•Each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances;
•The contractual terms with direct and indirect customers;
•Analyses of historical levels of chargebacks, discounts and returns of product;
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

The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $4.1 million, $4.6 million and $5.0 million as of December 31, 2020, 2019 and 2018, respectively. Of these amounts, our estimated liability for fee for services represented $1.0 million, $1.4 million and $1.8 million, respectively, while our accrual for product returns totaled $1.7 million, $1.9 million and $1.8 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.4 million for the years ended December 31, 2020, 2019 and 2018. A change in our product return estimate of one percentage point would have impacted net sales by $0.3 million for the years ended December 31, 2020, 2019 and 2018.
Fair Value of Marketable Securities
We have historically invested a portion of our cash reserves in short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper in order to maximize our return on cash. We mark the investments to fair value at the end of each reporting period, with the adjustment being recognized in the statement of income as a component of interest income. These investments are generally valued using observable market prices by third-party pricing services, or are derived from such services' pricing models. The level of management judgment required in establishing fair value of financial instruments for which there is a quoted price in an active market is minimal. Similarly, there is little subjectivity or judgment required for instruments valued using valuation models that are standard across the industry and where all parameter inputs are quoted in active markets. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2020 in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
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

RESULTS OF OPERATIONS
Year ended December 31, 2020 compared to year ended December 31, 2019
The following table presents the statements of operations for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019	Change
Net revenues	$37,441,134	$34,388,295	$3,052,839
Costs and expenses:
Cost of products sold	8,653,020	7,421,316	1,231,704
Selling and marketing	14,765,465	15,277,740	(512,275)
Research and development	5,773,825	6,868,480	(1,094,655)
General and administrative	10,196,299	9,974,384	221,915
Amortization	4,434,120	4,134,557	299,563
Total costs and expenses	43,822,729	43,676,477	146,252
Operating income (loss)	(6,381,595)	(9,288,182)	2,906,587
Interest income	75,345	243,364	(168,019)
Interest expense	(263,627)	(246,186)	(17,441)
Income (loss) before income taxes	(6,569,877)	(9,291,004)	2,721,127
Income tax (expense) benefit	(55,902)	79,316	(135,218)
Net income (loss) from continuing operations	$(6,625,779)	$(9,211,688)	$2,585,909
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2020	2019	Change
Products:
Kristalose	$15,567,562	$12,895,120	$2,672,442
Vibativ	10,870,990	8,691,550	2,179,440
Caldolor	5,336,943	5,222,282	114,661
Acetadote	1,874,206	3,824,449	(1,950,243)
Omeclamox-Pak	257,088	837,829	(580,741)
Vaprisol	1,077,227	936,615	140,612
RediTrex	856,657	—	856,657
Other	1,600,461	1,980,450	(379,989)
Total net revenues	$37,441,134	$34,388,295	$3,052,839
Net revenues. Net revenues for the year ended December 31, 2020 were approximately $37.4 million compared to $34.4 million for the year ended December 31, 2019, representing an increase of $3.1 million or 8.9%. As detailed in the table above, net revenue increased during the 2020 for four of our marketed products: Kristalose, Vibativ, Caldolor and Vaprisol. The improvement was led by largest product, Kristalose which delivered $2.7 million in revenue growth, followed by Vibativ, which delivered an additional $2.2 million during 2020 compared to 2019. Our newest product, RediTrex, contributed $0.9 million in incremental revenue during the year after its late 2020 soft launch.
These increases were partially offset by decreased net product sales of Acetadote and Omeclamox-Pak.

We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and associated non-compete provision, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. The first four installments totaling $3.0 million due from Clinigen was recorded during the year ended December 31, 2020, as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Kristalose revenue increased by $2.7 million, or 20.7%, compared to December 31, 2019 primarily as a result of improved sales volume for the product.
Vibativ revenue was $10.9 million compared to $8.7 million in the prior year. This $2.2 million or 25.1% increase in net revenue was a result of improved sales volume for the product.
Caldolor revenue experienced a 2.2% increase to $5.3 million during the year ended December 31, 2020 compared to $5.2 million in the same period last year. This increase in Caldolor revenue for the year ended December 31, 2020 was the result of an increase in international shipments when compared to the prior year, which were partially offset by lower domestic shipments of the product, significantly impacted by COVID-19 and a reduction in elective surgeries.
Vaprisol revenue increased $0.1 million during the year ended December 31, 2020 compared to the prior year period due primarily to increased sales of the product.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2020, the Acetadote net revenue decreased $2.0 million compared to the prior year due to a reduction in sales volume, primarily impacting the Authorized Generic.
Omeclamox-Pak revenue decreased $0.6 million during the year ended December 31, 2020 compared to the prior year. The decrease was largely the result of decreased sales volume, which were negatively impacted by COVID-19.
Cost of products sold. Cost of products sold for the year ended December 31, 2020 were $8.7 million compared to $7.4 million in the prior year. As a percentage of net revenues, cost of products sold were 23.1% compared to 21.6% during the prior year. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase in sales of Vibativ. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018. The increase in costs of product sold expense was also the result of a step up in the fair value of the inventory over the cost to Theravance, as required under purchase accounting rules.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2020 were $14.8 million compared to $15.3 million in the prior year, which was a decrease of $0.5 million. This decrease was primarily a result of decreases in direct promotional spending, meeting costs and travel expenses. These decreases were partially offset by increases in salaries as well as increases in royalty costs associated with growth in Vibativ sales during the period.
Research and development. Research and development costs for the year ended December 31, 2020 were $5.8 million, compared to $6.9 million last year, representing a decrease of $1.1 million. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products. During 2020, we experienced a decrease in study activity which was partially offset by increases in our annual FDA user fees.
General and administrative. General and administrative expenses for the year ended December 31, 2020 were $10.2 million compared to $10.0 million last year. The increase resulted from an increase in legal and professional fees partially offset by lower stock based compensation during the period. A portion of these increased costs were for 2019 expenses related to our acquisition of Vibativ.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2020	2019
Net revenue	$10,870,990	$8,691,550
Cost of products sold (1)	3,366,198	2,716,305
Royalty and operating expenses	1,952,449	1,609,564
Vibativ contribution	$5,552,343	$4,365,681
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2020 totaled approximately $4.4 million compared to $4.1 million in the prior year, which was an increase of $0.3 million over the prior year. The increase in expense was attributable to the amortization of additional product rights and capitalized patents.
Income taxes. Income taxes were an expense of $55,902 for the year ended December 31, 2020 and a benefit of $79,316 for the year ended December 31, 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018
The following table presents the statements of operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018	Change
Net revenues	$34,388,295	$29,344,894	$5,043,401
Costs and expenses:
Cost of products sold	7,421,316	6,016,822	1,404,494
Selling and marketing	15,277,740	14,004,933	1,272,807
Research and development	6,868,480	7,575,892	(707,412)
General and administrative	9,974,384	10,150,777	(176,393)
Amortization	4,134,557	2,769,466	1,365,091
Total costs and expenses	43,676,477	40,517,890	3,158,587
Operating income (loss)	(9,288,182)	(11,172,996)	1,884,814
Interest income	243,364	564,484	(321,120)
Interest expense	(246,186)	(195,848)	(50,338)
Income (loss) before income taxes	(9,291,004)	(10,804,360)	1,513,356
Income tax (expense) benefit	79,316	(16,636)	95,952
Net income (loss) from continuing operations	$(9,211,688)	$(10,820,996)	$1,609,308

The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2019	2018	Change
Products:
Kristalose	$12,895,120	$12,055,625	$839,495
Vibativ	8,691,550	5,075,057	3,616,493
Caldolor	5,222,282	5,001,997	220,285
Acetadote	3,824,449	4,284,111	(459,662)
Omeclamox-Pak	837,829	623,297	214,532
Vaprisol	936,615	1,763,874	(827,259)
Other	1,980,450	540,933	1,439,517
Total net revenues	$34,388,295	$29,344,894	$5,043,401
Net revenues. Net revenues for the year ended December 31, 2019 were approximately $34.4 million compared to $29.3 million for the year ended December 31, 2018, representing an increase of $5.0 million or 17.2%. Four of our products, Omeclamox-Pak, Kristalose, Caldolor and Vibativ, experienced an increase in revenue during 2019. The 17.2% improvement was led by our newest product, Vibativ, which delivered an additional $3.6 million during the full year of 2019 compared to a partial year during 2018. These increases were partially offset by decreased net product sales of Acetadote and Vaprisol.
We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 and 2018 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and associated non-compete provision, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. We do not incur expenses associated with these payments from Clinigen.
Kristalose revenue increased by $0.8 million, or 7.0%, compared to December 31, 2018 primarily as a result of increased wholesale prices. The product's net revenue was also positively impacted by lower managed care rebates, resulting in improved net pricing for the product for the year ended December 31, 2019.
Caldolor revenue experienced a 4.4% increase to $5.2 million during the year ended December 31, 2019 compared to $5.0 million in during 2018. This increase in Caldolor revenue for the year ended December 31, 2019 was the result of an 11% increase in domestic shipments of the product and improved net pricing. The changes were partially offset by a reduction in international shipments of Caldolor in 2019 over 2018.
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
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2019, the Acetadote net revenue decreased $0.5 million or 10.7% compared to 2018 due to a reduction in sales volume as a result of generic competition.
Cost of products sold. Cost of products sold for the year ended December 31, 2019 were $7.4 million, compared to $6.0 million during 2018. As a percentage of net revenues, cost of products sold were 21.6% compared to 20.5% during 2018. The change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix during the period compared to 2018.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2019 were $15.3 million, which was an increase of $1.3 million compared to 2018's expense of $14.0 million. This increase was primarily attributable to promotional spending and sales force costs, including salary and benefits for the increased sales force. The increase in the sales force and promotional spending is due largely to the addition of our newest brand, Vibativ, during the fourth quarter of 2018.
Research and development. Research and development costs for the year ended December 31, 2019 were $6.9 million, compared to $7.6 million during 2018, representing a decrease of $0.7 million. A portion of our research and development costs are variable based on the number of trials, study sites and patients involved in the development of our product candidates. The decrease was primarily the result of the FDA program fee of $1.3 million paid during 2018 associated with the successful RediTrex FDA submission.
General and administrative. General and administrative expense for the year ended December 31, 2019 was $10.0 million for 2019, compared to $10.2 million during 2018. The $0.2 million or, 1.7%, decrease from the same period for 2018 was primarily driven by a decrease in compensation and benefits, including non-cash stock based compensation and deferred compensation.
Amortization. Amortization expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2019 totaled approximately $4.1 million, which was an increase of $1.4 million over 2018. The increase in expense was attributable to the amortization of additional product rights and capitalized patents, including those assets associated with the Vibativ acquisition.
Income taxes. Income tax benefit for the year ended December 31, 2019 was $79,316. As a percentage of income (loss) before income taxes, income taxes were a benefit of 0.9% for the year ended December 31, 2019 compared to income tax expense as a percentage of loss before income taxes of 0.2% for the year ended December 31, 2018.

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
We invest a portion of our cash reserves in marketable securities including short-term cash investments, U.S. Treasury notes and bonds, corporate bonds and commercial paper. At December 31, 2020 and December 31, 2019 , all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2020	2019

Cash and cash equivalents	$24,753,796	$28,212,635
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$24,753,796	$28,212,635

Working capital (current assets less current liabilities)	$24,302,146	$26,012,840
Current ratio (multiple of current assets to current liabilities)	1.9	2.1

Revolving line of credit availability	$—	$1,500,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2020	2019	2018

Cash provided by (used in):
Operating activities	$5,415,061	$3,056,356	$3,112,737
Investing activities	(1,757,789)	2,297,848	(27,724,818)
Financing activities	(7,116,111)	(5,080,529)	7,138,173
Net (decrease) increase in cash and cash equivalents	$(3,458,839)	$273,675	$(17,473,908)

The net $3.5 million decrease in cash and cash equivalents for the year ended December 31, 2020 was attributable to cash used by investing and financing activities partially offset by cash provided by operating activities. Cash provided by operating activities of $5.4 million included non-cash expense add backs for depreciation and amortization and share-based compensation expense totaling $5.8 million and changes in our working capital that provided net cash of $5.4 million. The cash provided by operating activities included $3.5 million provided by discontinued operations. This increase was partially offset by a net loss for the period of $6.6 million. Cash used by investing activities of $1.8 million was the result of additions to intangibles of $2.0 million, which included the payment of $1.0 million for product rights, additions to property and equipment of $0.1 million and partially offset by proceeds from the surrender of life insurance of $0.5 million. Our financing activities included a net repayment of $3.5 million under our line of credit net, $1.9 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of a portion of CET's shares.

As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", of this Form 10-K.
The net $0.3 million increase in cash and cash equivalents for the year ended December 31, 2019 was attributable to cash provided by operating and investing activities offset by cash used in financing activities. Cash provided by operating activities of $3.1 million included non-cash expense add backs for depreciation and amortization and share-based compensation expense totaling $5.9 million. The cash provided by operating activities included $5.5 million provided by discontinued operations. These increases were partially offset by a net loss for the period of $3.5 million. Changes in our working capital provided net cash of $1.6 million. Cash provided by investing activities of $2.3 million included net sales of marketable securities of $8.3 million, partially offset by the $5 million payment to Theravance as part of the acquisition of Vibativ and the addition to intangibles of $0.8 million. Our financing activities included a net repayment of $1.5 million under our line of credit net and $3.5 million in cash used to repurchase shares of our common stock.
The net $17.5 million decrease in cash and cash equivalents for the year ended December 31, 2018 was attributable to cash used by investing activities offset by cash provided by operating and financing activities. Cash provided by operating activities of $3.1 million was impacted by a net loss for the period of $7.0 million. This use of operating cash was offset by non-cash expenses of depreciation and amortization and share-based compensation expense totaling $4.3 million. Changes in our working capital provided net cash of $5.2 million. The cash provided by operating activities included $4.5 million provided by discontinued operations. Cash used in investing activities included $20 million in cash paid for the acquisition of Vibativ during 2018, the use of cash to complete a net increase in marketable securities of $3.4 million, and the addition to intangibles of $3.8 million. Our financing activities included $10.2 million in net cash provided by borrowings under our line of credit net of $2.9 million in cash used to repurchase shares of our common stock.
Shelf Registration

In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under this ATM during the year ended December 31, 2020.
Debt Agreement
On October 7, 2020, we entered into a Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement with Pinnacle Bank (the “Pinnacle Agreement”). The Fourth Amendment extends the maturity date of the Pinnacle Agreement through October 1, 2022 and provides for a principal available for borrowing of up to $15 million. We also have the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million. On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Pinnacle Agreement, which extended the term of the Pinnacle Agreement through July 31, 2021, as well as modified certain definitions and terms of the existing financial covenants. On October 17, 2018, we entered into a second amendment (“Second Amendment”) which increased the maximum aggregate principal available for borrowing under the Pinnacle Agreement to $20.0 million. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 9 to the accompanying notes to the consolidated financial statements.
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

We were in compliance with the Tangible Capital Ratio financial covenant as of December 31, 2020 and we expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
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
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2020:

		Payments Due by Year
Contractual obligations(1)	Total	2021	2022	2023	2024	2025 and thereafter

Line of credit(2)	$15,000,000	$—	$15,000,000	$—	$—	$—
Estimated interest on debt (2)	782,143	547,500	234,643	—	—	—
Contingent consideration liability payments (3)	8,200,553	2,353,789	1,022,014	894,555	659,515	3,270,680
Operating leases	2,256,680	1,144,889	1,019,313	92,478	—	—
Purchase obligations (4)	—	—	—	—	—	—
Total (1)	$26,239,376	$4,046,178	$17,275,970	$987,033	$659,515	$3,270,680
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $15.0 million line of credit assuming the current $15.0 million balance outstanding on December 31, 2020 is consistently outstanding through maturity of October 2022. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.
4.Represents minimum purchase obligations under our manufacturing agreements.

OFF-BALANCE SHEET ARRANGEMENTS
During 2020, 2019 and 2018, we did not engage in any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent Adopted Accounting Pronouncements
In November 2018, the FASB issued ASU No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. We adopted the standard effective January 1, 2020 with no impact to our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard was adopted by Cumberland effective January 1, 2020 and was applied prospectively with no impact on our consolidated financial statements.
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

Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. We will adopt both ASU 2016-13 and ASU 2019-05 on January 1, 2023. The adoption of ASU 2016-13 and ASU 2019-05 are not expected to have a material impact on the Company’s consolidated financial statements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2020.
Based on current interest rates, we do not believe we are exposed to significant downside risk related to change in interest on our investment accounts.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.65% at December 31, 2020). As of December 31, 2020, we had $15.0 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2020, 2019 and 2018. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the year ended December 31, 2020. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this Annual Report on Form 10-K has been recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information was accumulated and communicated to management to allow for timely decisions regarding disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).

Item 9B. Other Information.

Form 8-K, Item 5.02(e). Compensatory Arrangements of Certain Officers

On March 10, 2021, the Company entered into new employment agreements with each of A.J. Kazimi, our Chief Executive Officer (the “Kazimi Employment Agreement”), Martin Cearnal, our Executive Vice President and Chief Commercial Officer (the “Cearnal Employment Agreement”), Leo Pavliv, our Executive Vice President, Operations and Chief Development Officer (the “Pavliv Employment Agreement”), James Herman, our Senior Vice President, National Accounts and Chief Compliance Officer (the “Herman Employment Agreement,” and Michael Bonner, our Senior Director, Finance and Accounting and Chief Financial Officer (the “Bonner Employment Agreement”), and together with the Kazimi Employment Agreement, the Cearnal Employment Agreement, the Pavliv Employment Agreement, and the Herman Employment Agreement, the “Employment Agreements”). The Employment Agreements were effective as of January 1, 2021.
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
Kazimi Employment Agreement
Pursuant to the Kazimi Employment Agreement, Mr. Kazimi will serve as the Company’s Chief Executive Officer and will receive a base salary of $610,132.
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
Cearnal Employment Agreement
Pursuant to the Cearnal Employment Agreement, Mr. Cearnal will serve as the Company’s Executive Vice President and Chief Commercial Officer and will receive a base salary of $336,500.
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
Pavliv Employment Agreement
Pursuant to the Pavliv Employment Agreement, Mr. Pavliv will serve as the Company’s Executive Vice President, Operations and Chief Development Officer and will receive a base salary of $437,500.
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

Herman Employment Agreement
Pursuant to the Herman Employment Agreement, Mr. Herman will serve as the Company’s Senior Vice President, National Accounts and Chief Compliance Officer and will receive a base salary of $270,000.
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
Bonner Employment Agreement
Pursuant to the Bonner Employment Agreement, Mr. Bonner will serve as the Company’s Senior Director, Finance and Accounting and Chief Financial Officer and will receive a base salary of $220,000.
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
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2021 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 12, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
1.Financial Statements
(2)    Financial Statement Schedule

Valuation and Qualifying Accounts	F-40
b. Exhibits

Exhibit Number	Description

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

4.11	Description of Cumberland Pharmaceutical's Common Stock

10.7†
Exclusive Distribution Agreement, effective as of July 1, 2010, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on August 13, 2010

10.7.1†
First Amendment to Exclusive Distribution Agreement, dated March 31, 2013, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on June 3, 2013

10.10†
License Agreement, dated May 28, 1999, by and between Vanderbilt University and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

10.11#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between Michael P. Bonner and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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

10.38#
Amendment Number 2 to the Amended and Restated 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.39#
Amendment Number 2 to the Amended and Restated 2007 Directors’ Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.40
Payment Protection Program Note dated April 20, 2020, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.41
Third Amendment to Revolving Credit Note and Fourth Amendment to Revolving Credit Loan Agreement, dated as of October 7, 2020, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 13, 2020

21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of BDO USA, LLP

23.2	Consent of BKD, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2021.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 12, 2021
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ Michael P. Bonner	Senior Director and CFO	March 12, 2021
Michael P. Bonner	(Principal Financial and Accounting Officer

/s/ Martin E. Cearnal	Director	March 12, 2021
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 12, 2021
Gordon R. Bernard

/s/ Jonathan I. Griggs	Director	March 12, 2021
Jonathan I. Griggs

/s/ James R. Jones	Director	March 12, 2021
James R. Jones

/s/ Joey A. Jacobs	Director	March 12, 2021
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 12, 2021
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 12, 2021
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 12, 2021
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
Cumberland Pharmaceuticals Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 12, 2021

/s/ Michael Bonner
Michael Bonner
Chief Financial Officer
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2020, and the related notes and schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Customer Allowances for Chargebacks, Discounts and Damaged Goods and Accruals for Rebates, Coupons, Product Returns and Certain Fees
As described in Note 2 to the consolidated financial statements, revenues from product sales are recorded net of estimated allowances for chargebacks, discounts and damaged goods and reflects sales related accruals for rebates, coupons, product returns and certain fees. These allowances and accruals are determined on a product-by-product basis, and are established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. Management reviews these allowances on an ongoing basis and adjusts them based on the most recent information available, including actual results since the end of the reporting period. As of December 31, 2020, consolidated allowances in accounts receivable for chargebacks, cash discounts and damaged goods were $1.0 million and consolidated estimated liability for rebates, coupons, product returns and certain fees were $4.1 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment as well as historical experience for estimated market activity. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels, pricing data and increases or decreases in sales.
The principal consideration for our determination that performing procedures relating to these allowances and accruals is a critical audit matter was the significant judgment by management to estimate the reserves due to the significant measurement uncertainty involved in developing the reserves. Management tracks the various types of allowances on several different schedules, each of which relates to different contracts agreed to with various customers or the interplay with government payors. Management exercises judgment in computing the amount of sales subject to the allowances and tracks the amount of allowances taken over time. All of this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions.
We identified the estimated sales allowances and accruals as a critical audit matter. The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying data used to estimate the accrual by agreeing the sales data used in the calculation to reports that were reconciled to the financial statements, reconciling the various allowance percentages to signed customer contracts, tracing the allowance amounts used by the various customers during the year to supporting documentation and comparing the estimated allowances from the end of 2019 to actual results that occurred during 2020;
•Testing the assumptions used by management in the computation of selected allowances to historical results for the related products and any recent changes in factors that could influence the future allowances to be claimed;
•Comparing actual allowances reported since December 31, 2020 to the estimated reserves and accruals recorded on the December 31, 2020 consolidated balance sheet;
•Testing the clerical accuracy of the individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the financial statements.

/s/ BKD, LLP
We have served as the Company's auditor since 2020.
Nashville, Tennessee
March 12, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
We served as the Company's auditor from 2017 to 2020.
Nashville, Tennessee
March 20, 2020, except for the effects of presenting discontinued operations as discussed in Note 20, as to which the date is December 10, 2020.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,753,796	$28,212,635
Accounts receivable, net	12,377,713	7,859,006
Inventories, net	10,638,157	8,871,254
Prepaid and other current assets	2,199,926	2,757,456
Current assets associated with discontinued operations	—	2,462,724
Total current assets	49,969,592	50,163,075
Non-current inventories	11,656,742	15,554,992
Property and equipment, net	574,169	747,796
Intangible assets, net	28,118,316	30,920,324
Goodwill	882,000	882,000
Deferred tax assets, net	—	21,802
Operating lease right-of-use assets	2,028,148	2,960,569
Other assets	3,234,338	3,298,725
Total assets	$96,463,305	$104,549,283

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,396,286	$9,993,578
Operating lease current liabilities	1,016,779	920,431
Other current liabilities	11,254,381	11,084,869
Current liabilities associated with discontinued operations	—	2,151,357
Total current liabilities	25,667,446	24,150,235
Revolving line of credit	15,000,000	18,500,000
Operating lease non-current liabilities	1,059,693	2,076,472
Other long-term liabilities	7,862,772	8,737,323
Total liabilities	49,589,911	53,464,030
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 14,988,429 and 15,263,555 shares issued and outstanding as of December 31, 2020 and 2019, respectively	49,121,523	49,914,478
Retained earnings (deficit)	(2,131,013)	1,208,395
Total shareholders’ equity	46,990,510	51,122,873
Noncontrolling interests	(117,116)	(37,620)
Total equity	46,873,394	51,085,253
Total liabilities and equity	$96,463,305	$104,549,283
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Revenues:
Net product revenue	$35,840,673	$32,407,845	$28,803,961
Other revenue	1,600,461	1,980,450	540,933
Net revenues	37,441,134	34,388,295	29,344,894
Costs and expenses:
Cost of products sold	8,653,020	7,421,316	6,016,822
Selling and marketing	14,765,465	15,277,740	14,004,933
Research and development	5,773,825	6,868,480	7,575,892
General and administrative	10,196,299	9,974,384	10,150,777
Amortization	4,434,120	4,134,557	2,769,466
Total costs and expenses	43,822,729	43,676,477	40,517,890
Operating income (loss)	(6,381,595)	(9,288,182)	(11,172,996)
Interest income	75,345	243,364	564,484
Interest expense	(263,627)	(246,186)	(195,848)
Income (loss) before income taxes	(6,569,877)	(9,291,004)	(10,804,360)
Income tax (expense) benefit	(55,902)	79,316	(16,636)
Net income (loss) from continuing operations	(6,625,779)	(9,211,688)	(10,820,996)
Discontinued operations net of tax	3,206,875	5,665,177	3,782,224
Net income (loss)	(3,418,904)	(3,546,511)	(7,038,772)
Net loss at subsidiary attributable to noncontrolling interests	79,496	8,752	75,704
Net income (loss) attributable to common shareholders	$(3,339,408)	$(3,537,759)	$(6,963,068)

Earnings (loss) per share attributable to common shareholders:
-Continuing operations-basic	$(0.43)	$(0.60)	$(0.69)
-Discontinued operations-basic	0.21	0.37	0.24
Basic	$(0.22)	$(0.23)	$(0.45)

-Continuing operations-diluted	$(0.43)	$(0.60)	$(0.69)
-Discontinued operations-diluted	0.21	0.37	0.24
Diluted	$(0.22)	$(0.23)	$(0.45)
Weighted-average common shares outstanding:
Basic	15,162,184	15,396,098	15,614,052
Diluted	15,162,184	15,396,098	15,614,052

See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,418,904)	$(3,546,511)	$(7,038,772)
Discontinued operations	3,206,875	5,665,177	3,782,224
Net income (loss) from continuing operations	(6,625,779)	(9,211,688)	(10,820,996)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	4,748,565	4,404,175	2,982,703
Deferred tax expense	21,802	65,408	81,886
Share-based compensation	1,046,516	1,485,898	1,364,698
Excess tax benefit derived from exercise of stock options	—	—	(81,886)
Decrease in non-cash contingent consideration	(1,160,202)	(804,167)	—
Write off of deferred offering costs	440,091	—	—
Increase in cash surrender value of life insurance policies over premiums paid	(154,611)	—	—
Noncash interest expense	47,636	47,525	99,883
Noncash investment gains	—	(26,315)	(168,440)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(4,518,707)	(1,399,012)	(47,288)
Inventories	2,131,347	1,106,175	528,153
Other current assets and other assets	1,210,489	(615,199)	676,750
Accounts payable and other current liabilities	6,569,002	3,221,780	4,153,287
Other long-term liabilities	(1,859,330)	(729,820)	(159,558)
Net cash provided by (used in) operating activities from continuing operations	1,896,819	(2,455,240)	(1,390,808)
Discontinued operations	3,518,242	5,511,596	4,503,545
Net cash provided by operating activities	5,415,061	3,056,356	3,112,737
Cash flows from investing activities:
Additions to property and equipment	(140,817)	(246,202)	(455,569)
Additions to intangible assets	(1,973,110)	(772,944)	(3,819,486)
Proceeds from surrender of life insurance policies	460,888	—	—
Increase in cash surrender value of life insurance policies	(104,750)	—	—
Cash paid for acquisition	—	(5,000,000)	(20,000,000)
Proceeds from sale of marketable securities	—	20,062,132	16,122,376
Purchases of marketable securities	—	(11,745,138)	(19,572,139)
Net cash provided by (used in) investing activities	(1,757,789)	2,297,848	(27,724,818)

	2020	2019	2018
Cash flows from financing activities:
Borrowings on line of credit	59,000,000	76,000,000	56,000,000
Payments on line of credit	(62,500,000)	(77,500,000)	(45,800,000)
Sales of shares of common stock, net of offering costs	—	—	200,909
Payments made in connection with repurchase of common shares	(1,851,526)	(3,494,921)	(2,879,426)
Cash settlement of contingent consideration	(819,180)	(1,033,108)	—
Repurchase of subsidiary shares from noncontrolling interest	(800,000)	—	—
Sale of subsidiary shares to noncontrolling interest	—	1,000,000	—
Payments of deferred equity offering costs	(135,405)	—	(383,310)
Payments of deferred financing costs	(10,000)	(52,500)	—
Net cash provided by (used in) financing activities	(7,116,111)	(5,080,529)	7,138,173
Net increase (decrease) in cash and cash equivalents	(3,458,839)	273,675	(17,473,908)
Cash and cash equivalents, beginning of year	28,212,635	27,938,960	45,412,868
Cash and cash equivalents, end of year	$24,753,796	$28,212,635	$27,938,960

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$215,991	$198,661	$95,965
Income taxes	(91,486)	16,694	15,441
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	$(340,997)	$(576,837)	$(539,467)
Noncash increase in liabilities related to other asset	200,000	—	—
Noncash increase in liabilities related to acquisition (see Note 3)	—	—	14,034,000
Recognition of operating lease assets and liabilities through adoption of ASC 842	—	3,629,320	—
Vesting of shares related to RediTrex approval	—	862,200	—
Repurchase of subsidiary shares from noncontrolling interests	—	(800,000)	—
Additions to intangible assets from final purchase price allocation	—	148,000	—

See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2020, 2019 and 2018

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings (deficit)	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2017	15,723,075	$52,410,941	$11,709,222	$(198,562)	$63,921,601
Net income (loss)	—	—	(6,963,068)	(75,704)	(7,038,772)
Share-based compensation	170,759	1,364,698	—	—	1,364,698
Proceeds from sale of common stock, net of offering costs	30,704	200,909	—	—	200,909
Repurchase of common shares	(443,041)	(2,877,935)	—	—	(2,877,935)
Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Net income (loss)	—	—	(3,537,759)	(8,752)	(3,546,511)
Repurchase of subsidiary shares to noncontrolling interest	—	(685,805)	—	(114,195)	(800,000)
Sale of subsidiary shares to noncontrolling interest	—	640,407	—	359,593	1,000,000
Vesting of common stock	180,000	862,200	—	—	862,200
Share-based compensation	225,536	1,485,898	—	—	1,485,898
Repurchase of common shares	(623,478)	(3,486,835)	—	—	(3,486,835)
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Net income (loss)	—	—	(3,339,408)	(79,496)	(3,418,904)
Share-based compensation	228,500	1,046,516	—	—	1,046,516
Repurchase of common shares	(503,626)	(1,839,471)	—	—	(1,839,471)
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital and field sales forces in the United States and is establishing a network of international partners to bring its medicines to patients in their countries.
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
The Company's ownership in CET is now 85%. As noted above, the ownership interests of CET includes WinHealth and Cumberland, while the remaining interest is owned by Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $79,496, $8,752 and $75,704 for the years ended December 31, 2020, 2019 and 2018, respectively.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. ("CPSC"). CPSC is the subsidiary that employs the Company's hospital and field sales force personnel.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns (2) the allowances for obsolescent or unmarketable inventory and (3) valuation of contingent consideration liability associated with business combinations.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $2.4 million, $1.5 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability and a revolving line of credit. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The revolving line of credit has a variable interest rate, which approximates the current market rate.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2020 and 2019, cash equivalents consist primarily of money market funds as well as trading securities with original maturities of less than ninety days.
Marketable Securities
The Company invests in marketable debt securities in order to maximize its return on cash. Marketable securities consist of short-term cash investments, U.S. Treasury notes and bonds, corporate bonds, and commercial paper. At the time of purchase, the Company classifies marketable securities as either trading securities or available-for-sale securities, depending on the intent at that time. As of December 31, 2020 and 2019, marketable securities were comprised solely of trading securities. Trading securities are carried at fair value with unrealized gains and losses recognized as a component of interest income in the consolidated statements of operations. At December 31, 2020 and December 31, 2019 , all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, including amounts related to chargebacks and cash discounts. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $1.0 million at December 31, 2020 and $0.8 million at December 31, 2019.
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
The Company continually evaluates inventories for potential losses due to expired, short-dated or slow-moving inventory by comparing sales history and sales projections to the inventory on hand. When evidence indicates the carrying value of a product may not be recoverable, a charge is recorded to reduce the inventory to its current net

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
realizable value. The Company classifies the Vibativ inventories and ifetroban inventories that it does not expect to sell within one year as non-current inventories.
Prepaid and Other Current Assets
Prepaid and other current assets consist of deferred offering costs, prepaid insurance premiums, prepaid consulting services, deposits and annual fees paid to the U.S. Food and Drug Administration ("FDA"). The Company expenses all prepaid and other current asset amounts as used or over the period of benefit primarily on a straight-line basis, as applicable.
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock.
The Company has recorded deferred offering costs for payments directly related to the current Shelf Registration on Form S-3 that was completed during December 2020 and declared effective in January 2021. These costs consist of legal and accounting fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration. The Company did not issue any shares under this ATM during the year ended December 31, 2020. During the year ended December 31, 2020, the Company has expensed $0.4 million in deferred offering costs associated with the Shelf Registration that was declared effective in January 2018.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company's goodwill was acquired in November 2018 with the Vibativ acquisition. As a result, the Vibativ component of the Company is the reporting unit evaluated for goodwill impairment. Cumberland determined the fair value of the reporting unit through current and future estimated revenue and profitability of the product. The Company recorded no impairment charges during 2020, 2019 and 2018.
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
Net Product Revenue
Revenues from product sales are recognized in the amount that reflects the consideration that we expect to receive for these goods. Depending upon the shipping terms of the transaction, the revenue is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation. This occurs upon either shipment of the product or arrival at its ship to destination. Payment terms typically range from 30 to 60 days from date of shipment. The Company’s net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, discounts and damaged goods, and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Sales Rebates and Discounts
The allowances against accounts receivable and accrued liabilities for chargebacks, discounts, service fees and expired product returns are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and returns of expired product.
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

	2020	2019	2018

Distribution costs	$890,686	$613,637	$457,814

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2020	2019	2018

Advertising costs	$2,379,424	$2,594,630	$2,005,113

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Collaborative Agreements
The Cumberland is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through Federal Small Business Administration (SBIR/STTR) and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment discussed in Note 3 do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the condensed consolidated statements of operations.
Discontinued Operations
As discussed further in Note 20, during May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol® and Totect® in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from the products meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been reclassified in the financial statements and footnotes for all periods presented to reflect the discontinued status of these products. Refer to Note 20, for additional information.
Recent Accounting Guidance
Recent Adopted Accounting Pronouncements
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
(3)    RediTrex® and Vibativ®
RediTrex
In November 2016, the Company announced an agreement with the Nordic Group B.V. ("Nordic") to acquire the exclusive U.S. rights to Nordic’s injectable methotrexate product line designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectible product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment was paid in July 2020 and was recorded as an other current liability at December 31, 2019. During December 2020 Cumberland launched RediTrex and the launch also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment will be paid during 2021 and was recorded as an other current liability at December 31, 2020.
Cumberland has approximately $2.8 million in net intangible assets related to RediTrex at December 31, 2020.
During 2020, Cumberland recognized $0.5 million of other revenue in its condensed consolidated statement of operations for a collaborative payment due from Nordic. The payment was received during July 2020.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
The following table presents the changes in the Company's Level 3 contingent consideration liability that is remeasured at fair value on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to the seller quarterly.

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	$9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(1,033,108)
Change in fair value of contingent consideration included in operating expenses	(804,167)
Contingent consideration earned and accrued in operating expenses	820,864
Balance at December 31, 2019	$8,633,589
Cash payment of royalty during the period	(819,180)
Change in fair value of contingent consideration included in operating expenses	(1,160,202)
Contingent consideration earned and accrued in operating expenses	1,546,346
Balance at December 31, 2020	$8,200,553

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The following table summarizes the allocation of the fair values of the assets acquired as of the acquisition date for Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	$11,750,000
Goodwill	882,000
Total intangibles and goodwill	12,632,000
Total assets acquired	$34,182,000
The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $3.3 million and the non-current portion is $4.9 million, as of December 31, 2020.
(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2020	2019	2018
Products:
Kristalose	$15,567,562	$12,895,120	$12,055,625
Vibativ	10,870,990	8,691,550	5,075,057
Caldolor	5,336,943	5,222,282	5,001,997
Acetadote	1,874,206	3,824,449	4,284,111
Omeclamox-Pak	257,088	837,829	623,297
Vaprisol	1,077,227	936,615	1,763,874
RediTrex	856,657	—	—
Total net product revenues	$35,840,673	$32,407,845	$28,803,961

Other Revenues
During 2019, Cumberland executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. In conjunction with these new arrangements, the Company terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co ("Gloria Pharmaceuticals") for the two brands. In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. As a result of these agreements, Cumberland recognized approximately $0.3 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during 2019. There were no payments received in 2020.

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
The international agreements provide for $1.0 million in non-refundable up-front payments, milestone payments of up to $2.2 million related to regulatory approvals and up to $4.8 million in payments related to product sales. From 2012 through December 31, 2020, the Company has recognized a cumulative $1.2 million in upfront payments as other revenue and has recognized $0.1 million in revenue related to the milestone payments associated with these international agreements.
Other revenues during 2020, 2019 and 2018 also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.8 million, $1.3 million, and $0.1 million for the years ending December 31, 2020, 2019 and 2018, respectively.
(5)    Inventories
The Company's net inventories consisted of the following as of December 31:

	2020	2019

Raw materials and work in process	$16,223,162	$19,345,723
Consigned inventory	128,005	416,468
Finished goods, net of reserve	5,943,732	4,664,055
Total inventories	22,294,899	24,426,246
less non-current inventories	(11,656,742)	(15,554,992)
Total inventories classified as current	$10,638,157	$8,871,254
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At December 31, 2020 and 2019 the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.2 million and $0.1 million, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2020 and 2019. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were classified as non-current inventories. At December 31, 2020, the Vibativ non-current inventory was $11.2 million and $15.3 million at December 31, 2019. The Company had Vibativ finished goods included in the non-current inventories at December 31, 2020 of $2.1 million and we did not have any Vibativ finished goods included at December 31, 2019. At December 31, 2020 and December 31, 2019, Cumberland had $0.4 million and $0.3 million, respectively, in non-current inventory for API related to its ifetroban clinical initiatives.
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2020	2019

Computer equipment	3 – 5 years	$1,275,703	$1,260,630
Office equipment	3 – 15 years	806,906	878,350
Furniture and fixtures	5 – 15 years	638,903	646,505
Leasehold improvements	3 – 15 years, or remaining lease term	1,409,744	1,356,640
Total property and equipment, gross		4,131,256	4,142,125
Less: accumulated depreciation and amortization		(3,557,087)	(3,394,329)
Total property and equipment, net		$574,169	$747,796
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2020	2019	2018

Depreciation expense	$314,444	$269,619	$213,237

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31:

	2020	2019

Product and license rights	$38,543,542	$37,400,742
Less: accumulated amortization	(14,709,824)	(11,499,141)
Total product and license rights	23,833,718	25,901,601
Patents	10,306,922	9,882,511
Less: accumulated amortization	(6,312,460)	(5,127,878)
Total patents	3,994,462	4,754,633
Trademarks	338,011	273,110
Less: accumulated amortization	(47,875)	(9,020)
Total trademarks	290,136	264,090
Total intangible assets	$28,118,316	$30,920,324

Goodwill	$882,000	$882,000

Product and license rights include assets associated with the Company's acquired products, including those discussed in Note 3, RediTrex and Vibativ. In November 2016, the Company acquired the U.S. rights to Nordic Group B.V.’s injectable methotrexate product line as an asset purchase. The agreement requires the Company to provide unvested restricted shares of Cumberland common stock and make a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. The payments are being treated as consideration for the assets acquired and are being capitalized and amortized over the expected useful life of the acquired asset. To date, the intangible assets related to the product include the $100,000 deposit paid at closing, the 180,000 restricted shares valued at $0.9 million that vested upon the November 2019 FDA approval, the additional $1.0 million paid to Nordic during 2020 based on the 2019 FDA approval and the $1.0 million owed to Nordic based on the 2020 product launch.
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
During 2020 and 2019, the Company recorded an additional $0.5 million and $0.7 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2020	2019	2018

Amortization expense	$4,434,120	$4,134,557	$2,769,466

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2021	$4,338,247
2022	3,691,293
2023	3,629,001
2024	3,629,001
2025 and thereafter	12,830,774
$28,118,316

(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

Other current liabilities	2020	2019

Rebates, product returns, administrative fees and service fees	$4,072,151	$4,593,167
Employee wages and benefits	998,064	1,295,905
Current portion of accrued contingent consideration	2,787,741	2,374,776
Accrued inventory purchases	294,000	829,047
Accrued payment for asset purchase	—	1,000,000
Paycheck Protection Program liability	2,187,140	—
Other	915,285	991,974
Total other current liabilities	$11,254,381	$11,084,869

Other long-term liabilities	2020	2019

Non-current portion of accrued contingent consideration	$4,855,363	$6,258,813
Deferred compensation	2,702,772	2,278,164
Other	304,637	200,346
Total other long-term liabilities	$7,862,772	$8,737,323

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
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Pinnacle Agreement, which extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company was in compliance with the Tangible Capital Ratio financial covenant as of December 31, 2020.
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
The Company had $15.0 million in borrowings under the Pinnacle Agreement at December 31, 2020 and $18.5 million at December 31, 2019.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90% (representing an interest rate of 3.65% at December 31, 2020). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly.
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
The PPP is administered by the U.S. Small Business Administration ("SBA"). The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding the Company has used the loan amount for such qualifying expenses. Cumberland has elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. The permitted analogous use of IAS 20 outlines a model for the accounting for government assistance, including forgivable loans. As a result, the Company has recorded the $2,187,140 as a deferred income liability, which is included as a component of other current liabilities on the consolidated balance sheet. The Company intends to apply IAS 20 to the PPP loan forgiveness and has presented the amounts expected to be forgiven as deferred income. The Company will account for the anticipated forgiveness of the PPP loan under IAS 20 when the Company believes that the forgiveness is reasonably assured.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2020 and 2019, there was no preferred stock outstanding.
(c)    Common Stock
During 2020, 2019 and 2018, the Company issued 228,500 shares, 225,536 shares and 170,759 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. There were no option exercise transactions during 2020, 2019 and 2018.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under this ATM during the year ended December 31, 2020 or 2019. The Company issued 30,704 shares for proceeds of 0.2 million during the year end December 31, 2018.
(d)    Warrants
In connection with the amendment to the debt agreements in 2009, the Company issued warrants to purchase up to 7,500 shares of common stock at $17.00 per share that expired in July 2019. As of December 31, 2020, there were no outstanding warrants.
(e)    Share Repurchases

The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Act. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 503,626 shares, 623,478 shares and 443,041 shares of common stock for approximately $1.8 million, $3.5 million, and $2.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. There remains $6.2 million available under the current repurchase program available for share repurchases at December 31, 2020.
(f)    Cumberland Emerging Technologies
In April 2019, Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary, entered into an agreement whereby Hongkong WinHealth Pharma Group Ltd. ("WinHealth") made a $1 million investment in CET through the purchase of shares of its common stock. As part of the agreement, WinHealth obtained the rights to name an individual for appointment to the CET Board of Directors as well as the first opportunity to license CET products for the Chinese market. In connection with WinHealth's investment in CET, during 2019, Cumberland also made an additional $1 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals returned its shares in CET in exchange for consideration of $0.8 million that was funded during 2020. After the additional investment, the Company’s ownership in CET is 85%. As CET is a consolidated subsidiary, the Company reports the operating results of CET and allocates the noncontrolling interests to the non-majority partners.
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
In 2018, Cumberland provided a grant of 50,000 shares of the Company's common stock to the Foundation. The shares will address the ongoing financial needs of the organization, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future. The Foundation maintains separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
historic level of contributions made by Cumberland Pharmaceuticals. During 2019, Cumberland Pharmaceuticals committed approximately $50,000 in cash contributions that were paid to the Foundation during 2020.
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
(11)    Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2020	2019	2018

Numerator:
Net income (loss) from continuing operations	$(6,625,779)	$(9,211,688)	$(10,820,996)
Discontinued operations	3,206,875	5,665,177	3,782,224
Net income (loss)	(3,418,904)	(3,546,511)	(7,038,772)
Net loss at subsidiary attributable to noncontrolling interests	79,496	8,752	75,704
Net income (loss) attributable to common shareholders	$(3,339,408)	$(3,537,759)	$(6,963,068)
Denominator:
Weighted-average shares outstanding – basic	15,162,184	15,396,098	15,614,052
Dilutive effect of restricted stock and stock options	—	—	—
Weighted-average shares outstanding – diluted	15,162,184	15,396,098	15,614,052
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2020	2019	2018

Anti-dilutive shares and options	197,610	4,000	41,650

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2020	2019

Deferred Tax Assets
Net operating loss and tax credits	$16,961,650	$16,964,685
Property and equipment and intangibles	227,056	227,072
Allowance for accounts receivable	249,483	257,564
Reserve for expired product	438,235	469,466
Inventory	100,362	35,227
Deferred charges	952,711	845,765
Cumulative compensation costs incurred on deductible equity awards	928,638	1,047,149
Total deferred tax assets	19,858,135	19,846,928

Deferred Tax Liabilities
Intangible assets	(662,014)	(1,313,965)
Net deferred tax assets, before valuation allowance	19,196,121	18,532,963
Less: deferred tax asset valuation allowance	(19,196,121)	(18,511,161)
Net deferred tax assets	$—	$21,802
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2020:

Years of expiration	Federal	State

2021	$—	$4,342,464
2022 - 2029	—	45,045,442
2030	44,153,819	458,802
2031 - 2039	7,534,351	9,829,212
Indefinite Period	4,796,324	263,861
Total federal and state net operating loss carryforwards	$56,484,494	$59,939,781

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit includes the following components for the years ended December 31:

	2020	2019	2018

Current:
Federal	$21,802	$65,408	$—
State and other	(55,902)	79,316	(16,636)
Total current income tax (expense) benefit	(34,100)	144,724	(16,636)

Deferred:
Federal	(21,802)	(65,408)	—
State	—	—	—
Total deferred income tax (expense) benefit	(21,802)	(65,408)	—
Total income tax (expense) benefit	$(55,902)	$79,316	$(16,636)

The Company’s effective income tax rate for 2020, 2019 and 2018 reconciles with the federal statutory tax rate as follows:

	2020	2019	2018

Federal tax expense at statutory rate	21%	21%	21%
State income tax expense (net of federal income tax benefit)	4%	4%	4%
Permanent differences associated with general business credits	6%	7%	1%
Change in valuation allowance	(23)%	(31)%	(25)%
Other permanent differences	(7)%	1%	(1)%
Other	(3)%	—%	—%
Net income tax expense	(2)%	2%	—%

The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets, with the exception of one noted below, are fully offset with a valuation allowance as of the periods ended December 31, 2020, December 31, 2019, and December 31, 2018.
The only deferred tax asset not offset with a valuation allowance as of the periods ended December 31, 2019 and December 31, 2018 was the Company’s AMT Credit Carryforward, which became refundable under the Tax Cuts and Jobs Act passed in 2017. The Company received the balance of the refund related to this credit during the period ended December 31, 2020, and as such, the deferred tax asset has been realized and all remaining deferred tax assets are fully offset with a valuation allowance as of December 31, 2020.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
As of December 31, 2020, the Company has general business credit carryforwards of $1.7 million. These credit carryforwards will expire in years 2021 through 2041.

Years of expiration	Federal
2021	$173,475
2022-2029	622,276
2030-2039	836,129
2040	97,244
Total federal and state credit carryforwards	$1,729,124

The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
The Company is no longer subject to U.S. federal tax examinations for tax years before 2017, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2017. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2017 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. The Company has no unrecognized tax benefits in 2020, 2019 and 2018.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

	2020	2019	2018

Share-based compensation - employees	$1,050,179	$1,481,016	$1,244,606
Share-based compensation - nonemployees	(3,663)	4,882	120,092
Total share-based compensation	$1,046,516	$1,485,898	$1,364,698

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
At December 31, 2020, there was approximately $1.7 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.28 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock awards.
Stock Options
Stock option activity for 2020 and 2019 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value

Outstanding, December 31, 2018	5,800	$13.00	0.9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(5,800)	13.00
Outstanding, December 31, 2019	—	—	—	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding, December 31, 2020	—	—	—	—
Exercisable at December 31, 2020	—	$—	—	$—
The Company did not grant any stock options and there were no options exercised during 2020, 2019 and 2018. As such, there was no intrinsic value of options or weighted-average fair value of options exercised for the periods.
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2018	833,741	$6.09
Shares granted	229,669	5.95
Shares vested	(225,536)	6.71
Shares forfeited	(22,925)	6.20
Nonvested, December 31, 2019	814,949	5.88
Shares granted	231,091	3.56
Shares vested	(228,500)	4.62
Shares forfeited	(38,125)	5.87
Nonvested, December 31, 2020	779,415	$5.56
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2020, 2019 and 2018, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheet, was $2.7 million and $2.3 million as of December 31, 2020 and 2019, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.9 million and $3.1 million as of December 31, 2020 and 2019, respectively.
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
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income as follows for the years ended December 31:

	2020	2019	2018

Rent expense	$1,166,411	$1,246,143	$1,136,610

Sublease income	$680,627	$688,020	$662,358

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term is 2.0 years and the weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%.
Lease Position
At December 31, 2020 and 2019, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$2,028,148	$2,960,569

Lease Liabilities	December 31, 2020	December 31, 2019
Operating lease current liabilities	$1,016,779	$920,431
Operating lease non-current liabilities	1,059,693	2,076,472
Total	$2,076,472	$2,996,903

Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.4 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2020	Operating Leases
2021	$1,144,889
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	2,256,680
Less: Interest	(180,208)
Present value of lease liabilities	$2,076,472

(16)    Fair Value of Financial Instruments
The Company owns marketable securities that had a maturity date of less than ninety days and are classified as cash and cash equivalents at December 31, 2020 and December 31, 2019. There were no transfers of assets between levels within the fair value hierarchy. The following table summarizes the fair value of these marketable securities by level within the fair value hierarchy:

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total

Commercial Paper	—	—	—	—	$2,119,607	$2,119,607
Total fair value of marketable securities	$—	$—	$—	$—	$2,119,607	$2,119,607
The fair values of all other financial instruments outstanding as of December 31, 2020 and 2019 approximate their carrying values. There were no changes to the valuation techniques for the Level 2 marketable securities during 2020 or 2019.
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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2020	2019	2018

Customer 1	25%	31%	28%
Customer 2	25%	28%	25%
Customer 3	21%	17%	26%
*: less than 10% of total
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 60% and 59% at December 31, 2020 and 2019, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Early in 2019, Cumberland announced a strategic review the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, Cumberland felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect (“the Products”) in the United States to Clinigen. This Dissolution Agreement originally targeted a transition from the Company's arrangements with Clinigen effective September 30, 2019, but was then amended to change the transition date to December 31, 2019. Under the terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either the Products or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland is receiving $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first four quarterly installments totaling $3.0 million during the year ended December 31, 2020.
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
The Products provided revenue, incurred direct expenses and resulted in discontinued operations income during the periods presented. The following amounts have been separated from continuing operations, as discontinued operations, for all periods presented. The direct expenses separated for discontinued operations do not reflect the direct selling and marketing costs attributable to the individuals at Cumberland responsible for promotion of the Products. Subsequent to the transaction date, those sales and marketing individuals who supported the Products shifted their efforts from the Products and continue to support other Cumberland brands.

	2020	2019	2018

Revenues	$3,206,875	$13,145,344	$11,396,871
Costs of products sold	—	1,330,704	1,361,273
Selling, Marketing and other	—	6,149,463	6,253,374
Income from discontinued operations	$3,206,875	$5,665,177	$3,782,224
The December 31, 2019 current assets associated with discontinued operations included $0.5 million in the remaining inventory for the Products sold and returned to Clinigen as part of the transaction. Except for the Products' inventory as of December 31, 2019, no other operating assets and no liabilities were transferred to Clinigen, as such the accounts receivable and accounts payable associated with discontinued operations were not sold or disposed of as part of the Dissolution Agreement. The following assets and liabilities have been presented as assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2020	2019

Accounts receivable	$—	$1,922,457
Inventory	—	540,267
Current assets associated with discontinued operations	$—	$2,462,724

	2020	2019

Accounts payable	$—	$1,918,868
Other current liabilities	—	232,489
Current liabilities associated with discontinued operations	$—	$2,151,357

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
Since 2012, Cumberland has continued to vigorously defend and protect its Acetadote product and related intellectual property rights including the use of all its legal options.
The Company is a party to various other legal proceedings in the ordinary course of its business. In the opinion of management, the liability associated with these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(22)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2020:
Net revenues	$8,330,734	$9,598,177	$9,250,689	$10,261,534	$37,441,134
Operating income (loss)	(1,846,001)	(1,580,962)	(1,208,686)	(1,745,946)	(6,381,595)
Net income (loss) from continuing operations	(1,883,418)	(1,679,211)	(1,275,620)	(1,787,530)	(6,625,779)
Net income (loss) from discontinued operations	818,273	738,622	777,916	872,064	3,206,875
Net income (loss) attributable to common shareholders	(1,055,620)	(918,275)	(481,737)	(883,776)	(3,339,408)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.12)	$(0.11)	$(0.08)	$(0.12)	$(0.43)
Discontinued operations - basic	0.05	0.05	0.05	0.06	0.21
Basic	$(0.07)	$(0.06)	$(0.03)	$(0.06)	$(0.22)

Continuing operations - diluted	$(0.12)	$(0.11)	$(0.08)	$(0.12)	$(0.43)
Discontinued operations - diluted	0.05	0.05	0.05	0.06	0.21
Diluted	$(0.07)	$(0.06)	$(0.03)	$(0.06)	$(0.22)

2019:
Net revenues	$8,729,860	$9,417,443	$6,935,439	$9,305,553	$34,388,295
Operating income (loss)	(1,323,932)	(1,373,424)	(3,196,436)	(3,394,390)	(9,288,182)
Net income (loss) from continuing operations	(1,187,553)	(1,338,521)	(3,316,286)	(3,369,329)	(9,211,688)
Net income (loss) from discontinued operations	1,147,136	771,709	1,349,351	2,396,981	5,665,177
Net income (loss) attributable to common shareholders	(73,878)	(549,507)	(1,953,668)	(960,706)	(3,537,759)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.08)	$(0.09)	$(0.22)	$(0.22)	$(0.60)
Discontinued operations - basic	0.08	0.05	0.09	0.16	0.37
Basic	$—	$(0.04)	$(0.13)	$(0.06)	$(0.23)

Continuing operations - diluted	$(0.08)	$(0.09)	$(0.22)	$(0.22)	$(0.60)
Discontinued operations - diluted	0.08	0.05	0.09	0.16	0.37
Diluted	$—	$(0.04)	$(0.13)	$(0.06)	$(0.23)

(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2020, 2019 and 2018

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2018	$326,697	$4,610,899	$—	$(4,133,176)	(1)	$804,420
2019	804,420	5,915,066	—	(5,927,435)	(1)	792,051
2020	792,051	4,940,313	—	(4,747,687)	(1)	984,677

Valuation allowance for deferred tax assets:
For the years ended December 31:
2018	$15,632,235	$1,749,817	$—	$—		$17,382,052
2019	17,382,052	1,129,109	—	—		18,511,161
2020	18,511,161	684,960	—	—		19,196,121

(1) Composed of actual returns and credits for chargebacks and cash discounts.