Form 10-Q
period 2021-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2021-05-14
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,050,025 shares of common stock as of May 10, 2021.
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Name of exchange on which registered
Common stock, no par value	CPIX	Nasdaq Global Select Market

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,922,925	$24,753,796
Accounts receivable, net	12,549,297	12,377,713
Inventories	10,010,763	10,638,157
Prepaid and other current assets	1,900,032	2,199,926
Total current assets	49,383,017	49,969,592
Non-current inventories	10,415,786	11,656,742
Property and equipment, net	534,933	574,169
Intangible assets, net	27,024,544	28,118,316
Goodwill	882,000	882,000
Operating lease right-of-use assets	1,784,142	2,028,148
Other assets	3,323,603	3,234,338
Total assets	$93,348,025	$96,463,305
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,466,281	$13,396,286
Operating lease current liabilities	1,042,074	1,016,779
Other current liabilities	11,339,215	11,254,381
Total current liabilities	22,847,570	25,667,446
Revolving line of credit	15,000,000	15,000,000
Operating lease noncurrent liabilities	789,200	1,059,693
Other long-term liabilities	7,833,328	7,862,772
Total liabilities	46,470,098	49,589,911
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 15,084,464 and 14,988,429 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	48,981,395	49,121,523
Retained earnings (deficit)	(1,964,185)	(2,131,013)
Total shareholders’ equity	47,017,210	46,990,510
Noncontrolling interests	(139,283)	(117,116)
Total equity	46,877,927	46,873,394
Total liabilities and equity	$93,348,025	$96,463,305
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2021	2020
Net revenues	$10,537,159	$8,330,734
Costs and expenses:
Cost of products sold	2,417,329	1,634,181
Selling and marketing	3,787,340	3,707,676
Research and development	1,257,367	1,722,555
General and administrative	2,230,509	2,036,284
Amortization	1,168,914	1,076,039
Total costs and expenses	10,861,459	10,176,735
Operating income (loss)	(324,300)	(1,846,001)
Interest income	5,426	29,888
Interest expense	(24,417)	(33,065)
Income (loss) from continuing operations before income taxes	(343,291)	(1,849,178)
Income tax (expense) benefit	(7,458)	(34,240)
Net income (loss) from continuing operations	(350,749)	(1,883,418)
Discontinued operations	495,410	818,273
Net income (loss)	144,661	(1,065,145)
Net (income) loss at subsidiary attributable to noncontrolling interests	22,167	9,525
Net income (loss) attributable to common shareholders	$166,828	$(1,055,620)
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.02)	$(0.12)
- Discontinued operations - basic	0.03	0.05
	$0.01	$(0.07)

- Continuing operations - diluted	$(0.02)	$(0.12)
- Discontinued operations - diluted	0.03	0.05
	$0.01	$(0.07)
Weighted-average shares outstanding
- basic	14,974,663	15,240,614
- diluted	15,244,146	15,578,309

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$144,661	$(1,065,145)
Discontinued operations	495,410	818,273
Net income (loss) from continuing operations	(350,749)	(1,883,418)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,227,607	1,152,062
Share-based compensation	162,960	264,574
Decrease in non-cash contingent consideration	(280,020)	(543,006)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(76,300)	548,261
Noncash interest expense	13,833	11,333
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(171,584)	2,014,438
Inventories	1,868,350	706,102
Other current assets and other assets	507,102	545,256
Accounts payable and other current liabilities	(1,311,123)	(2,394,824)
Other long-term liabilities	(299,937)	(865,109)
Net cash provided by (used in) operating activities from continuing operations	1,290,139	(444,331)
Discontinued operations	495,410	1,332,870
Net cash provided by operating activities	1,785,549	888,539
Cash flows from investing activities:
Additions to property and equipment	(19,458)	(22,726)
Note receivable investment funding	(200,000)	—
Additions to intangible assets	(98,883)	(548,435)
Net cash used in investing activities	(318,341)	(571,161)
Cash flows from financing activities:
Borrowings on line of credit	15,000,000	18,500,000
Repayments on line of credit	(15,000,000)	(18,500,000)
Cash payment of contingent consideration	(995,277)	(260,735)
Repurchase of subsidiary shares from noncontrolling interest	—	(800,000)
Repurchase of common shares	(302,802)	(442,544)
Net cash used in financing activities	(1,298,079)	(1,503,279)
Net increase (decrease) in cash and cash equivalents	169,129	(1,185,901)
Cash and cash equivalents at beginning of period	$24,753,796	$28,212,635
Cash and cash equivalents at end of period	$24,922,925	$27,026,734
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Share-based compensation	219,850	264,574	—	—	264,574
Repurchase of common shares	(164,866)	(441,624)	—	—	(441,624)
Net loss	—	—	(1,055,620)	(9,525)	(1,065,145)
Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2020, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Discontinued Operations
As discussed further in Note 9, during May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol® and Totect® in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from Ethyol and Totect meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been presented in the financial statements and footnotes to reflect the discontinued status of Ethyol and Totect. Refer to Note 9, for additional information.
Revision of prior period condensed consolidated statement of cash flows presentation
The Company has made a revision to prior period amounts to conform to the current year presentation of the cash surrender value of life insurance policies over premiums paid on the condensed consolidated statement of cash flows. The revised amounts were previously included as net changes in assets affecting operating activities. These revisions have no net effect on the reported net cash provided by operating activities nor any impact on the reported operating results or balance sheet for the 2020 period presented.
COVID-19 Pandemic
In March 2020, the U.S. declared a health care emergency following the outbreak of the SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness.
Cumberland has remained open for business, as the Company is considered to be essential by the United States Department of Homeland Security. The Company has implemented measures to address the impact of the novel coronavirus on the business and taken appropriate action to protect its employees, secure the supply chain, and support the patients who can benefit from its medicines. All of the Company's employees have been given the opportunity to work remotely, and those that wish to work from Cumberland's office and laboratories are encouraged to practice the behaviors outlined by the Centers for Disease Control.

Throughout the pandemic, Cumberland has faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted as less patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, we carefully monitored our supply chain during the pandemic including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance.
Cumberland relies on third-party organizations around the world to supply components, manufacture and distribute its products. The Company is aware that it may experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic. The Company continues to monitor the COVID-19 pandemic situation both in the U.S. and internationally in order to maintain its employees’ safety and well-being, while also keeping its business operating. Given the uncertainty, magnitude and impact of such changes, the Company is unable to quantify the impact on the future results as of the date of this filing.
Recent Accounting Guidance
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the ASU’s provisions as a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.
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
Accounting Policies:
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory and (3) valuation of a contingent consideration liability associated with a business combination.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$(350,749)	$(1,883,418)
Discontinued operations	495,410	818,273
Net income (loss)	144,661	(1,065,145)
Net (income) loss at subsidiary attributable to noncontrolling interest	22,167	9,525
Net income (loss) attributable to common shareholders	$166,828	$(1,055,620)
Denominator:
Weighted-average shares outstanding – basic	14,974,663	15,240,614
Dilutive effect of other securities	269,483	337,695
Weighted-average shares outstanding – diluted	15,244,146	15,578,309

As of March 31, 2021 and 2020, restricted stock awards and options to purchase 215,600 and 431,226 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Products:
Kristalose	$2,994,378	$3,311,696
Vibativ	5,052,243	2,425,755
Caldolor	1,539,496	1,096,291
Acetadote	117,191	713,899
Omeclamox-Pak	(450,263)	114,770
Vaprisol	1,134,264	208,763
RediTrex	(32,252)	—
Other revenue	182,102	459,560
Total net revenues	$10,537,159	$8,330,734

The Omeclamox-Pak revenue for the first quarter of 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. The Company is awaiting resumption of their operations. Net revenue for the first quarter of 2021 was also negatively impacted by product returns during the period.

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
Other revenues also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
(4) INVENTORIES
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2021 and December 31, 2020, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.1 million and $0.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at March 31, 2021 and December 31, 2020. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. At March 31, 2021 and December 31, 2020, total non-current inventory, including Vibativ and ifetroban, was $10.4 million and $11.7 million, respectively. The Company had $0.8 million and $2.1 million of Vibativ finished goods included in non-current inventory at March 31, 2021 and December 31, 2020. The Company also has obtained $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020 the Company's net inventories consisted of the following:

	March 31, 2021	December 31, 2020

Raw materials and work in process	$14,763,418	$16,223,162
Consigned inventory	166,052	128,005
Finished goods	5,497,079	5,943,732
Total inventories	20,426,549	22,294,899
less non-current inventories	(10,415,786)	(11,656,742)
Total inventories classified as current	$10,010,763	$10,638,157

(5) LEASES
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
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at March 31, 2021 is 1.7 years.
Lease Position
At March 31, 2021 and December 31, 2020 , the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$1,784,142	$2,028,148

Lease Liabilities	March 31, 2021	December 31, 2020
Operating lease current liabilities	$1,042,074	$1,016,779

Operating lease noncurrent liabilities	789,200	1,059,693
Total	$1,831,274	$2,076,472
Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.3 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2021	Operating Leases
2021	$862,682
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	1,974,473
Less: Interest	(143,199)
Present value of lease liabilities	$1,831,274
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2021	2020

Rent expense	$227,395	$221,201

Sublease income	$178,029	$169,631

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2021 and March 31, 2020, the Company repurchased 91,724 shares and 164,866 shares, respectively, of common stock for approximately $0.3 million and $0.4 million, respectively.
Share purchases and sales
During the Company's March 2021 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company does not currently have an ATM feature in place. Cumberland plans to continue to evaluate the market for its common shares, and if favorable, will further evaluate whether or not to enter into an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the three months ended March 31, 2021 or March 31, 2020.
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2021 and March 31, 2020, the Company issued 35,850 shares and 229,141 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2021, the Company also issued 172,350 incentive stock options to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in March 2031. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations.
Debt Agreement
On October 7, 2020, the Company entered into a Third Amendment to the Revolving Credit Note and Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement with Pinnacle Bank (the “Pinnacle Agreement”). The original Pinnacle Agreement was dated July 2017. The Fourth Amendment provides for a principal available for borrowing of up to $15 million and Cumberland has the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million. The Fourth Amendment extended the maturity date of the Pinnacle Agreement through October 1, 2022.
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Pinnacle Agreement, which extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company was in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company had $15.0 million in borrowings outstanding under its revolving credit facility.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at March 31, 2021. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly.
Borrowings under the line of credit are collateralized by substantially all of our assets.
Paycheck Protection Program Loan
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration ("SBA"). The loan matures April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding the Company used the loan amount for such qualifying expenses. Cumberland has elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. The permitted analogous use of IAS 20 outlines a model for the accounting for government assistance, including forgivable loans. As a result, the Company has recorded the $2,187,140 as a deferred income liability, which is included as a component of other current liabilities on the condensed consolidated balance sheet. The Company intends to apply IAS 20 to the PPP loan forgiveness and has presented the amounts expected to be forgiven as deferred income. The Company will account for the anticipated forgiveness of the PPP loan under IAS 20 when the Company believes that the forgiveness is reasonably assured.
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
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provides for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of a $0.2 million convertible note, which was funded during the three months ended March 31, 2021. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license intellectual property from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies.
(7) INCOME TAXES
As of March 31, 2021, the Company has approximately $56.3 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
(8) COLLABORATIVE AGREEMENTS
Cumberland is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through Federal Small Business Administration (SBIR/STTR) and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment received related to RediTrex, do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the condensed consolidated statements of operations.
(9) ADDITIONS AND RETURN OF PRODUCT RIGHTS
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20.0 million at the closing of the transaction and a $5.0 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% on future net sales of the product. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2020	$8,200,552
Cash payment of royalty during the period	(995,277)
Change in fair value of contingent consideration included in operating expenses	(280,020)
Contingent consideration earned and accrued in operating expenses	410,790
Balance at March 31, 2021	$7,336,045

The contingent consideration liability of $7.3 million was classified as other current liabilities of $2.7 million and other long-term liabilities of $4.6 million on the condensed consolidated balance sheet as of March 31, 2021.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland launched RediTrex and the launch also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment will be paid during 2021 and was recorded as an other current liability at December 31, 2020.
Cumberland has approximately $2.8 million in net intangible assets related to RediTrex at March 31, 2021.

Ethyol and Totect
In 2016, Cumberland entered into an agreement with Clinigen for the rights and responsibilities associated with the commercialization of Ethyol in the United States. In 2017, the Company entered into another agreement with Clinigen for the rights and responsibilities associated with the commercialization of Totect in the United States.
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either Ethyol or Totect or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland is receiving $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first four quarterly installments totaling $3.0 million during 2020 and the fifth installment of $0.5 million during the three months ended March 31, 2021 as discontinued operations. The Company will record the remaining quarterly installments during the balance of 2021.
The exit from Ethyol and Totect meets the accounting criteria to be reported as discontinued operations. December 31, 2019, as the transition date, was the final day Cumberland was responsible for the products. Cumberland was responsible for the products through December 31, 2019 and beginning on January 1, 2020, the products' rights transitioned back to Clinigen. As a result, January 1, 2020, was the first day of discontinued operations for the Ethyol and Totect products.
The dissolution payments from Clinigen are reflected as revenue from discontinued operations. The Company does not incur expenses associated with these payments from Clinigen.

	2021	2020

Revenues	$495,410	$818,273
Costs of products sold	—	—
Selling, Marketing and other	—	—
Income from discontinued operations	$495,410	$818,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and impacts on our business as well as national and international markets and economies resulting from the COVID-19 pandemic. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
Growth Strategy
Cumberland's growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently feature seven FDA products approved for sale in the United States. Through our international partners, we are working to bring our medicines to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new presentations, and our support for select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.

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
Leverage our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance the opportunity for our brands. Our co-promotion partnership with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc. has allowed us to expand the support for Kristalose across the United States.
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

RECENT DEVELOPMENTS
COVID-19 Pandemic
In March 2020, the U.S. declared a health care emergency following the outbreak of the SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company managed through the COVID-19 pandemic during 2020, continuing to operate our business - keeping facilities open and our organization intact. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded, pharmaceutical company.
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
Hyponatremia Publication
The recently published Health Outcome Predictive Evaluation (HOPE) COVID-19 Registry Analysis, an international study of over 4,000 patients, found that patients hospitalized with COVID-19 had a high risk of developing hyponatremia. These COVID-19 patients also had a higher incidence of mortality due to their hyponatremia. The study results support the use of an intravenous vaptan to treat hyponatremia in critically ill patients afflicted with COVID-19.
Hyponatremia, an imbalance of serum sodium to body water, is the most common electrolyte disorder among hospitalized patients. Our Vaprisol product is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment. Vaprisol has a proven day-1 response rate to normalize serum sodium levels in hyponatremic patients and move them out of the ICU as efficiently as possible.
Vibativ Case Studies
Cumberland’s Vibativ product has been used to treat COVID-19 patients who developed secondary bacterial pneumonia and other Gram-positive infections while in the hospital. The Company subsequently compiled a dossier of patient case studies from across the country outlining several real-world instances where Vibativ effectively and safely treated the hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia resulting from MSSA and MRSA infections that developed in patients hospitalized with COVID-19.
Omeclamox-Pak Supply Update
Cumberland has partnered with a select group of FDA-approved facilities to manufacture its line of branded pharmaceutical products and has been carefully monitoring its supply chain during the pandemic. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. We are awaiting resumption of those operations, while also exploring other alternatives to restart the product’s packaging. Meanwhile, we informed the FDA of a shortage of the Omeclamox-Pak effective October 14, 2020 and have not provided a date for the availability of new inventory.
RediTrex Launch
During late 2018, we completed the submission and filed with the FDA a New Drug Application for our methotrexate products. In December 2019, we received FDA approval for RediTrex and began planning for a launch of this product line. In November 2020, we provided initial shipments of RediTrex to select accounts and are currently planning a national launch of the product line in the second half of 2021, once additional product supplies are received and market conditions return to normal.

Paycheck Protection Program
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020.
The PPP is administered by the U.S. Small Business Administration. The loan matures April 14, 2022 and bears interest at a rate of 1.0% per year, payable monthly. The loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding, we used the loan amount for such qualifying expenses.
We applied for this loan after carefully considering, with our bank, the eligibility criteria to participate in this program, and determining that Cumberland met these criteria. We evaluated and provided information on our payroll and other qualifying expenses to determine the amount of PPP funds to apply for.
Cumberland has not laid off or furloughed any employees as a result of the COVID-19 pandemic and, due to assistance from our PPP loan, we currently do not foresee doing so. In October 2020, the Company submitted a request for the loan’s forgiveness. The request has been approved by the lender, Pinnacle Bank, and will require the approval of the U.S. Small Business Administration which we are awaiting.
Ifetroban Phase II Clinical Programs
We have been evaluating our ifetroban product candidate in a series of clinical studies. We are sponsoring Phase II clinical programs which are underway evaluating our ifetroban product candidates in 1) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma.
In addition, we have completed two pilot Phase II studies involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure and 2) patients with Portal Hypertension associated with chronic liver disease.
Additional pilot preclinical and clinical studies of ifetroban are underway, including several investigator-initiated trials.
Enrollment in our clinical studies was interrupted due to the COVID-19 pandemic. While enrollment of new patients has been limited, many of our clinical study sites have reopened and resumed screening of patients for potential enrollment into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
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
We also completed a Phase II study to further evaluate administration, dosing and pharmacokinetics of the product. We are now evaluating the next steps for this product development program.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
Accounting Estimates and Judgments
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, inventories, fair value of contingent consideration liability associated with a business combination, share-based compensation and intangible assets.

RESULTS OF OPERATIONS
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change
Net revenues	$10,537,159	$8,330,734	$2,206,425
Costs and expenses:
Cost of products sold	2,417,329	1,634,181	783,148
Selling and marketing	3,787,340	3,707,676	79,664
Research and development	1,257,367	1,722,555	(465,188)
General and administrative	2,230,509	2,036,284	194,225
Amortization	1,168,914	1,076,039	92,875
Total costs and expenses	10,861,459	10,176,735	684,724
Operating income (loss)	(324,300)	(1,846,001)	1,521,701
Interest income	5,426	29,888	(24,462)
Interest expense	(24,417)	(33,065)	8,648
Income (loss) from continuing operations before income taxes	(343,291)	(1,849,178)	1,505,887
Income tax (expense) benefit	(7,458)	(34,240)	26,782
Net income (loss) from continuing operations	$(350,749)	$(1,883,418)	$1,532,669

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2021	2020	Change
Products:
Kristalose	$2,994,378	$3,311,696	$(317,318)
Vibativ	5,052,243	2,425,755	2,626,488
Caldolor	1,539,496	1,096,291	443,205
Acetadote	117,191	713,899	(596,708)
Omeclamox-Pak	(450,263)	114,770	(565,033)
Vaprisol	1,134,264	208,763	925,501
RediTrex	(32,252)	—	(32,252)
Other revenue	182,102	459,560	(277,458)
Total net revenues	$10,537,159	$8,330,734	$2,206,425
Net revenues. Net revenues for the three months ended March 31, 2021, were $10.5 million compared to $8.3 million for the three months ended March 31, 2020. As detailed in the table above, net revenue increased for three of our marketed products: Vibativ, Caldolor and Vaprisol during the quarter. We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. In exchange for the return of these product license rights and associated non-compete provisions, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. The installments of $0.5 million and $0.8 million due from Clinigen were recorded during the three months ended March 31, 2021 and March 31, 2020, as discontinued operations, respectively. We do not incur expenses associated with these payments from Clinigen.
Vibativ revenue was $5.1 million for the three months ended March 31, 2021, an increase of $2.6 million over the same period last year. The 108% increase was a result of increased net pricing and improved sales volumes during the period as a result of increased utilization in supporting patients impacted by COVID-19 infections.
Kristalose revenue decreased by $0.3 million during the first quarter of 2021, when compared to the prior year period. The decrease was primarily the result of decreased sales volumes for the product.

Caldolor revenue was $1.5 million for the first quarter of 2021, an increase of $0.4 million compared to the same period last year. The 40.4% improvement in net revenue was the result of an increase in international shipments of Caldolor when compared to the prior year period and an improvement in net pricing. These improvements were partially offset by lower domestic shipments of the product, impacted by COVID-19 and a reduction in elective surgeries.
Vaprisol revenue was $1.1 million for the first quarter of 2021, an increase of $0.9 million. This increase of net sales compared to the first quarter of 2020 is primarily due to increased sales volumes during the period as a result of increased utilization in supporting patients impacted by COVID-19 infections.
Omeclamox-Pak revenue decreased $0.6 million for the first quarter of 2021, compared to the first quarter of 2020. The decrease was the result of no sales during the first quarter of 2021 as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. We are awaiting resumption of their operations, while also exploring other alternatives to restart the product’s packaging. Net revenue for the first quarter of 2021 was also negatively impacted by product returns during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease of $0.6 million in the product's revenue when compared to the prior year period as a result of lower sales volumes during the period, impacted by generic competition.
Cost of products sold. Cost of products sold for the first quarter of 2021 and 2020 were $2.4 million and $1.6 million, respectively. Cost of products sold, as a percentage of net revenues, were 22.9% during the three months ended March 31, 2021, compared to 19.6% during the three months ended March 31, 2020. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase in sales of Vibativ and increased international sales. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018. The increase in costs of product sold expense was also the result of a step up in the fair value of the inventory over the cost to Theravance, as required under purchase accounting rules.
Selling and marketing. Selling and marketing expense for the first quarter of 2021 increased $0.1 million compared to the prior year period. This increase is primarily attributable to increases in royalty costs associated with growth in Vibativ sales during the current quarter. Higher royalty costs were partially offset by decreases in direct promotional spending, meeting costs and travel expenses during the current quarter.
Research and development. Research and development costs were $1.3 million for the first quarter of 2021 and $1.7 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products. The cost decreases were primarily the result of decreased study activity as well as a decrease in salaries expense associated with a reduction in personnel.
General and administrative. General and administrative expense for the first quarter of 2021 increased to $2.2 million from $2.0 million during the first quarter of 2020 as a result of increases in professional, legal and insurance costs. These increases were partially offset by decreases in non-cash stock based compensation during the period.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2021	2020
Net revenue	$5,052,243	$2,425,755
Cost of products sold (1)	1,456,816	550,394
Royalty and operating expenses	402,352	(92,863)
Vibativ contribution	$3,193,075	$1,968,224
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2021, and three months ended March 31, 2020, totaled approximately $1.2 million and $1.1 million, respectively.
Income taxes. Income tax expense for the three months ended March 31, 2021, was comparable to the income tax expense for the three months ended March 31, 2020.
As of March 31, 2021, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
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
The following table summarizes our liquidity and working capital as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$24,922,925	$24,753,796

Working capital (current assets less current liabilities)	$26,535,447	$24,302,146
Current ratio (multiple of current assets to current liabilities)	2.2	1.9

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31,
	2021	2020

Net cash provided by (used in):
Operating activities	$1,785,549	$888,539
Investing activities	(318,341)	(571,161)
Financing activities	(1,298,079)	(1,503,279)
Net increase (decrease) in cash and cash equivalents	$169,129	$(1,185,901)
The net $0.2 million increase in cash and cash equivalents for the three months ended March 31, 2021, was primarily attributable to cash provided by operating activities, partially offset by cash used in investing and financing activities. Cash provided by operating activities of $1.8 million was positively impacted by decreases in inventory of $1.9 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.4 million. Cash used by investing activities was the result of additions to intangibles of $0.1 million and the payment of $0.2 million to the WHC JV. Our financing activities included the $0.3 million in cash used to repurchase shares of our common stock as well as the $1.0 million used for the payment of royalties to Theravance for sales of Vibativ.
The net $1.2 million decrease in cash and cash equivalents for the three months ended March 31, 2020 was primarily attributable to cash used in investing and financing activities. Cash provided by operating activities of $0.9 million was positively impacted by decreases in accounts receivable of $2.0 million and inventory of $0.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.4 million. This was partially offset by a decrease in accounts payable of $2.4 million. Cash used in investing activities was the result of additions to intangibles of $0.5 million. Our financing activities reflected the $0.4 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of subsidiary shares.

Debt Agreement
On October 7, 2020, we entered into a Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement with Pinnacle Bank (the “Pinnacle Agreement”). The Fourth Amendment extends the maturity date of the Pinnacle Agreement through October 1, 2022 and provides for a principal available for borrowing of up to $15 million. We also have the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million. On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (“Pinnacle Agreement”). The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021, as well as modified certain definitions and terms of the existing financial covenants. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 6 to the accompanying unaudited condensed consolidated financial statements.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018, we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of March 31, 2021. We expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
Paycheck Protection Program Loan
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020. For a summary of the material terms of the Paycheck Protection Program loan, see Note 6 to the accompanying unaudited condensed consolidated financial statements.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding we used the loan amount for such qualifying expenses.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2021 and 2020, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2021.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment of the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at March 31, 2021. As of March 31, 2021, we had $15.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2021 and 2020. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the three months ended March 31, 2021, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January	25,349	$3.23	25,349	$6,108,241
February	33,325	3.41	33,325	5,994,725
March	33,050	3.26	33,050	5,887,030
Total	91,724		91,724

Item 6. Exhibits

No.		Description

10.1
Employment Agreement, dated March 8, 2021, effective as of January 1, 2021, by and between A.J. Kazimi and Cumberland Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2021

10.2
Employment Agreement, dated March 8, 2021, effective as of January 1, 2021, by and between Martian E. Cearnal and Cumberland Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2021

10.3
Employment Agreement, dated March 8, 2021, effective as of January 1, 2021, by and between Leo B. Pavliv and Cumberland Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2021

10.4
Employment Agreement, dated March 8, 2021, effective as of January 1, 2021, by and between Michael P. Bonner and Cumberland Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2021

10.5
Employment Agreement, dated March 8, 2021, effective as of January 1, 2021, by and between James L. Herman and Cumberland Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2021

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	May 14, 2021	By:	/s/ Michael Bonner
Michael Bonner
Chief Financial Officer and Duly Authorized Officer