Form 10-Q
period 2021-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2021-08-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,879,599 shares of common stock as of August 9, 2021.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,670,462	$24,753,796
Accounts receivable, net	9,147,493	12,377,713
Inventories	10,104,219	10,638,157
Prepaid and other current assets	1,758,332	2,199,926
Total current assets	46,680,506	49,969,592
Non-current inventories	9,880,766	11,656,742
Property and equipment, net	493,256	574,169
Intangible assets, net	25,888,622	28,118,316
Goodwill	882,000	882,000
Operating lease right-of-use assets	1,535,556	2,028,148
Other assets	3,490,768	3,234,338
Total assets	$88,851,474	$96,463,305
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,962,916	$13,396,286
Operating lease current liabilities	1,067,880	1,016,779
Other current liabilities	8,615,995	11,254,381
Total current liabilities	18,646,791	25,667,446
Revolving line of credit	14,000,000	15,000,000
Operating lease noncurrent liabilities	512,324	1,059,693
Other long-term liabilities	7,883,952	7,862,772
Total liabilities	41,043,067	49,589,911
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,926,059 and 14,988,429 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	48,688,384	49,121,523
Retained earnings (deficit)	(735,625)	(2,131,013)
Total shareholders’ equity	47,952,759	46,990,510
Noncontrolling interests	(144,352)	(117,116)
Total equity	47,808,407	46,873,394
Total liabilities and equity	$88,851,474	$96,463,305
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues	$9,055,483	$9,598,177	$19,592,642	$17,928,911
Costs and expenses:
Cost of products sold	1,740,649	2,609,982	4,157,978	4,244,163
Selling and marketing	4,121,817	3,865,406	7,909,157	7,573,082
Research and development	1,360,398	1,421,502	2,617,765	3,144,057
General and administrative	2,097,130	2,190,764	4,327,639	4,227,048
Amortization	1,171,218	1,091,485	2,340,132	2,167,524
Total costs and expenses	10,491,212	11,179,139	21,352,671	21,355,874
Operating income (loss)	(1,435,729)	(1,580,962)	(1,760,029)	(3,426,963)
Interest income	6,591	28,661	12,017	58,549
Other income	2,187,140	—	2,187,140	—
Interest expense	(25,859)	(119,455)	(50,276)	(152,520)
Income (loss) from continuing operations before income taxes	732,143	(1,671,756)	388,852	(3,520,934)
Income tax (expense) benefit	(7,459)	(7,455)	(14,917)	(41,695)
Net income (loss) from continuing operations	724,684	(1,679,211)	373,935	(3,562,629)
Discontinued operations	498,807	738,622	994,217	1,556,895
Net income (loss)	1,223,491	(940,589)	1,368,152	(2,005,734)
Net (income) loss at subsidiary attributable to noncontrolling interests	5,069	22,314	27,236	31,839
Net income (loss) attributable to common shareholders	$1,228,560	$(918,275)	$1,395,388	$(1,973,895)
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$0.05	$(0.11)	$0.02	$(0.23)
- Discontinued operations - basic	0.03	0.05	0.07	0.10
	$0.08	$(0.06)	$0.09	$(0.13)

- Continuing operations - diluted	$0.05	$(0.11)	$0.02	$(0.23)
- Discontinued operations - diluted	0.03	0.05	0.07	0.10
	$0.08	$(0.06)	$0.09	$(0.13)
Weighted-average shares outstanding
- basic	14,976,034	15,241,463	14,970,241	15,241,020
- diluted	15,109,246	15,241,463	15,171,589	15,241,020

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,368,152	$(2,005,734)
Discontinued operations	994,217	1,556,895
Net income (loss) from continuing operations	373,935	(3,562,629)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,455,576	2,334,669
Share-based compensation	354,914	542,923
Decrease in non-cash contingent consideration	(180,110)	(645,571)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(226,897)	215,116
Noncash interest expense	27,666	22,973
Gain on forgiveness of debt	(2,187,140)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	3,230,220	(80,421)
Inventories	2,309,914	1,158,916
Other current assets and other assets	866,987	802,534
Accounts payable and other current liabilities	(3,008,323)	2,413,768
Other long-term liabilities	(526,189)	(869,644)
Net cash provided by (used in) operating activities from continuing operations	3,490,553	2,332,634
Discontinued operations	994,217	1,371,437
Net cash provided by operating activities	4,484,770	3,704,071
Cash flows from investing activities:
Additions to property and equipment	(34,531)	(50,883)
Note receivable investment funding	(200,000)	—
Additions to intangible assets	(132,323)	(722,131)
Net cash used in investing activities	(366,854)	(773,014)
Cash flows from financing activities:
Borrowings on line of credit	29,000,000	35,500,000
Repayments on line of credit	(30,000,000)	(37,000,000)
Cash payment of contingent consideration	(1,423,586)	(260,735)
Repurchase of subsidiary shares from noncontrolling interest	—	(800,000)
Repurchase of common shares	(777,664)	(1,209,220)
Net cash used in financing activities	(3,201,250)	(3,769,955)
Net increase (decrease) in cash and cash equivalents	916,666	(838,898)
Cash and cash equivalents at beginning of period	$24,753,796	$28,212,635
Cash and cash equivalents at end of period	$25,670,462	$27,373,737
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Share-based compensation	219,850	264,574	—	—	264,574
Repurchase of common shares	(164,866)	(441,624)	—	—	(441,624)
Net loss	—	—	(1,055,620)	(9,525)	(1,065,145)
Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058

Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058
Share-based compensation	4,200	278,349	—	—	278,349
Repurchase of common shares	(141,463)	(769,648)	—	—	(769,648)
Net loss	—	—	(918,275)	(22,314)	(940,589)
Balance, June 30, 2020	15,181,276	$49,246,129	$(765,500)	$(69,459)	$48,411,170

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927
Share-based compensation		191,954			191,954
Repurchase of common shares	(158,405)	(484,965)			(484,965)
Net income (loss)			1,228,560	(5,069)	1,223,491
Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2020, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”). The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

Throughout the pandemic, Cumberland has faced the same headwinds affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted as less patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020 and 2021, we carefully monitored our supply chain during the pandemic including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$724,684	$(1,679,211)
Discontinued operations	498,807	738,622
Net income (loss)	1,223,491	(940,589)
Net (income) loss at subsidiary attributable to noncontrolling interest	5,069	22,314
Net income (loss) attributable to common shareholders	$1,228,560	$(918,275)
Denominator:
Weighted-average shares outstanding – basic	14,976,034	15,241,463
Dilutive effect of other securities	133,212	—
Weighted-average shares outstanding – diluted	15,109,246	15,241,463

	Six months ended June 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$373,935	$(3,562,629)
Discontinued operations	994,217	1,556,895
Net income (loss)	1,368,152	(2,005,734)
Net income (loss) at subsidiary attributable to noncontrolling interest	27,236	31,839
Net income (loss) attributable to common shareholders	$1,395,388	$(1,973,895)
Denominator:
Weighted-average shares outstanding – basic	14,970,241	15,241,020
Dilutive effect of other securities	201,348	—
Weighted-average shares outstanding – diluted	15,171,589	15,241,020

As of June 30, 2021 and 2020, restricted stock awards and options to purchase 198,300 and 13,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Products:
Kristalose	$5,275,065	$3,477,471	$8,269,443	$6,771,433
Vibativ	1,844,936	3,299,507	6,897,179	5,721,708
Caldolor	938,328	1,166,569	2,477,824	2,261,286
Vaprisol	399,952	174,159	1,534,216	382,016
Acetadote	152,781	595,310	269,972	1,308,711
Omeclamox-Pak	(24,109)	10,948	(474,371)	124,371
RediTrex	7,382	—	(24,870)	—
Other revenue	461,148	874,213	643,249	1,359,386
Total net revenues	$9,055,483	$9,598,177	$19,592,642	$17,928,911

The Omeclamox-Pak revenue for the first and second quarter of 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. Net revenue was also negatively impacted by product returns during the periods.

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
Other revenues also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.2 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2021 and December 31, 2020, the

Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.3 million and $0.2 million, respectively.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at June 30, 2021 and December 31, 2020. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. At June 30, 2021 and December 31, 2020, total non-current inventory, including Vibativ and ifetroban, was $9.9 million and $11.7 million, respectively. The Company had $0.3 million and $2.1 million of Vibativ finished goods included in non-current inventory at June 30, 2021 and December 31, 2020, respectively. The Company also has obtained $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at June 30, 2021 and December 31, 2020.
At June 30, 2021 and December 31, 2020 the Company's net inventories consisted of the following:

	June 30, 2021	December 31, 2020

Raw materials and work in process	$14,156,248	$16,223,162
Consigned inventory	189,141	128,005
Finished goods	5,639,596	5,943,732
Total inventories	19,984,985	22,294,899
less non-current inventories	(9,880,766)	(11,656,742)
Total inventories classified as current	$10,104,219	$10,638,157

(5) LEASES
Cumberland’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease currently expires in October 2022. The Company's operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023.
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at June 30, 2021 is 1.5 years.
Lease Position
At June 30, 2021 and December 31, 2020 , the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$1,535,556	$2,028,148

Lease Liabilities	June 30, 2021	December 31, 2020
Operating lease current liabilities	$1,067,880	$1,016,779

Operating lease noncurrent liabilities	512,324	1,059,693
Total	$1,580,204	$2,076,472
Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2021	Operating Leases
2021	$579,183
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	1,690,974
Less: Interest	(110,770)
Present value of lease liabilities	$1,580,204
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Six months ended June 30,
	2021	2020
Rent expense	$605,130	$571,399

Sublease income	$348,411	$323,489

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2021 and June 30, 2020, the Company repurchased 250,129 shares and 306,329 shares, respectively, of common stock for approximately $0.8 million and $1.2 million, respectively. At June 30, 2021, approximately $5.4 million of common shares was left to repurchase under this program.
Share purchases and sales
During the Company's March 2021 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company does not currently have an ATM feature in place. Cumberland plans to continue to evaluate the market for its common shares, and if favorable, will further evaluate whether or not to enter into an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the six months ended June 30, 2021 or June 30, 2020.
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2021 and June 30, 2020, the Company issued 36,850 shares and 229,141 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2021, the Company also issued 173,350 incentive stock options to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in March and May 2031. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations.
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
On May 10, 2019, the Company entered into a third amendment ("Third Amendment") to the Pinnacle Agreement, which extended the term of the Pinnacle Agreement through July 31, 2021 as well as modified certain definitions and terms of the existing financial covenants, including the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. Under the Pinnacle Agreement, Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, as such term is defined in the agreement and determined on a quarterly basis. On August 14, 2018, the Company amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Company was in compliance with the Tangible Capital Ratio financial covenant as of June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had $14.0 million and $15.0 million in borrowings outstanding under its revolving credit facility.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at June 30, 2021. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly.

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
Pursuant to the PPP requirements, loan funds were used to maintain payroll, continue group health care benefits, and pay for rent and utilities during the pandemic. We applied for this loan after carefully considering, with our bank, the eligibility criteria to participate in this program, and determining that Cumberland met those criteria. We evaluated and provided information on our payroll and other qualifying expenses to determine the amount of PPP funds to apply for.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Cumberland used the PPP loan funds for such qualifying expenses. Due to assistance from our PPP loan, the Company did not lay off or furlough any employees as a result of the COVID-19 pandemic.
Cumberland elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. The permitted analogous use of IAS 20 outlines a model for the accounting for government assistance, including forgivable loans. As a result, the Company recorded the $2,187,140 as a deferred income liability, which was included as a component of other current liabilities on the condensed consolidated balance sheet at December 31, 2020.
In October 2020, Cumberland submitted a request for the loan’s forgiveness. On June 11, 2021, the Company received a formal notice from the SBA that the full amount of the loan was forgiven. The Company accounted for the forgiveness of the PPP loan under IAS 20 and recorded the $2,187,140 as other income.
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provides for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of a $0.2 million convertible note, which was funded during the first quarter 2021. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license intellectual property from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies.
(7) INCOME TAXES
As of June 30, 2021, the Company has approximately $56.5 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20.0 million at the closing of the transaction and a $5.0 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% of on-going net sales of the product. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2020	$8,200,552
Cash payment of royalty during the period	(1,423,586)
Change in fair value of contingent consideration included in operating expenses	(180,110)
Contingent consideration earned and accrued in operating expenses	760,225
Balance at June 30, 2021	$7,357,081

The contingent consideration liability of $7.4 million was classified as other current liabilities of $2.9 million and other long-term liabilities of $4.5 million on the condensed consolidated balance sheet as of June 30, 2021.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that will take place in late 2021 will result in a $1.0 million milestone payment due to Nordic. This milestone payment will be paid during 2022 and is being reported as a current liability at June 30, 2021.
Cumberland has approximately $2.7 million in net intangible assets related to RediTrex at June 30, 2021.

Ethyol and Totect
In 2016, Cumberland entered into an agreement with Clinigen for the rights and responsibilities associated with the commercialization of Ethyol in the United States. In 2017, the Company entered into another agreement with Clinigen for the rights and responsibilities associated with the commercialization of Totect in the United States.
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either Ethyol or Totect or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland is receiving $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first four quarterly installments totaling $3.0 million during 2020 and the next two installments totaling $1.0 million during the six months ended June 30, 2021, as discontinued operations. The Company will record the remaining two quarterly installments during the balance of 2021.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues	$498,807	$738,622	$994,217	$1,556,895
Costs of products sold	—	—	—	—
Selling, Marketing and other	—	—	—	—
Income from discontinued operations	$498,807	$738,622	$994,217	$1,556,895

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and impacts on our business as well as national and international markets and economies resulting from the COVID-19 pandemic. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2020, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. We are dedicated to providing innovative products that improve the quality of care for patients and address poorly met medical needs.
Our primary target markets are hospital acute care, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital and field sales forces in the United States and are establishing a network of international partners to register and provide our medicines to patients in their countries.
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
•RediTrex® (methotrexate) Injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis;
•Vaprisol® (conivaptan) Injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia; and
•Vibativ® (telavancin) Injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections.
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates being used by patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a degenerative disease, Systemic Sclerosis (“SSc”), a deadly autoimmune condition, and Aspirin-Exacerbated Respiratory Disease (“AERD”), a severe form of asthma.
Cumberland has built core competencies in both the development and commercialization of pharmaceutical products. We have established the capabilities needed to acquire, develop and commercialize branded pharmaceuticals in the U.S. and believe we can leverage this existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans experienced in business development, product development, regulatory, manufacturing, sales, marketing and finance.
Our business development team identifies, evaluates, and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary product formulations, manages our clinical studies, prepares all regulatory submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our products. Our marketing and sales team is responsible for our commercial activities, and we work closely with our distribution partners to ensure availability and delivery of our products.

Growth Strategy
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently feature seven FDA products approved for sale in the United States. Through our international partners, we are working to bring our medicines to patients in their countries. We also look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support for select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
We are supplementing these activities with the earlier stage drug development at Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland has the opportunity to further develop and commercialize.
Specifically, we are seeking long-term sustainable growth by:
Supporting and expanding the use of our marketed products - We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. We will continue to explore opportunities for label expansion to bring our products to new patient populations. As examples, we have secured pediatric approval, expanding the labeling for both our Acetadote and Caldolor brands.
Selectively adding complementary brands - In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue building a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ is an example of this strategy.
Progressing our clinical pipeline and incubating future product opportunities at CET - We believe it is important to build a pipeline of innovative new product opportunities, such as we are doing through our ifetroban Phase II development programs. We are also supplementing our acquisition and late-stage development activities with early-stage drug development activities at CET. CET partners with universities and other research organizations to develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize.
Leveraging our infrastructure through co-promotion partnerships - We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnership with Poly Pharmaceuticals, Inc. and Foxland Pharmaceuticals, Inc. has allowed us to expand support for Kristalose across the United States.
Building an international market - We have established our own commercial capabilities, including two sales divisions, to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to develop and expand our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
Managing our operations with financial discipline - We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins and a strong balance sheet.
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

RECENT DEVELOPMENTS
COVID-19 Pandemic
In March 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company has managed through the COVID-19 pandemic, continuing to operate our business – keeping facilities open and our organization intact. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
Throughout the pandemic, Cumberland faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted, as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. Throughout the pandemic, we carefully monitored our supply chain, including the flow of raw materials into the plants that manufacture our products, as well as the batches of finished products emerging from those facilities.
Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio that includes other brands, such as Vaprisol, that delivered a strong performance during the pandemic.
We have responded to the pandemic with a fast and coordinated approach to ensure the health and safety of our team. We were also able to continue the delivery of our products, while addressing the interests of our shareholders, employees, partners and community.
ESG Report
In July 2021, we released our second annual Sustainability Report ("ESG Report"), which details Cumberland’s activities pertaining to environmental, social and governance (“ESG”) matters. After issuing our inaugural ESG report last year, we remain committed to sustainability and to maintaining transparency of our corporate operations. As the largest biopharmaceutical company founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
The ESG Report notes that in 2020 we provided nearly 2.5 million patient doses of our products, safely disposed of over 4,000 pounds of expired and damaged products and had no product recalls. We also had no Company brands that were listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no Company product issues that were identified by FDA from their Adverse Event Reporting System and no clinical trials that were terminated due to failure to practice good clinical standards.
The ESG Report also highlights several initiatives we implemented as part of our commitment to delivering high-quality pharmaceutical products to improve patient care. For example, we continued a program to serialize all commercial products sold in the United States, allowing us to track every unit distributed, which helps to prevent counterfeit drugs from entering the market under the Cumberland brand. In addition, through our coupon program, Cumberland covers up to 90% of patient prescription costs for our gastrointestinal products.
The ESG Report also highlights our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. Cumberland’s workforce is 46% women – and 18% of our employees are minorities.

New Chief Financial Officer Appointment
On May 17, 2021, Cumberland appointed John Hamm as the new Senior Director Finance & Accounting and Chief Financial Officer. In this role, he will manage all of the Company’s finance and accounting activities while continuing to oversee corporate development and legal matters.
Mr. Hamm has more than 25 years of finance and accounting experience, including 20 years in health care. He previously held the positions of Chief Operating Officer and Chief Financial Officer, Pharmacy at HealthSpring, Inc., a managed care organization now operating as Cigna-HealthSpring.
He was also the Vice President Finance at Emdeon Business Services. Emdeon Inc., a healthcare technology firm now operates as Change Healthcare Inc., a NASDAQ listed company with over $3 billion in annual revenue.
Mr. Hamm holds a Bachelor of Science in Business Administration with a minor in Accounting from Wheeling University. He earned his Master’s in Business Administration with an emphasis in Accounting from West Virginia University. He is a Certified Management Accountant (CMA) and Certified Financial Manager (CFM).
Prior to this new appointment, Mr. Hamm served as Cumberland’s Director Corporate Development.
Paycheck Protection Program
On April 20, 2020, Cumberland received the funding of a loan from Pinnacle Bank in the aggregate amount of $2,187,140 pursuant to the Paycheck Protection Program (the “PPP”) under the Federal Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020. The PPP is administered by the U.S. Small Business Administration (“SBA”).
Pursuant to the PPP requirements, loan funds were used to maintain payroll, continue group health care benefits, and pay for rent and utilities during the pandemic. We applied for this loan after carefully considering, with our bank, the eligibility criteria to participate in this program, and determining that Cumberland met those criteria. We evaluated and provided information on our payroll and other qualifying expenses to determine the amount of PPP funds to apply for.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Cumberland used the PPP loan funds for such qualifying expenses. Due to assistance from our PPP loan, the Company did not lay off or furlough any employees as a result of the COVID-19 pandemic.
In October 2020, Cumberland submitted a request for the loan’s forgiveness. On June 11, 2021, the Company received a formal notice from the SBA that the full amount of the loan was forgiven.
RediTrex Launch
During late 2018, we completed the submission of and filed with the U.S. Food and Drug Administration (“FDA”) a New Drug Application for RediTrex, our methotrexate products. RediTrex is a new line of pre-filled syringes specifically designed for ease of handling and dosing accuracy for the subcutaneous administration of methotrexate in patients with arthritis and psoriasis.
In December 2019, we received FDA approval for RediTrex and began planning for the launch of the product line. We provided initial shipments of RediTrex to select accounts in November 2020 and we are planning to launch the product line nationally in late September 2021.
Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We are sponsoring Phase II clinical programs to evaluate our ifetroban product candidates in 1) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma.
In addition, we have completed two pilot Phase II studies involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure and 2) patients with Portal Hypertension that is associated with chronic liver disease.

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
Omeclamox-Pak Supply Update
Cumberland has partnered with a select group of FDA-approved facilities to manufacture its line of branded pharmaceutical products and has been carefully monitoring its supply chain during the pandemic. The packager for our Omeclamox-Pak product encountered financial difficulties, and their operations are currently suspended. We are awaiting the resumption of those operations, while also exploring other alternatives to restart the product’s packaging. Meanwhile, we informed the FDA of a shortage of the Omeclamox-Pak effective October 14, 2020 and have not provided a date for the availability of new inventory.
Generic IV Acetaminophen
Four generic companies have launched acetaminophen for injection products that provide an alternative to our Caldolor product for the treatment of acute surgical pain.
Summary
Despite the challenges of operating during a pandemic, Cumberland remains committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We are working to fulfill this mission by building a portfolio of innovative and differentiated products through a multifaceted strategy that includes development of new candidates and acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges, while our team has remained responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change
Net revenues	$9,055,483	$9,598,177	$(542,694)
Costs and expenses:
Cost of products sold	1,740,649	2,609,982	(869,333)
Selling and marketing	4,121,817	3,865,406	256,411
Research and development	1,360,398	1,421,502	(61,104)
General and administrative	2,097,130	2,190,764	(93,634)
Amortization	1,171,218	1,091,485	79,733
Total costs and expenses	10,491,212	11,179,139	(687,927)
Operating income (loss)	(1,435,729)	(1,580,962)	145,233
Interest income	6,591	28,661	(22,070)
Other income	2,187,140	—	2,187,140
Interest expense	(25,859)	(119,455)	93,596
Income (loss) from continuing operations before income taxes	732,143	(1,671,756)	2,403,899
Income tax (expense) benefit	(7,459)	(7,455)	(4)
Net income (loss) from continuing operations	$724,684	$(1,679,211)	$2,403,895

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2021	2020	Change
Products:
Kristalose	$5,275,065	$3,477,471	$1,797,594
Vibativ	1,844,936	3,299,507	(1,454,571)
Caldolor	938,328	1,166,569	(228,241)
Vaprisol	399,952	174,159	225,793
Acetadote	152,781	595,310	(442,529)
Omeclamox-Pak	(24,109)	10,948	(35,057)
RediTrex	7,382	—	7,382
Other revenue	461,148	874,213	(413,065)
Total net revenues	$9,055,483	$9,598,177	$(542,694)
Net revenues. Net revenues for the three months ended June 30, 2021, were $9.1 million compared to $9.6 million for the three months ended June 30, 2020. As detailed in the table above, net revenue increased for two of our marketed products: Kristalose and Vaprisol during the quarter.
Kristalose revenue increased by 51.7% during the second quarter of 2021 to $5.3 million, when compared to the prior year period. The increase was primarily the result of growth in shipments of the product to our wholesale customers.
Vaprisol revenue was $0.4 million for the second quarter of 2021, an increase of $0.2 million. This increase of net sales compared to the second quarter of 2020 is primarily due to increased utilization in supporting patients impacted by COVID-19 infections.
Caldolor revenue was $0.9 million for the second quarter of 2021, a decrease of $0.2 million compared to the same period last year. The decrease was the result of lower international shipments of the product, due to order timing.

Vibativ revenue was $1.8 million for the three months ended June 30, 2021, compared to $3.3 million the same period last year. The decrease was a result of decreased domestic and international sales volumes during the period due to order timing.
Omeclamox-Pak had no sales for the second quarter of 2021, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties, and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the second quarter of 2021 was negatively impacted by product returns during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease of $0.4 million in the product's revenue when compared to the prior year period as a result of lower sales volumes during the period, impacted by generic competition.
Cost of products sold. Cost of products sold for the second quarter of 2021 and 2020 were $1.7 million and $2.6 million, respectively. Cost of products sold, as a percentage of net revenues, were 19.2% during the three months ended June 30, 2021, compared to 27.2% during the three months ended June 30, 2020. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the decrease in sales of Vibativ. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Selling and marketing. Selling and marketing expense for the second quarter of 2021 increased $0.3 million compared to the prior year period. This increase is primarily attributable to an increase in marketing spending for RediTrex and Vibativ. Lower royalty costs were partially offset by an increase in direct promotional spending, meeting costs and travel expenses during the second quarter of 2021.
Research and development. Research and development costs were $1.4 million for the second quarter of 2021 and approximately the same as for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the second quarter of 2021 were $2.1 million, consistent with the second quarter of 2020. There were increases in professional, legal and insurance costs which were offset by decreases in non-cash stock based compensation during the second quarter of 2021.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended June 30,
	2021	2020
Net revenue	$1,844,936	$3,299,507
Cost of products sold (1)	678,146	1,220,054
Royalty and operating expenses	767,813	834,395
Vibativ contribution	$398,977	$1,245,058
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2021, and three months ended June 30, 2020, totaled approximately $1.2 million and $1.1 million, respectively.
Income taxes. Income tax expense for the three months ended June 30, 2021, was comparable to the income tax expense for the three months ended June 30, 2020.
As of June 30, 2021, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

RESULTS OF OPERATIONS
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change
Net revenues	$19,592,642	$17,928,911	$1,663,731
Costs and expenses:
Cost of products sold	4,157,978	4,244,163	(86,185)
Selling and marketing	7,909,157	7,573,082	336,075
Research and development	2,617,765	3,144,057	(526,292)
General and administrative	4,327,639	4,227,048	100,591
Amortization	2,340,132	2,167,524	172,608
Total costs and expenses	21,352,671	21,355,874	(3,203)
Operating income (loss)	(1,760,029)	(3,426,963)	1,666,934
Interest income	12,017	58,549	(46,532)
Other income	2,187,140	—	2,187,140
Interest expense	(50,276)	(152,520)	102,244
Income (loss) from continuing operations before income taxes	388,852	(3,520,934)	3,909,786
Income tax (expense) benefit	(14,917)	(41,695)	26,778
Net income (loss) from continuing operations	$373,935	$(3,562,629)	$3,936,564

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2021	2020	Change
Products:
Kristalose	$8,269,443	$6,771,433	$1,498,010
Vibativ	6,897,179	5,721,708	1,175,471
Caldolor	2,477,824	2,261,286	216,538
Vaprisol	1,534,216	382,016	1,152,200
Acetadote	269,972	1,308,711	(1,038,739)
Omeclamox-Pak	(474,371)	124,371	(598,742)
RediTrex	(24,870)	—	(24,870)
Other revenue	643,249	1,359,386	(716,137)
Total net revenues	$19,592,642	$17,928,911	$1,663,731
Net revenues. Net revenues for the six months ended June 30, 2021, were $19.6 million compared to $17.9 million for the six months ended June 30, 2020. As detailed in the table above, net revenue increased for our marketed products: Kristalose, Vibativ, Caldolor and Vaprisol during the first six months of 2021 resulting in an overall 9.3% revenue increase.
Kristalose revenue was $8.3 million during the first six months of 2021, an increase of $1.5 million when compared with the prior year period. Revenue increased due to continued strong sales volume from our Foxland distributor and other wholesalers.
Vibativ revenue was $6.9 million for the six months ended June 30, 2021, an increase of $1.2 million over the same period last year. The 20.5% increase in net revenue was a result of improved sales volume for the product during the first quarter 2021.
Vaprisol revenue was $1.5 million for the first six months of 2021, which is an increase of net sales of $1.2 million compared to the first six months of 2020 primarily due to increased sales volumes which is the result of increased utilization in supporting patients impacted by COVID-19 infections.

Omeclamox-Pak had no sales for the six months ended June 30, 2021, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the first two quarters of 2021 was negatively impacted by product returns during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a decrease of $1.0 million in the product's year to date revenue for the six months ended June 30, 2021, when compared to the prior year period as a result of lower sales volumes for our Authorized Generic.
Caldolor revenue was $2.5 million for the first two quarters of 2021, an increase of $0.2 million compared to the same period last year. Domestic shipments of the product increased in the second quarter of 2021.
Cost of products sold. Cost of products sold for the first six months of 2021 and 2020 were both $4.2 million remaining consistent.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2021, increased $0.3 million compared to the prior year period. This increase is primarily attributable to increases in royalty costs as well as an increase in salaries and dispensing fees. These increases were partially offset by decreases in direct sales promotion costs and travel expenses.
Research and development. Research and development costs were $2.6 million for the first six months of 2021 compared to $3.1 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products. We experienced a decrease in study activity and salaries offset by an increase in our consulting fees.
General and administrative. General and administrative expense for the six months ended June 30, 2021, remained consistent with $4.3 million from $4.2 million during the six months ended June 30, 2020. Although we experienced increases in advisory, legal and professional fees, we also had a reduction in non-cash stock based compensation and other benefits during the period.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Six months ended June 30,
	2021	2020
Net revenue	$6,897,179	$5,721,708
Cost of products sold (1)	2,134,962	1,820,745
Royalty and operating expenses	1,170,165	753,177
Vibativ contribution	$3,592,052	$3,147,786
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2021, and six months ended June 30, 2020, totaled approximately $2.3 million and $2.2 million, respectively.
Income taxes. Income tax expense (benefit) for the six months ended June 30, 2021, as a percentage of income (loss) from continuing operations before income taxes, was (3.8)% compared to (1.2)% for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash equivalents, cash flows from operations and the amounts borrowed and available under our line of credit. We believe that our internally generated cash flows, existing working capital and our line of credit will be adequate to finance internal growth, finance business development initiatives, and fund capital expenditures for the foreseeable future.
The following table summarizes our liquidity and working capital as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$25,670,462	$24,753,796

Working capital (current assets less current liabilities)	$28,033,715	$24,302,146
Current ratio (multiple of current assets to current liabilities)	2.5	1.9

Revolving line of credit availability	$1,000,000	$—
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2021 and June 30, 2020:

	Six months ended June 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$4,484,770	$3,704,071
Investing activities	(366,854)	(773,014)
Financing activities	(3,201,250)	(3,769,955)
Net increase (decrease) in cash and cash equivalents	$916,666	$(838,898)
The net $0.9 million increase in cash and cash equivalents for the six months ended June 30, 2021, was primarily attributable to cash provided by operating activities, partially offset by cash used in investing and financing activities. Cash provided by operating activities of $4.5 million was positively impacted by decreases in inventory of $2.3 million and accounts receivable of $3.2 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $2.8 million. Operating activities were also offset by the decrease in accounts payable of $3.0 million and the forgiveness of our PPP Loan of $2.2 million. Cash used in investing activities was the result of additions to intangibles of $0.1 million and the payment of $0.2 million to the WHC JV. Our financing activities included the $0.8 million in cash used to repurchase shares of our common stock as well as the $1.4 million used for the payment of royalties to Theravance for sales of Vibativ.
The net $0.8 million decrease in cash and cash equivalents for the six months ended June 30, 2020, was primarily attributable to cash used in investing and financing activities. Cash provided by operating activities of $3.7 million was positively impacted by decreases in inventory of $1.2 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $2.9 million. Cash used in investing activities was the result of additions to intangibles of $0.7 million and equipment of $0.1 million. Our financing activities included the net repayment of $1.5 million on our revolving line of credit, the $1.2 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of subsidiary shares.

Debt Agreement
On October 7, 2020, we entered into a Fourth Amendment (“Fourth Amendment”) to the Revolving Credit Loan Agreement, dated July 28, 2017, with Pinnacle Bank (the “Pinnacle Agreement”). The Fourth Amendment extends the maturity date of the Pinnacle Agreement through October 1, 2022 and provides for a principal available for borrowing of up to $15 million. We also have the ability to request an increase of up to an additional $5 million, upon the satisfaction of certain conditions and approval by Pinnacle Bank. If fully expanded, the Fourth Amendment would provide a maximum principal available for borrowing of up to $20 million. On May 10, 2019, we entered into a third amendment ("Third Amendment") to the Pinnacle Agreement. The Third Amendment extended the term of the Pinnacle Agreement through July 31, 2021, as well as modified certain definitions and terms of the existing financial covenants. For a summary of the material terms of the Pinnacle Agreement, as amended, see Note 6 to the accompanying unaudited condensed consolidated financial statements.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018, we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of June 30, 2021. We expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.
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
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. Cumberland used the PPP loan funds for such qualifying expenses. Due to assistance from our PPP loan, the Company did not lay off or furlough any employees as a result of the COVID-19 pandemic.
In October 2020, Cumberland submitted a request for the loan’s forgiveness. On June 11, 2021, the Company received a formal notice from the SBA that the full amount of the loan was forgiven.

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2021 and 2020, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2021.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment of the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at June 30, 2021. As of June 30, 2021, we had $14.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2021 and 2020. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the three months ended June 30, 2021, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended June 30, 2021:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs		Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April	25,977		$3.03	$5,808,276
May	38,459		2.84	5,698,887
June	93,969	(1)	3.16	5,402,064
Total	158,405
(1) Of this amount, 66,321 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1
Employment Agreement, dated May 14, 2021, effective as of May 17, 2021, by and between John Hamm and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 14, 2021.

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

Cumberland Pharmaceuticals Inc.

Date:	August 13, 2021	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer