Form 10-Q
period 2021-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2021-11-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,809,628 shares of common stock as of November 8, 2021.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,843,231	$24,753,796
Accounts receivable, net	9,850,530	12,377,713
Inventories	10,262,769	10,638,157
Prepaid and other current assets	1,259,098	2,199,926
Total current assets	47,215,628	49,969,592
Non-current inventories	9,476,737	11,656,742
Property and equipment, net	493,488	574,169
Intangible assets, net	24,918,830	28,118,316
Goodwill	882,000	882,000
Operating lease right-of-use assets	1,282,275	2,028,148
Other assets	3,301,816	3,234,338
Total assets	$87,570,774	$96,463,305
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,233,383	$13,396,286
Operating lease current liabilities	1,094,187	1,016,779
Other current liabilities	7,617,913	11,254,381
Total current liabilities	17,945,483	25,667,446
Revolving line of credit	15,000,000	15,000,000
Operating lease noncurrent liabilities	229,605	1,059,693
Other long-term liabilities	7,749,421	7,862,772
Total liabilities	40,924,509	49,589,911
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,850,526 and 14,988,429 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	48,612,935	49,121,523
Retained earnings (deficit)	(1,790,903)	(2,131,013)
Total shareholders’ equity	46,822,032	46,990,510
Noncontrolling interests	(175,767)	(117,116)
Total equity	46,646,265	46,873,394
Total liabilities and equity	$87,570,774	$96,463,305
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$8,072,540	$9,250,689	$27,665,182	$27,179,600
Costs and expenses:
Cost of products sold	1,328,027	2,142,839	5,486,005	6,387,002
Selling and marketing	3,800,288	3,587,842	11,709,445	11,160,924
Research and development	1,453,873	1,230,335	4,071,638	4,374,392
General and administrative	2,039,799	2,381,273	6,367,438	6,608,321
Amortization	1,013,948	1,117,086	3,354,080	3,284,610
Total costs and expenses	9,635,935	10,459,375	30,988,606	31,815,249
Operating income (loss)	(1,563,395)	(1,208,686)	(3,323,424)	(4,635,649)
Interest income	7,394	12,004	19,411	70,553
Other income	—	—	2,187,140	—
Interest expense	(20,021)	(75,210)	(70,297)	(227,730)
Income (loss) from continuing operations before income taxes	(1,576,022)	(1,271,892)	(1,187,170)	(4,792,826)
Income tax (expense) benefit	(7,458)	(3,728)	(22,375)	(45,423)
Net income (loss) from continuing operations	(1,583,480)	(1,275,620)	(1,209,545)	(4,838,249)
Discontinued operations	496,787	777,916	1,491,004	2,334,811
Net income (loss)	(1,086,693)	(497,704)	281,459	(2,503,438)
Net (income) loss at subsidiary attributable to noncontrolling interests	31,415	15,967	58,651	47,806
Net income (loss) attributable to common shareholders	$(1,055,278)	$(481,737)	$340,110	$(2,455,632)
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.10)	$(0.08)	$(0.08)	$(0.31)
- Discontinued operations - basic	0.03	0.05	0.10	0.15
	$(0.07)	$(0.03)	$0.02	$(0.16)

- Continuing operations - diluted	$(0.10)	$(0.08)	$(0.08)	$(0.31)
- Discontinued operations - diluted	0.03	0.05	0.10	0.15
	$(0.07)	$(0.03)	$0.02	$(0.16)
Weighted-average shares outstanding
- basic	14,880,887	15,134,583	14,939,919	15,206,179
- diluted	14,880,887	15,134,583	15,139,904	15,206,179

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$281,459	$(2,503,438)
Discontinued operations	1,491,004	2,334,811
Net income (loss) from continuing operations	(1,209,545)	(4,838,249)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	3,529,245	3,524,684
Share-based compensation	517,081	805,338
Decrease in non-cash contingent consideration	(632,646)	(806,390)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(52,070)	169,406
Noncash interest expense	33,943	36,197
Gain on forgiveness of debt	(2,187,140)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,527,183	(1,817,490)
Inventories	2,555,393	1,696,668
Other current assets and other assets	1,627,350	1,962,024
Accounts payable and other current liabilities	(2,873,596)	3,248,450
Other long-term liabilities	(943,439)	(1,585,584)
Net cash provided by operating activities from continuing operations	2,891,759	2,395,054
Discontinued operations	1,491,004	2,166,086
Net cash provided by operating activities	4,382,763	4,561,140
Cash flows from investing activities:
Additions to property and equipment	(94,485)	(95,189)
Proceeds from surrender of life insurance policies	—	460,888
Note receivable investment funding	(200,000)	—
Additions to intangible assets	(180,613)	(1,807,467)
Net cash used in investing activities	(475,098)	(1,441,768)
Cash flows from financing activities:
Borrowings on line of credit	45,000,000	44,000,000
Repayments on line of credit	(45,000,000)	(45,500,000)
Cash payment of contingent consideration	(1,792,573)	(834,014)
Repurchase of subsidiary shares from noncontrolling interest	—	(800,000)
Repurchase of common shares	(1,025,657)	(1,551,463)
Net cash used in financing activities	(2,818,230)	(4,685,477)
Net increase (decrease) in cash and cash equivalents	1,089,435	(1,566,105)
Cash and cash equivalents at beginning of period	$24,753,796	$28,212,635
Cash and cash equivalents at end of period	$25,843,231	$26,646,530
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Share-based compensation	219,850	264,574	—	—	264,574
Repurchase of common shares	(164,866)	(441,624)	—	—	(441,624)
Net loss	—	—	(1,055,620)	(9,525)	(1,065,145)
Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058

Balance, March 31, 2020	15,318,539	$49,737,428	$152,775	$(47,145)	$49,843,058
Share-based compensation	4,200	278,349	—	—	278,349
Repurchase of common shares	(141,463)	(769,648)	—	—	(769,648)
Net loss	—	—	(918,275)	(22,314)	(940,589)
Balance, June 30, 2020	15,181,276	$49,246,129	$(765,500)	$(69,459)	$48,411,170

Balance, June 30, 2020	15,181,276		$49,246,129	$(765,500)	$(69,459)	$48,411,170
Share-based compensation	4,450		262,415	—	—	262,415
Repurchase of common shares	(101,354)		(332,504)	—	—	(332,504)
Net loss	—		—	(481,737)	(15,967)	(497,704)
Balance, September 30, 2020	15,084,372	15,084,372	$49,176,040	$(1,247,237)	$(85,426)	$47,843,377

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927
Share-based compensation		191,954			191,954
Repurchase of common shares	(158,405)	(484,965)			(484,965)
Net income (loss)			1,228,560	(5,069)	1,223,491
Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407

Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407
Share-based compensation	875	162,167	—	—	162,167
Repurchase of common shares	(76,408)	(237,616)	—	—	(237,616)
Net loss	—	—	(1,055,278)	(31,415)	(1,086,693)
Balance, September 30, 2021	14,850,526	$48,612,935	$(1,790,903)	$(175,767)	$46,646,265

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2020, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”). The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$(1,583,480)	$(1,275,620)
Discontinued operations	496,787	777,916
Net income (loss)	(1,086,693)	(497,704)
Net (income) loss at subsidiary attributable to noncontrolling interest	31,415	15,967
Net income (loss) attributable to common shareholders	$(1,055,278)	$(481,737)
Denominator:
Weighted-average shares outstanding – basic	14,880,887	15,134,583
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,880,887	15,134,583

	Nine months ended September 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$(1,209,545)	$(4,838,249)
Discontinued operations	1,491,004	2,334,811
Net income (loss)	281,459	(2,503,438)
Net income (loss) at subsidiary attributable to noncontrolling interest	58,651	47,806
Net income (loss) attributable to common shareholders	$340,110	$(2,455,632)
Denominator:
Weighted-average shares outstanding – basic	14,939,919	15,206,179
Dilutive effect of other securities	199,985	—
Weighted-average shares outstanding – diluted	15,139,904	15,206,179

As of September 30, 2021 and 2020, restricted stock awards and options to purchase 158,900 and 197,210 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Products:
Kristalose	$4,012,746	$3,615,557	$12,286,729	$10,387,046
Vibativ	1,896,584	2,813,249	8,799,891	8,551,125
Caldolor	1,255,669	1,416,146	3,734,273	3,677,434
Vaprisol	325,774	406,162	1,861,130	790,817
Acetadote	368,733	218,462	638,704	1,527,173
Omeclamox-Pak	22,689	516,066	(451,683)	640,435
RediTrex	11,459	—	(13,291)	—
Other revenue	178,886	265,047	809,429	1,605,570
Total net revenues	$8,072,540	$9,250,689	$27,665,182	$27,179,600

The Omeclamox-Pak revenue for the first, second and third quarter of 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. In the third quarter of 2021, the amounts noted were normal adjustments by channel partners. Net revenue was negatively impacted by product returns during the periods.

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
Other revenues also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.02 million and $0.1 million for the three months ended September 30, 2021 and 2020, and $0.3 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
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

The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2021 and December 31, 2020, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.3 million and $0.2 million, respectively.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at September 30, 2021 and December 31, 2020. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. At September 30, 2021 and December 31, 2020, total non-current inventory, including Vibativ and ifetroban, was $9.5 million and $11.7 million, respectively. The Company had $0.2 million and $2.1 million of Vibativ finished goods included in non-current inventory at September 30, 2021 and December 31, 2020, respectively. The Company also has obtained $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at September 30, 2021 and December 31, 2020.
At September 30, 2021 and December 31, 2020 the Company's net inventories consisted of the following:

	September 30, 2021	December 31, 2020

Raw materials and work in process	$13,782,630	$16,223,162
Consigned inventory	144,583	128,005
Finished goods	5,812,293	5,943,732
Total inventories	19,739,506	22,294,899
less non-current inventories	(9,476,737)	(11,656,742)
Total inventories classified as current	$10,262,769	$10,638,157

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
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at September 30, 2021 is 1.2 years.
Lease Position
At September 30, 2021 and December 31, 2020 , the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$1,282,275	$2,028,148

Lease Liabilities	September 30, 2021	December 31, 2020
Operating lease current liabilities	$1,094,187	$1,016,779

Operating lease noncurrent liabilities	229,605	1,059,693
Total	$1,323,792	$2,076,472
Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2021	Operating Leases
2021	$295,038
2022	1,019,313
2023	92,478
After 2023	—
Total lease payments	1,406,829
Less: Interest	83,037
Present value of lease liabilities	$1,323,792
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Nine months ended September 30,
	2021	2020
Rent expense	$910,975	$871,441

Sublease income	$526,868	$491,391

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2021 and September 30, 2020, the Company repurchased 326,537 shares and 407,683 shares, respectively, of common stock for approximately $1.0 million and $1.5 million, respectively. At September 30, 2021, approximately $5.2 million of common shares was left to repurchase under this program.
Share purchases and sales
During the Company's March 2021 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company does not currently have an ATM feature in place. Cumberland plans to continue to evaluate the market for its common shares, and if favorable, will further evaluate whether or not to enter into an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the nine months ended September 30, 2021 or September 30, 2020.
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2021 and September 30, 2020, the Company issued 36,850 shares and 230,491 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2021, the Company also issued 174,800 incentive stock options to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in March and May 2031. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations.
Debt Agreement
On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment ("Fifth Amendment") to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The most recent amendment dated October 28, 2021, extends the maturity date three years through October 1, 2024.
Consistent with prior Amendments, the Fifth Amendment provides for a principal balance available for borrowing of up to $15 million. The Company has the right to request an increase of up to an additional $5 million providing a maximum principal available of up to $20 million upon the satisfaction of certain conditions and with the approval of Pinnacle Bank. Also consistent with prior Amendments, the Company is required to maintain either a Funded Debt Ratio covenant or a Tangible Capital Ratio covenant.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at September 30, 2021. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly.
As of September 30, 2021 and December 31, 2020, the Company had $15.0 million in borrowings outstanding under its revolving credit facility. The Company was in compliance with the Tangible Capital Ratio financial covenant as of September 30, 2021.
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
(7) INCOME TAXES
As of September 30, 2021, the Company has approximately $56.5 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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

Balance at December 31, 2020	$8,200,552
Cash payment of royalty during the period	(1,792,573)
Change in fair value of contingent consideration included in operating expenses	(632,646)
Contingent consideration earned and accrued in operating expenses	1,134,333
Balance at September 30, 2021	$6,909,666

The contingent consideration liability of $6.9 million was classified as other current liabilities of $2.6 million and other long-term liabilities of $4.3 million on the condensed consolidated balance sheet as of September 30, 2021.

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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that will take place in late 2021 will result in a $1.0 million milestone payment due to Nordic. This milestone payment will be paid during 2022 and is included as a current liability at September 30, 2021.
Cumberland has approximately $2.7 million in net intangible assets related to RediTrex at September 30, 2021.

Ethyol and Totect
In 2016, Cumberland entered into an agreement with Clinigen for the rights and responsibilities associated with the commercialization of Ethyol in the United States. In 2017, the Company entered into another agreement with Clinigen for the rights and responsibilities associated with the commercialization of Totect in the United States.
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either Ethyol or Totect or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland is receiving $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first four quarterly installments totaling $3.0 million during 2020 and the next three installments totaling $1.5 million during the nine months ended September 30, 2021, as discontinued operations. The Company will record the last remaining quarterly installment in the fourth quarter of 2021.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues	$496,787	$777,916	$1,491,004	$2,334,811
Costs of products sold	—	—	—	—
Selling, Marketing and other	—	—	—	—
Income from discontinued operations	$496,787	$777,916	$1,491,004	$2,334,811

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
•Kristalose® (lactulose) for Oral Solution, a prescription laxative, for the treatment of constipation;
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
Leveraging our infrastructure through co-promotion partnerships - We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand support for Kristalose across the United States.
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

RECENT DEVELOPMENTS
COVID-19 Pandemic
In early 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company has managed through the resulting COVID-19 pandemic, continuing to operate our business – keeping facilities open and our organization intact. We moved quickly to ensure the health and safety of our team. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
Throughout the pandemic, Cumberland faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our business and our clinical studies were impacted, as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. We carefully monitored our supply chain, including the flow of raw materials and the batches of finished products emerging from the facilities that manufacture our products.
Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio that includes other brands that have delivered a strong performance during the pandemic.
Overall, we have been able to continue the delivery of our products while addressing the interests of our shareholders, employees, partners and community.
RediTrex Launch
In late 2019, we received approval from the U.S. Food and Drug Administration (“FDA”) for our New Drug Application for RediTrex, our methotrexate product line. RediTrex is a new line of pre-filled syringes specifically designed for ease of handling and dosing accuracy for the subcutaneous administration of methotrexate in patients with arthritis and psoriasis.
In late 2020, we received initial product supplies and then provided shipments of RediTrex to select accounts. Due to the pandemic, we delayed the national launch of the product, which was implemented during the third quarter of 2021.
RediTrex treats patients with severe, active rheumatoid arthritis, and polyarticular juvenile idiopathic arthritis who have difficulty tolerating or responding to orally delivered methotrexate. It is also approved for symptomatic control of severe, recalcitrant, disabling psoriasis in adults who are not adequately responsive to other forms of therapy.
With more than 54 million Americans living with some form of arthritis, the disease is among the most common causes of work disability in the U.S., according to the CDC. The oral form of methotrexate is typically the first line of treatment for rheumatoid arthritis. As the disease progresses, the dose must be increased to stay effective, often causing intolerable gastrointestinal side effects. Injectable methotrexate has been proven to be more effective than oral delivery, with fewer gastrointestinal reactions. Because of the increased efficacy and tolerability, injectable methotrexate can delay the need to move to costly biologics, lowering overall patient treatment costs. Once disease progression requires the use of biologics, continuing the treatment of injectable methotrexate along with the biologic has been shown to increase overall efficacy.
Other injectable methotrexate options available may not optimally meet the needs of arthritis patients who are offered either a vial and syringe for self-injection, or the use of an expensive autoinjector. The vial and syringe method can be difficult for a patient to handle due to limited dexterity in their hands. Additionally, obtaining the exact dose needed while preventing skin exposure to the caustic methotrexate can be quite challenging for many patients. The autoinjectors provide a better alternative to the vial and syringe, but they remove injection control from the patient and can be painful to administer. They are also the most expensive methotrexate delivery.

ESG Report
In July 2021, we released our second annual Sustainability Report (the "2020 Sustainability Report"), which details Cumberland’s activities pertaining to our environmental, social and governance (“ESG”) matters. After issuing our inaugural ESG report last year (the "2019 Sustainability Report"), we remain committed to sustainability and to maintaining transparency of our corporate operations. As the largest biopharmaceutical company founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
The 2020 Sustainability Report notes that in 2020 we provided nearly 2.5 million patient doses of our products, safely disposed of over 4,000 pounds of expired and damaged products and had no product recalls. We also had no Company brands listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no Company product issues identified by FDA from their Adverse Event Reporting System and no clinical trials terminated due to failure to practice good clinical standards.
The 2020 Sustainability Report also highlights several initiatives we implemented as part of our commitment to delivering high-quality pharmaceutical products to improve patient care. For example, we continued a program to serialize all commercial products sold in the United States, allowing us to track every unit distributed, which helps to prevent counterfeit drugs from entering the market under the Cumberland brand. In addition, through our coupon program, Cumberland can cover up to 90% of patient prescription costs for our gastrointestinal products.
The 2020 Sustainability Report also highlights our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. Cumberland’s workforce is 46% women – and 18% of our employees are minorities.
Ifetroban Clinical Studies
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
Enrollment in these clinical studies was interrupted due to the COVID-19 pandemic. However, many of our clinical study sites have reopened and resumed screening of patients for potential participation into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
In September 2021, our Board of Directors approved a new clinical program for the use of ifetroban to treat Progressive Fibrosing Interstitial Lung Diseases (“PF-ILDs”). Nonclinical studies are complete, and the resulting manuscript has been prepared and submitted for publication. A Phase II clinical study is planned and an application to the FDA is in preparation to support this new clinical program.
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
Renal Colic Study
A clinical trial studying the comparison of intravenous ibuprofen with injectable ketorolac in renal colic pain management demonstrated that ibuprofen is the more rapid-acting drug in controlling pain caused by kidney stones. The study also indicated that the complete relief from pain with ibuprofen was twice as much as that of ketorolac. The findings build upon a body of medical evidence supporting the use of our Caldolor product for the treatment of patient pain.

Hyponatremia Publication
The Health Outcome Predictive Evaluation (HOPE) COVID-19 Registry Analysis, an international study of over 4,000 patients published in November 2020, found that patients hospitalized with COVID-19 had a high risk of developing hyponatremia. These COVID-19 patients also had a higher incidence of mortality due to their hyponatremia. The study results support the use of an intravenous vaptan to treat hyponatremia in critically ill patients afflicted with COVID-19.
Hyponatremia, an imbalance of serum sodium to body water, is the most common electrolyte disorder among hospitalized patients. Our Vaprisol product is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment. Vaprisol has a proven day-1 response rate to normalize serum sodium levels in hyponatremic patients and move them out of the Intensive Care Unit as efficiently as possible.
New Line of Credit
On October 28, 2021, we entered into an amendment to renew our Revolving Credit Loan Agreement with Pinnacle Bank. The amendment extended the term of the loan agreement for a three-year period ending in October 2024. The facility provides for a principal balance available for borrowing up to $15 million and an opportunity to request an increase in availability to $20 million. The interest rate on funds borrowed under the facility ranges from 30-day LIBOR plus 175 to 275 basis points depending on the funded debt ratio.
Vibativ International Agreements
1.On August 25, 2021, we signed an agreement with Verity Pharmaceuticals International Limited to license and commercialize Vibativ in Puerto Rico. Verity is a specialty pharmaceutical company with commercial operations in the U.S. and Canada.
Vibativ is a patented, FDA-approved injectable anti-infective for the treatment of certain serious bacterial infections, including hospital-acquired and ventilator-associated bacterial pneumonia, and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant. In November 2018, Cumberland reached an agreement to acquire Vibativ from Theravance Biopharma and assume global responsibility for the product.
2.SciClone Pharmaceuticals (Holdings) Limited has licensed our Vibativ product for sale and distribution in China. In February 2021, SciClone completed an initial public offering and listing of their shares on the Hong Kong stock exchange. In June 2021, SciClone submitted an application to the Chinese regulatory authority for the approval of Vibativ in that country. In October 2021, we were informed by SciClone that the filing was accepted by the regulatory agency for review. SciClone expects a review period of up to twelve months for their application and believes that the potential for Vibativ in China may be significant.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change
Net revenues	$8,072,540	$9,250,689	$(1,178,149)
Costs and expenses:
Cost of products sold	1,328,027	2,142,839	(814,812)
Selling and marketing	3,800,288	3,587,842	212,446
Research and development	1,453,873	1,230,335	223,538
General and administrative	2,039,799	2,381,273	(341,474)
Amortization	1,013,948	1,117,086	(103,138)
Total costs and expenses	9,635,935	10,459,375	(823,440)
Operating income (loss)	(1,563,395)	(1,208,686)	(354,709)
Interest income	7,394	12,004	(4,610)
Interest expense	(20,021)	(75,210)	55,189
Income (loss) from continuing operations before income taxes	(1,576,022)	(1,271,892)	(304,130)
Income tax (expense) benefit	(7,458)	(3,728)	(3,730)
Net income (loss) from continuing operations	$(1,583,480)	$(1,275,620)	$(307,860)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2021	2020	Change
Products:
Kristalose	$4,012,746	$3,615,557	$397,189
Vibativ	1,896,584	2,813,249	(916,665)
Caldolor	1,255,669	1,416,146	(160,477)
Vaprisol	325,774	406,162	(80,388)
Acetadote	368,733	218,462	150,271
Omeclamox-Pak	22,689	516,066	(493,377)
RediTrex	11,459	—	11,459
Other revenue	178,886	265,047	(86,161)
Total net revenues	$8,072,540	$9,250,689	$(1,178,149)
Net revenues. Net revenues for the three months ended September 30, 2021, were $8.1 million compared to $9.3 million for the three months ended September 30, 2020. As detailed in the table above, net revenue increased for two of our marketed products: Kristalose and Acetadote during the quarter.
Kristalose revenue increased by 11.0% during the third quarter of 2021 to $4.0 million, when compared to the prior year period. The increase was primarily the result of growth in shipments of the product to our wholesale customers.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was an increase of $0.2 million in the product's revenue when compared to the prior year period as a result of higher sales volumes for the Authorized Generic.
Vaprisol revenue was $0.3 million for the third quarter of 2021, a decrease of $0.1 million. This decrease of net sales compared to the third quarter of 2020 is primarily due to cyclical buying trends.
Caldolor revenue was $1.3 million for the third quarter of 2021, a decrease of $0.2 million compared to the same period last year. The decrease was the result of lower international shipments of the product, due to order timing.

Vibativ revenue was $1.9 million for the three months ended September 30, 2021, compared to $2.8 million the same period last year. The decrease was a result of customer buying patterns during the year.
Omeclamox-Pak had no sales for the third quarter of 2021, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties, and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the third quarter of 2021 was positively impacted by various revenue adjustments.
Cost of products sold. Cost of products sold for the third quarter of 2021 and 2020 were $1.3 million and $2.1 million, respectively. Cost of products sold, as a percentage of net revenues, were 16.5% during the three months ended September 30, 2021, compared to 23.2% during the three months ended September 30, 2020. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase of Kristalose product sales.
Selling and marketing. Selling and marketing expense for the third quarter of 2021 increased $0.2 million compared to the prior year period. This increase is primarily attributable to an increase in marketing spending for Kristalose and Vibativ. Lower royalty costs were partially offset by an increase in direct promotional spending, meeting costs and travel expenses during the third quarter of 2021.
Research and development. Research and development costs for the third quarter of 2021 and 2020 were $1.5 million and $1.2 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the third quarter of 2021 were $2.0 million, which were $0.3 million lower than the third quarter of 2020. There were declines in salaries and stock-based compensation expense.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2021	2020
Net revenue	$1,896,584	$2,813,249
Cost of products sold (1)	407,386	945,067
Royalty and operating expenses	455,814	650,500
Vibativ contribution	$1,033,384	$1,217,682
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2021, and three months ended September 30, 2020, totaled approximately $1.0 million and $1.1 million, respectively.
Income taxes. Income tax expense for the three months ended September 30, 2021, was comparable to the income tax expense for the three months ended September 30, 2020.
As of September 30, 2021, we had approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2021 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

RESULTS OF OPERATIONS
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change
Net revenues	$27,665,182	$27,179,600	$485,582
Costs and expenses:
Cost of products sold	5,486,005	6,387,002	(900,997)
Selling and marketing	11,709,445	11,160,924	548,521
Research and development	4,071,638	4,374,392	(302,754)
General and administrative	6,367,438	6,608,321	(240,883)
Amortization	3,354,080	3,284,610	69,470
Total costs and expenses	30,988,606	31,815,249	(826,643)
Operating income (loss)	(3,323,424)	(4,635,649)	1,312,225
Interest income	19,411	70,553	(51,142)
Other income	2,187,140	—	2,187,140
Interest expense	(70,297)	(227,730)	157,433
Income (loss) from continuing operations before income taxes	(1,187,170)	(4,792,826)	3,605,656
Income tax (expense) benefit	(22,375)	(45,423)	23,048
Net income (loss) from continuing operations	$(1,209,545)	$(4,838,249)	$3,628,704

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2021	2020	Change
Products:
Kristalose	$12,286,729	$10,387,046	$1,899,683
Vibativ	8,799,891	8,551,125	248,766
Caldolor	3,734,273	3,677,434	56,839
Vaprisol	1,861,130	790,817	1,070,313
Acetadote	638,704	1,527,173	(888,469)
Omeclamox-Pak	(451,683)	640,435	(1,092,118)
RediTrex	(13,291)	—	(13,291)
Other revenue	809,429	1,605,570	(796,141)
Total net revenues	$27,665,182	$27,179,600	$485,582
Net revenues. Net revenues for the nine months ended September 30, 2021, were $27.7 million compared to $27.2 million for the nine months ended September 30, 2020. As detailed in the table above, net revenue increased for our marketed products: Kristalose, Vibativ, Caldolor and Vaprisol during the first nine months of 2021 resulting in an overall 1.8% revenue increase.
Kristalose revenue was $12.3 million during the first nine months of 2021, an increase of $1.9 million when compared with the prior year period. Revenue increased due to continued strong sales volume from our Foxland distributor and other wholesalers.
Vibativ revenue was $8.8 million for the nine months ended September 30, 2021, an increase of $0.2 million over the same period last year. The 2.9% increase in net revenue was a result of improved sales volume for the product during the first quarter of 2021.
Vaprisol revenue was $1.9 million for the first nine months of 2021, which is an increase of net sales of $1.1 million compared to the first nine months of 2020 primarily due to increased sales volumes which is the result of increased utilization in supporting patients impacted by COVID-19 infections.

Omeclamox-Pak had no sales for the nine months ended September 30, 2021, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the first three quarters of 2021 was negatively impacted by product returns during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a decrease of $0.9 million in the product's year to date revenue for the nine months ended September 30, 2021, when compared to the prior year period as a result of lower sales volumes for our Authorized Generic.
Caldolor revenue was $3.7 million for the first three quarters of 2021, an increase of $0.1 million compared to the same period last year. Domestic shipments of the RTU bag product increased in the third quarter of 2021.
Cost of products sold. Cost of products sold for first nine months of 2021 and 2020 were $5.5 million and $6.4 million, respectively. In 2021, we have realized savings for the Authorized Generic of $0.4 million, Omeclamox-Pak of $0.2 million and Vibativ of $0.3 million.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2021, increased $0.5 million compared to the prior year period. This increase is primarily attributable to increases in royalty costs as well as an increase in direct sales promotion costs and dispensing fees.
Research and development. Research and development costs were $4.1 million for the first nine months of 2021 compared to $4.4 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products. We experienced a decrease in study activity and salaries offset by an increase in our consulting fees.
General and administrative. General and administrative expense for the nine months ended September 30, 2021, remained consistent with $6.4 million from $6.6 million during the nine months ended September 30, 2020. In 2021, we experienced lower salary and non cash stock based compensation expense.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2021	2020
Net revenue	$8,799,891	$8,551,126
Cost of products sold (1)	2,542,348	2,765,812
Royalty and operating expenses	1,725,889	1,403,677
Vibativ contribution	$4,531,654	$4,381,637
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2021, and nine months ended September 30, 2020, totaled approximately $3.4 million and $3.3 million, respectively.
Income taxes. Income tax expense (benefit) for the nine months ended September 30, 2021, as a percentage of income (loss) from continuing operations before income taxes, was 1.9% compared to 0.9% for the nine months ended September 30, 2020.

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
The following table summarizes our liquidity and working capital as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$25,843,231	$24,753,796

Working capital (current assets less current liabilities)	$29,270,145	$24,302,146
Current ratio (multiple of current assets to current liabilities)	2.6	1.9

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months ended September 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$4,382,763	$4,561,140
Investing activities	(475,098)	(1,441,768)
Financing activities	(2,818,230)	(4,685,477)
Net increase (decrease) in cash and cash equivalents	$1,089,435	$(1,566,105)
The net $1.1 million increase in cash and cash equivalents for the nine months ended September 30, 2021, was primarily attributable to cash provided by operating activities, partially offset by cash used in investing and financing activities. Cash provided by operating activities of $4.4 million was positively impacted by decreases in inventory of $2.6 million and accounts receivable of $2.5 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $4.0 million. Operating activities were also offset by the decrease in accounts payable of $2.9 million and the forgiveness of our PPP Loan of $2.2 million. Cash used in investing activities was the result of additions to intangibles of $0.2 million and the payment of $0.2 million to the WHC JV. Our financing activities included the $1.0 million in cash used to repurchase shares of our common stock as well as the $1.8 million used for the payment of royalties to Theravance for sales of Vibativ.
The net $1.6 million decrease in cash and cash equivalents for the nine months ended September 30, 2020, was primarily attributable to cash used in investing and financing activities. Cash provided by operating activities of $4.6 million was positively impacted by decreases in inventory of $1.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $4.3 million. Cash used by investing activities was the result of additions to intangibles of $1.8 million, including the payment of $1.0 million for RediTrex, equipment of $0.1 million and partially offset by proceeds from surrender of life insurance policies of $0.4 million. Our financing activities included the net repayment of $1.5 million on our revolving line of credit, the $1.6 million in cash used to repurchase shares of our common stock as well as the $0.8 million used for the repurchase of a portion of CET's shares.

Debt Agreement
On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment ("Fifth Amendment") to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The most recent amendment dated October 28, 2021, extends the maturity date three years through October 1, 2024.
Consistent with prior Amendments, the Fifth Amendment provides for a principal balance available for borrowing of up to $15 million. The Company has the right to request an increase of up to an additional $5 million providing a maximum principal available of up to $20 million upon the satisfaction of certain conditions and with the approval of Pinnacle Bank. Also consistent with prior Amendments, the Company is required to maintain either a Funded Debt Ratio covenant or a Tangible Capital Ratio covenant.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at September 30, 2021. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly.
As of September 30, 2021 and December 31, 2020, the Company had $15.0 million in borrowings outstanding under its revolving credit facility. The Company was in compliance with the Tangible Capital Ratio financial covenant as of September 30, 2021.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2021 and 2020, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2021.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment of the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at September 30, 2021. As of September 30, 2021, we had $15.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2021 and 2020. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the three months ended September 30, 2021, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended September 30, 2021:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs		Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July	39,264		$3.28	$5,273,299
August	24,424		2.98	5,200,518
September	12,720	(1)	2.84	5,164,448
Total	76,408
(1) Of this amount, 281 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1*		Fourth Amendment to Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement, dated as of October 28, 2021, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	November 12, 2021	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer