Form 10-K
period 2021-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2022-03-11
CIK 1087294

_________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Cumberland Pharmaceuticals Inc. has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Cumberland Pharmaceuticals Inc. is a non-accelerated filer and a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not a shell company.

Cumberland Pharmaceuticals Inc. has not filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared and issued its audit report.

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 was $23,775,019. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 7, 2022 was 14,840,330.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2022 annual meeting of shareholders.
_________________________________________________________________________________________________________

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I
Item 1. Business.
THE COMPANY
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. We are dedicated to providing innovative products that improve the quality of care for patients and address poorly met medical needs.
Our primary target markets are hospital acute care, gastroenterology, rheumatology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases, that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States and are establishing a network of international partners to register and provide our medicines to patients in their countries.
Our portfolio of brands approved for marketing by the U.S. Food and Drug Administration (“FDA”) includes:
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
•Sancuso® (granisetron) transdermal system, for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment;
•Vaprisol® (conivaptan) injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia; and
•Vibativ® (telavancin) injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections.
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease, 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease (“AERD”), a severe form of asthma.
Cumberland has built core competencies in both the development and commercialization of pharmaceutical products. We have established the capabilities needed to acquire, develop and commercialize branded pharmaceuticals in the U.S. and believe we can leverage this existing infrastructure to support our expected growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
Our business development team identifies, evaluates, and negotiates product acquisition, licensing and co- promotion agreements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our products. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability and delivery of our products.

COVID-19 Pandemic
In early 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. The Company has managed through the resulting pandemic, continuing to operate our business – keeping facilities open and our organization intact. We moved quickly to ensure the health and safety of our team. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
Throughout the pandemic, Cumberland has faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were also impacted, as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. We carefully monitored our supply chain, including the flow of raw materials and the batches of finished products emerging from the facilities that manufacture our products.
Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio that includes other brands that have delivered a strong performance during the pandemic.
Despite the challenges of operating during a pandemic, Cumberland has remained committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We continued to build our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates and acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges, while our team has remained responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission. Overall, we have been able to continue the delivery of our products while addressing the interests of our shareholders, employees, partners and community.
ESG Report
In July 2021, we released our second annual Sustainability Report (the “2020 Sustainability Report”), which details Cumberland’s activities pertaining to our environmental, social and governance (“ESG”) matters. After issuing our inaugural ESG Report the prior year (the “2019 Sustainability Report”), we remain committed to sustainability and to maintaining transparency of our corporate operations. As the largest biopharmaceutical company founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
The 2020 Sustainability Report notes that during that year we provided nearly 2.5 million patient doses of our products, safely disposed of over 4,000 pounds of expired and damaged products and had no product recalls. We also had no Company brands listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no Company product issues identified by the FDA’s Adverse Event Reporting System and no clinical trials terminated due to failure to practice good clinical standards.
The 2020 Sustainability Report also highlights our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported that women represented 46% of Cumberland’s workforce – and 18% of our employees were minorities.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. Our Annual Reports (on Form 10-K), Quarterly Reports (on Form 10-Q), Current Reports (on Form 8-K) and all material press releases are available on our website as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission, (“SEC”). These filings are also available to the public at www.sec.gov.

PRODUCTS

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori Infection and Related Duodenal Ulcer Disease	Marketed
RediTrex®	Arthritis and Psoriasis	Marketed
Sancuso®	Nausea and Vomiting Associated with Chemotherapy	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Marketed
Vibativ®	Serious Bacterial Infections	Marketed
Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of liver toxicity associated with acetaminophen poisoning. Cumberland developed and obtained U.S. FDA approval for Acetadote, and then introduced the product through our hospital sales force.
Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the U.S., and Acetadote has become a standard of care for treating this potentially life-threatening condition.
Acetadote received U.S. FDA approval as an orphan drug, which provided seven years of marketing exclusivity from the date of approval. That exclusivity has since expired.
In connection with the FDA's approval of Acetadote, we committed to certain post-marketing activities for the product. Completion of our first Phase IV commitment resulted in the FDA's approval of expanded labeling for the product for use in pediatric patients. Completion of our second Phase IV commitment resulted in further revised labeling for the product with FDA approval of additional safety data.
Completion of our third and final Phase IV commitment culminated in the FDA’s approval of a new formulation for the product. The next generation formulation, contains no ethylene diamine tetracetic acid (“EDTA”) or other stabilization agent, chelating agent or preservative. Cumberland introduced this new Acetadote formulation replacing the original form of the product which we no longer manufacture.
The FDA subsequently approved updated labeling for Acetadote revising the product's indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance is now included for patients weighing over 100 kg, and new language was added to alert health care providers that, in certain clinical situations, therapy should be extended for some patients.
The United States Patent and Trademark Office (the “USPTO”) issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I – “Business - Trademarks and Patents” - of this Form 10-K. The FDA has approved several abbreviated new drug applications (ANDA) filed by various generics companies referencing Acetadote. Those products all possess the old formulation containing EDTA.

We entered into an agreement with Perrigo Company resulting in the distribution of our Authorized Generic acetylcysteine injection (our “Authorized Generic”) product. Both Acetadote and our Authorized Generic utilize the new, EDTA-free formulation.
An Illinois judge issued a final ruling in favor of Cumberland Pharmaceuticals Inc. in a patent case associated with Acetadote. By ruling in Cumberland’s favor, the court upheld the validity of the patent that encompasses our EDTA-free formulation. The court also granted a permanent injunction preventing challengers from marketing a generic version of our proprietary Acetadote product formulation before the expiration of Cumberland’s patent in August 2025. An Appeals Court affirmed the District Court ruling in the Company's favor upholding Cumberland's Acetadote patent and expressly rejected the validity challenge.
During 2021, we continued to distribute our Acetadote brand, however our Authorized Generic product is now distributed through Padagis US LLC (formerly a division of Perrigo Company).
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over 900 adult patients to develop the data to support our FDA submission for the product's registration. Following a priority review, the FDA approved Caldolor for marketing in the U.S..
A non-steroidal anti-inflammatory drug (“NSAID”), the product was indicated for use in adults as a sole treatment for the management of mild to moderate pain and for the management of moderate to severe pain as an adjunct to opioid analgesics. It was also the first FDA approved intravenous therapy for treating fever.
We then launched Caldolor and continue to promote the product in the U.S. through our hospital sales force.
We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those clinical trials involved another 1,000 adult and pediatric patients. These studies included data on a shortened infusion time and pre-surgical administration of the product. To address our Phase IV commitment to the FDA, these studies also included evaluation of the product for the reduction of fever in hospitalized children and the treatment of pain in children undergoing tonsillectomy surgeries.
We then received FDA approval for the use of Caldolor in pediatric patients 6 months of age and older. Caldolor is the first and only injectable non-steroidal anti-inflammatory drug approved for use in children. We subsequently initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to 6 months of age. Enrollment in that study was completed in 2019.
In early 2018, we completed and filed the application for FDA approval of a next generation Caldolor product featuring an improved presentation and formulation which was approved in January 2019. The new, premixed presentation provides healthcare professionals a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption. It is provided in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low sodium formulation for injection that is ready to use. It is the first and only FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial for dilution in addition to the ready-to-use bag.
In January 2020, we initiated a full-scale launch of this ready-to-use product. Unfortunately, the launch was impacted by the COVID-19 pandemic and the resulting postponement of elective surgeries. Nonetheless, we expect an improved performance of the product after the pandemic abates and more accounts gain access to the new presentation.
During 2021, we distributed both the vial and the ready-to-use premixed bag presentations of Caldolor. In November 2021 the FDA approved our submission to expand the labeling for Caldolor to include administration of the product prior to surgery. During our clinical studies we found that the product delivered its best results when dosed prior to surgery, reducing both patient pain as well as their need for opiates.

Kristalose®
Kristalose is a prescription laxative administered orally for the treatment of acute and chronic constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient acceptance and compliance. It is the only prescription laxative available in pre-measured powder packets.
Kristalose dissolves easily in 4 ounces of water, offering patients a virtually taste-free, grit-free and essentially calorie-free alternative to lactulose syrups. We conducted a preference study which indicated that 77% of patients surveyed prefer the taste, consistency and portability of Kristalose over similar products in syrup forms.
We acquired the assets and exclusive rights to Kristalose through a series of transactions, then assembled a dedicated field sales force which re-launched the product as a Cumberland brand. We directed our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists and internists. We supplemented this personal promotion with telemarketing campaigns to expand our reach and support of the product. Using preference data as a cornerstone of our marketing efforts, we repositioned the brand, enhancing patient affordability through a coupon program and expanded managed care coverage for the product.
We added a co-promotion partner, Poly Pharmaceuticals, who is promoting Kristalose to physician targets not covered by our field sales forces. We then added another partner, Foxland Pharmaceuticals, Inc., who is repackaging Kristalose and featuring it with additional new physician targets.
During 2021 we continued to support Kristalose through our field sales force as well as our partnerships with Poly Pharmaceuticals and Foxland Pharmaceuticals, Inc.
Omeclamox®-Pak
Many ulcers of the gastrointestinal tract are caused by an infection from the Helicobacter pylori (“H. pylori”) bacterium. Omeclamox-Pak is a branded prescription product used for the treatment of these infections and the related duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin.
Omeclamox-Pak was the first FDA approved triple therapy combination medication to contain omeprazole as the proton pump inhibitor, which works to decrease the amount of acid the stomach produces. Clarithromycin and amoxicillin are both antibiotic agents that hinder the growth of the H. pylori bacteria. Interaction of these agents allows the stomach lining to heal effectively. The medications are packaged together on convenient daily dosing cards, making it simple to follow the twice a day dosing before meals.
We acquired the assets and exclusive rights to Omeclamox-Pak through a series of transactions and re-launched the product as a Cumberland brand supported by our field sales force.
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of COVID-19, and their operations are currently suspended. As a result we depleted our inventory of the product and notified the FDA that the product is currently unavailable. We are awaiting resumption of those operations, while also exploring other alternatives to restart the product’s packaging.
RediTrex®
We have entered into an exclusive license and supply agreement to register and commercialize a methotrexate product line in the United States. RediTrex is a new line of pre-filled syringes specifically designed for ease of handling and dosing accuracy for the subcutaneous administration of methotrexate in patients with arthritis and psoriasis.
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
In December 2019, we received FDA approval for RediTrex and began planning for a launch of the product line. In late 2020, we received initial product supplies and then provided shipments of RediTrex to select accounts. Due to the pandemic, we delayed the national launch of the product, which was then implemented during the fourth quarter of 2021.
Sancuso®
At the end of 2021, we entered into an agreement with Kyowa Kirin to acquire the U.S. assets and rights to Sancuso® (granisetron transdermal system), an FDA-approved oncology supportive care medicine. This transaction closed in January 2022.
Sancuso® is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment for their cancer. The active drug in Sancuso®, granisetron, slowly dissolves in the thin layer of adhesive that sticks to the patient’s skin and is released into their bloodstream over several days, working continuously to prevent chemotherapy-induced nausea and vomiting (CINV). It is applied 24 to 48 hours before receiving chemotherapy and can prevent CINV for up to five consecutive days. Alternative oral treatments must be taken several times (day and night) to deliver the same therapeutic doses.
In early 2022 we assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing, and medical support activities. Kyowa Kirin will retain international rights, continuing to deliver the product to address oncology patients’ needs throughout the rest of the world. In January 2022, we began shipments of the product and formed a new sales force, Cumberland Oncology, to support the brand.
Vaprisol®
We acquired the assets and rights to Vaprisol, a prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment.
Hyponatremia, an imbalance of serum sodium to body water, is the most common electrolyte disorder among hospitalized patients. These electrolyte disturbances occur when the sodium ion concentration in the plasma is lower than normal and are often associated with a variety of critical care conditions including congestive heart failure, liver failure, kidney failure and pneumonia. Vaprisol raises serum sodium to appropriate levels and promotes free water secretion. Our Vaprisol product is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment. It has a proven day-one response rate to normalize serum sodium levels in hyponatremic patients and move them out of the Intensive Care Unit as efficiently as possible.

Vaprisol is supported by our hospital sales division. Demand for the product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and have notified the FDA that supplies of the product are not currently available. We have transferred manufacturing of the product to a new manufacturing facility, and await the submission and FDA approval for the new facility before resuming shipments. We are also exploring alternatives for providing an interim supply to the market while awaiting the needed approval.
Vibativ®
In November 2018, the Company announced an agreement to acquire the Vibativ assets and assume global responsibility for the brand including the related marketing, distribution, manufacturing and regulatory activities. In early 2021 we introduced the Cumberland-packaged product, which is supported by our hospital sales force.
Vibativ is a patented, FDA-approved injectable anti-infective. It is designed to treat serious infections due to Staphylococcus aureus (S. aureus) and other Gram-positive bacteria, including Methicillin-resistant Staphylococcus aureus (MRSA) and Methicillin-sensitive Staphylococcus aureus (MSSA). Vibativ addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Vibativ can serve as a potentially life-saving treatment in patients with hospital-acquired and ventilator-associated pneumonia resulting from infections including the flu and COVID-19.
Pneumonia caused by secondary bacterial infections is common among patients with viral respiratory infections. The risk of such infections grows as hospitals see more patients with respiratory symptoms due to COVID-19. Research shows that hospital-acquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”) have historically accounted for 22% of common hospital-acquired infections. Methicillin-sensitive and methicillin-resistant S. aureus (“MSSA” and “MRSA”) are important disease-causing pathogens in these cases.
While many recently introduced antibiotics are quickly losing the battle to fight the bacteria they were designed to kill because those bacteria have become drug-resistant, Vibativ was specifically designed to kill drug-resistant bacteria.
The molecule of an existing antibiotic to which bacteria had developed a resistance, vancomycin, was altered by adding a lipophilic (fat-loving) component and a hydrophilic (water-loving) component. The lipophilic addition increases Vibativ’s ability to penetrate the cell wall and inhibits the formation of new cell walls (the development of new and/or additional cell walls is the most common way that bacteria become resistant to drugs). The hydrophilic addition increases Vibativ’s penetration into tissue – so it is able to attack infections that are not reachable by other antibiotics. In comparison to vancomycin, Vibativ is 32 times more potent against MRSA strains when tested under in vitro conditions. Further, in clinical trials, Vibativ demonstrated superior cure rates of patients with hospital- acquired bacterial pneumonia.
PIPELINE
Ifetroban Clinical Studies
Ifetroban is a selective thromboxane-prostanoid receptor (“TPr”) antagonist dosed in nearly 1,400 subjects and found to be safe and well tolerated in healthy volunteers and various patient populations. We are currently sponsoring a series of Phase II clinical programs to evaluate our ifetroban product candidates in 1) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles.
Enrollment in our clinical studies was interrupted due to the COVID-19 pandemic. However, many of our clinical study sites have reopened and resumed screening of patients for potential participation into our studies during 2021. We also closed unproductive sites and opened qualified replacements during the year. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.

Follows is more information about the clinical programs in which we are evaluating ifetroban:
Aspirin-Exacerbated Respiratory Disease ("AERD")
We have completed the manufacturing and initiated clinical development of an oral formulation of ifetroban under the brand name Boxaban®. We are evaluating this candidate for patients suffering from Aspirin-Exacerbated Respiratory Disease ("AERD"), also known as Samter’s Triad, a chronic medical condition that consists of three clinical features: asthma, sinus disease with nasal polyposis and sensitivity to aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Approximately one in 20 asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community. There is no U.S. approved pharmaceutical treatment for AERD.
Preclinical studies at Harvard revealed that ifetroban blocks all features of the asthma reaction triggered by aspirin highlighting the important role of TPr in AERD. Our Harvard collaborators were awarded a $5 million National Institutes of Health grant to evaluate oral ifetroban in approximately 45 AERD patients undergoing aspirin desensitization in a phase II clinical trial. Patient enrollment in this trial is well underway.
We completed an initial Phase II clinical study at several U.S. medical centers led by the Scripps Research Institute entitled, A Multicenter, Double-blind, Randomized, Placebo-Controlled Trial to Determine the Safety of Oral Ifetroban in Patients with a History of AERD. That study randomized 16 subjects 3:1 (ifetroban: placebo), demonstrated no safety concerns and provided several signals of efficacy. A follow-on phase II study designed to evaluate the safety and efficacy of eight weeks of oral ifetroban entitled, A Phase 2 Multicenter, Double-blind, Randomized, Placebo- Controlled Trial to Evaluate Oral Ifetroban in Subjects with Symptomatic Aspirin Exacerbated Respiratory Disease (AERD), was then initiated. The study is progressing with patient enrollment ongoing at multiple U.S. sites.
Systemic Sclerosis ("SSc")
Next, we initiated the clinical development of ifetroban oral capsules under the brand name Vasculan® for the treatment of Systemic sclerosis, also called scleroderma. It’s a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, including the heart, as well as vascular dysfunction. SSc has a high morbidity and the highest case-specific mortality of any rheumatic disorder with 50% of patients dying or developing major internal organ complications within three years of diagnosis. Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs including the cardiovascular system.
Cardiac involvement associated with SSc is often underestimated due to its subtle and atypical presentation. Despite the cardiovascular events associated with its elevated mortality at later stages of the disease, overt signs are suggestive of advance disease including myocardial or pericardial inflammation, heart failure and pulmonary arterial hypertension (PAH).
Our Vanderbilt collaborators completed preclinical studies demonstrating TPr blockade with ifetroban prevents cardiac fibrosis and can restore cardiac function in animal models of PAH.
The FDA cleared our IND application to evaluate 12 months of oral ifetroban (Vasculan) in a 34-subject phase II trial entitled, A Phase II Randomized, Double-Blind, Placebo-Controlled Study to Assess the Safety and Efficacy of Ifetroban in Patients with Diffuse Cutaneous Systemic Sclerosis or Systemic Sclerosis-Associated Pulmonary Arterial Hypertension. Enrollment in this study is also well underway and includes patients with diffuse cutaneous SSc, as well as those with pulmonary arterial hypertension associated with their SSc.
Duchenne Muscular Dystrophy ("DMD")
We also initiated the clinical development of oral ifetroban under the brand name Dyscorban® for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a rare and fatal disease caused by a genetic defect which leads to inexorable muscle damage. Cardiomyopathy is the leading cause of death in DMD patients. TPr and its ligand, isoprostanes, are found to have increased in DMD patients.

Preclinical studies by our Vanderbilt collaborators demonstrated TPr blockade by ifetroban prevented cardiac dysfunction and improved mortality in several animal models of muscular dystrophy. These results published in the Journal of the American Heart Association suggest TPr activation contributes to DMD cardiomyopathy and blockade with ifetroban may serve as a novel therapeutic for DMD patients.
The FDA cleared Cumberland’s application to evaluate 12 months of oral ifetroban (Dyscorban) in a Phase II study entitled, A Randomized, Double-Blind, Placebo-Controlled, Multiple Dose Study with an Open-Label Extension to Determine the Safety, Pharmacokinetics and Efficacy of Oral Ifetroban in Subjects with Duchenne Muscular Dystrophy. With medical centers across the U.S. screening patients, our clinical study is enrolling those with 48 ambulatory and non-ambulatory DMD, 7 years of age and older with stable cardiac function.
Cumberland was awarded just over $1 million in federal funding to support this clinical trial, which is the first DMD clinical study awarded FDA Orphan Product Development funding. As a result of the COVID-19 pandemic and its global impact on clinical research in 2020, the FDA awarded a supplemental grant in support of our Phase II DMD study.
Progressive Fibrosing Interstitial Lung diseases (“PF-ILDs”)
In September 2021, our Board of Directors approved a new clinical program for the use of ifetroban to treat Progressive Fibrosing Interstitial Lung Diseases (“PF-ILDs”). Nonclinical studies are complete, and the resulting manuscript was prepared and submitted for publication in 2021. A Phase II clinical study is planned and an application to the FDA is in preparation to support this new clinical program.

Other Ifetroban Programs
We have also completed Phase II clinical programs with ifetroban in patients with Hepatorenal Syndrome (“HRS”) and patients with Portal Hypertension (“PH”). Additional preclinical and pilot clinical studies of ifetroban are underway, including several investigator-initiated trials.
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
We have completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA. A Phase II study has been initiated and patient enrollment is complete. We have also completed the clinical study report, filed it with the FDA and are now determining the next steps for this program.

GROWTH STRATEGY
Cumberland's growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently feature eight, including Sancuso, FDA products approved for sale in the United States. Through our international partners, we are also working to bring our medicines to patients in their countries. Additionally, we look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
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
Specifically, we are seeking long-term sustainable growth by:
Supporting and expanding the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. We will continue to explore opportunities for label expansion to bring our products to new patient populations. As examples, we have secured pediatric approval, expanding the labeling for both our Acetadote and Caldolor brands.
Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ and Sancuso are examples of this strategy.
Progressing clinical pipeline and incubate future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing though our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with early-stage drug development activities with CET. CET partners with universities and other research organizations to develop promising, early-stage product candidates, which Cumberland has the opportunity to further develop and commercialize.
Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the U.S.
Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to develop and expand our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins, and a strong balance sheet.

SALES AND MARKETING
Cumberland's sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing executives direct our national marketing campaigns and maintain key national account relationships. They also manage our dedicated hospital, field and oncology sales forces – which are comprised of approximately 60 sales professionals.
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
We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our established position in the hospital market provided the rationale for adding Vibativ as our first infectious disease product that complements our hospital product line. Our strategy has been to focus our hospital sales team on select, high priority accounts.
Gastroenterology and rheumatology market: We promote Kristalose, Omeclamox-Pak and RediTrex through a dedicated field sales team addressing a targeted group of physicians who are large prescribers of the products. Because the markets for gastrointestinal and rheumatology diseases are broad in patient scope, yet relatively narrow in physician base, we believe they provide opportunities that can be penetrated with a modest sized sales force. We believe that we can increase market share for these products through our sales and marketing activities.
Oncology market: In early 2022, we formed a new oncology sales force to promote our Sancuso brand. This division is initially comprised of seven individuals who formerly supported Sancuso for Kyowa Kirin. This organization targets key oncologists and clinics across the U.S. and is comprised of both insider and field based sales professionals. This initial group can be expanded through additional personnel or augmented through a co-promotion partner.
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
Our national accounts team is responsible for key large buyers and related marketing programs. This team maintains relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, out-patient centers, state and federal government purchasers and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2021:

2021
Customer 1	27%
Customer 2	24%
Customer 3	20%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote	Australia and New Zealand	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Seqirus (a CSL company)	Caldolor	Australia and New Zealand	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India, Pakistan, Bangladesh and Nepal	Marketed
GerminMED	Caldolor	Qatar	Marketed
R-Pharm JSC	Vibativ	Russia	Marketed
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
WinHealth Pharma Group Co.	Caldolor & Acetadote	China and Hong Kong	Development
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
During 2021, we worked to support our existing international partners, conclude unproductive arrangements and identify new companies to represent our products in select additional territories.

BUSINESS DEVELOPMENT
Since inception, we have had an active business development initiative focused on acquiring rights to marketed products and product candidates that fit our strategy and target markets. We source business development opportunities through our international network of advisory firms and individual pharmaceutical industry and medical advisors. A multi-disciplinary internal management team reviews these opportunities on a regular basis using a group of selection criteria. We have historically focused on product opportunities that are a strategic fit with our commercial organization, development expertise and medical focus, employing a variety of transaction structures.
We have continued to build our product portfolio of complementary, niche brands largely through product acquisitions and late-stage development of product candidates.
Our primary targets are under-promoted, FDA - approved drugs with existing brand recognition and late-stage development product candidates that address unmet or poorly met medical needs in the hospital acute care and gastroenterology, rheumatology and oncology markets. We believe that by focusing mainly on approved or late-stage products, we can minimize the significant risk, cost and time associated with drug development.
We continue to strategically review our brands, pipeline and capabilities, as well as our international partners. We believe that it is prudent to continually evaluate our product portfolio, partners, and organization in order to ensure a proper focus and the needed supporting capabilities.
International Partners
D.B. Pharm Korea Co., Ltd. (“D.B. Pharm”) has licensed our Caldolor product for the South Korean market, and they obtained regulatory approval for Caldolor in their country. During 2021 D.B. Pharm continued to purchase supplies of Caldolor and distributed the brand in South Korea. We have also entered into agreements with D.B. Pharm to register and commercialize our Vaprisol and Vibativ brands in their country. During 2021 we worked with them to prepare the submissions for the approval of each brand there.
We have executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. Under the terms of the agreement, WinHealth will provide development milestone payments and purchase supplies of the products following their registration in China.
We also entered into a Strategic Alliance agreement with WinHealth to explore future business opportunities that will further the mission and goals of each organization. Founded in Hangzhou, China and currently headquartered in Hong Kong, WinHealth has developed a wide breadth of capabilities including drug licensing, product development and registration, and has established a strong network of distribution and sales promotional capabilities for the Chinese market. WinHealth has established partnerships with international companies that include Boehringer-Ingelheim, Janssen, Novartis, Pfizer, and Roche, generating several hundred million dollars in sales annually.
In August 2020, we entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets.
R-Pharma JSC (“R Pharma”) has licensed our Vibativ product for a territory that includes Russia and a number of adjacent countries in Eastern Europe. R-Pharma is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow and focusing in a wide breadth of therapeutic areas in the specialty and hospital care markets, R-Pharma generates $1 billion in annual revenue. R-Pharma has registered Vibativ in Russia and during 2021 continued to purchase supplies of the product for that market. In late 2021 we entered into a new agreement with R-Pharma for the terms associated with the supply of Vibativ for greater Russian territory.

SciClone Pharmaceuticals (Holdings) Limited (“SciClone”) has licensed our Vibativ product for sale and distribution in China and several adjacent countries. In February 2021, SciClone completed an initial public offering and listing of their shares on the Hong Kong stock exchange.
In June 2021, SciClone submitted an application to the Chinese regulatory authority for the approval of Vibativ in that country. In October 2021, we were informed by SciClone that the filing was accepted by the regulatory agency for review. SciClone expects a review period of up to twelve months for their application and believes that the potential for Vibativ in China may be significant.
In August 2021, we signed an agreement with Verity Pharmaceuticals International Limited (“Verity”) to license and commercialize our Vibativ product in Puerto Rico. Verity is a specialty pharmaceutical company with commercial operations in the U.S. and Canada. They have a particular strength and experience in the Puerto Rican market.
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
Nordic License Agreement
We acquired the exclusive U.S. rights to Nordic Group B.V.'s injectable methotrexate product line. The product line is approved for patient use in various European countries. Cumberland has registered and is commercializing the methotrexate products under the brand name RediTrex. The products are designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis. Following the FDA approval for RediTrex, we began introducing the product line during 2020 and commenced the full national launch in October 2021.
Clinigen Strategic Dissolution Agreement
We previously entered into an agreement with the Clinigen Group plc ("Clinigen"), an international specialty pharmaceutical and services company, to commercialize select Clinigen products in the U.S. In May 2016, we announced an agreement with Clinigen to acquire an exclusive license and commercialize Ethyol® in the U.S. We then announced in January 2017, our second agreement with Clinigen to acquire an exclusive license and launch Totect® in the U.S.
During May 2019, following a strategic review of our partners, products and organization, we entered into a Dissolution Agreement with Clinigen in which Cumberland returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the amended Dissolution Agreement we transitioned from our current arrangement with Clinigen effective December 31, 2019. Under the terms of the agreement, Cumberland was no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products. In exchange for the return of these product license rights and not competing with either product, we received $5 million in financial consideration paid over the two- years ending December 31, 2021.

CET University Collaboration Agreements
Through CET, we collaborate with a select group of academic research institutions located in the mid-south region of the U.S. to identify, co-develop and seek grant funding for promising biomedical technologies emerging from those research institutions. CET is collaborating with Vanderbilt University, the University of Mississippi, the University of Tennessee Research Foundation, Louisiana State University, and the Medical University of South Carolina. CET has entered into a series of agreements to access and collaborate on the development of innovative product candidates. These arrangements enable CET to team with university-based researchers to advance their scientific discoveries and breakthroughs by designing new product candidates to improve patient care and address unmet medical needs. CET has been able to help secure federal small business grant funding to support these various projects.
In addition, CET operates a Life Sciences Center in downtown Nashville to house its own research and development activities while providing laboratory space for other biomedical ventures.
CLINICAL AND REGULATORY AFFAIRS
We have in-house capabilities for the management of our clinical, professional and regulatory affairs. Our team develops and manages our clinical trials, prepares regulatory submissions, manages ongoing product-related regulatory responsibilities and manages our medical information call center. Team members have been responsible for devising the regulatory and clinical strategies for all our products as well as obtaining FDA approvals for Acetadote, Caldolor and RediTrex brands.
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
•monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices ("GMPs"), Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), and performing periodic audits of such vendors; and
•maintaining systems for document control, product and process change control, customer complaint.

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
Additionally, in May 2020, we announced the publication of two studies confirming the continued in vitro potency of telavancin. Both publications were part of continued surveillance of telavancin activity since 2011. The first publication tested a global collection of 24,408 Gram-positive clinical isolates, and the second publication tested a U.S. collection of 15,882 S. aureus isolates. Both studies documented the sustained in vitro antimicrobial activity and spectrum of telavancin—many years after its clinical approval—against Gram-positive clinical isolates collected worldwide over seven years, from 2011 through 2017.
Caldolor Clinical Manuscripts
In July 2020, we announced a study published in the Journal of Orthopedic Trauma, evaluating the efficacy of Caldolor administration in the management of acute pain in orthopedic trauma patients. The study also measured Caldolor’s ability in minimizing opioid use. This single-center, randomized, double-blind, placebo-controlled study found that Caldolor (ibuprofen) Injection reduced the quantity of opioids required to manage pain after a traumatic injury with fracture. In addition, the time to first narcotic medication was longer in the Caldolor group than with hospital standard of care. Pain was also managed better in the Caldolor group compared to standard of care narcotics.
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
Renal Colic Study
During 2021, we report results from a clinical trial studying the comparison of intravenous ibuprofen with injectable ketorolac in renal colic pain management demonstrated that ibuprofen is the more rapid-acting drug in controlling pain caused by kidney stones. The study also indicated that the complete relief from pain with ibuprofen was twice as much as that of ketorolac. The findings build upon a body of medical evidence supporting the use of our Caldolor product for the treatment of patient pain.
Hyponatremia Publication
During 2021 we also reported on The Health Outcome Predictive Evaluation (“HOPE”) COVID-19 Registry Analysis. It was an international study of over 4,000 patients published in November 2020, found that patients hospitalized with COVID-19 had a high risk of developing hyponatremia. These COVID-19 patients also had a higher incidence of mortality due to their hyponatremia. The study results support the use of an intravenous vaptan to treat hyponatremia in critically ill patients afflicted with COVID-19.
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
Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have three Phase II clinical programs underway evaluating our ifetroban product candidates in 1) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. Investigational New Study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
We have also completed two pilot Phase II studies involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure and 2) patients with Portal Hypertension associated with chronic liver disease. There were no significant safety issues identified with the use of ifetroban in these patients.
Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
Enrollment in our clinical studies was interrupted during 2021 and 2020 due to the COVID-19 pandemic. Many of our clinical study sites have reopened and resumed screening of patients for potential enrollment into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.

New Hospital Product Candidate Study
Cumberland was responsible for the formulation, development and FDA approval of both Acetadote and Caldolor. Our Medical Advisory Board has helped us identify additional opportunities that address unmet or poorly met medical needs. As a result, Cumberland has successfully designed, formulated and completed preclinical studies for a cholesterol reducing agent for use in the hospital setting.
We previously completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA.
A Phase II study has been initiated and patient enrollment completed. We have completed the study report, filed it with the FDA and are now determining the next steps for this product development program.
Additional Testing Program
Cumberland entered into a non-clinical evaluation agreement, to test one of our products against bacterial strains utilizing the preclinical services program funded by the Division of Microbiology and Infectious Diseases (“DMID”), part of the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), which is part of the Department of Health and Human Services (“HHS”), an agency of the U.S. Government.
CORPORATE DEVELOPMENT
Cumberland Foundation
We have formed the Cumberland Pharma Foundation (the “Foundation”) to provide the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as an independent, nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors is comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
We initially provided a grant of 50,000 shares of our common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation, with most of the shares expected to be held for the opportunity to realize long term appreciation to support the Foundation’s future.
The Foundation maintains independent financial statements and its contributions will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2021, we provided approximately $25,000 in cash contributions to the Foundation.
Cumberland Health and Wellness Political Action Committee
We have also formed the Cumberland Health and Wellness Political Action Committee (the “PAC”). The objective of the PAC is to support candidates and policies that are consistent with Cumberland’s mission of advancing patient care. The PAC’s activities will be at the local, state and federal level and conducted in a bi-partisan manner.
The initial committee membership is comprised of Cumberland Pharmaceuticals employees. The PAC received initial funding from us, and future funding will include voluntary individual contributions from Cumberland Pharmaceuticals directors and employees.

MANUFACTURING AND DISTRIBUTION
Manufacturing
We partner with third parties for certain non-core, capital-intensive capabilities, including the manufacturing and distribution of our products. We manage these third-party relationships and are responsible for the quality review and release of each lot of our products.
Acetadote®
We have an agreement with one manufacturer, who provided commercial supplies of Acetadote in 2021.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2021 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also had manufacturing relationships with two packagers who provided finished supplies of the product for commercial and sampling purposes during 2021. We will continue with one of those facilities in 2022.
Omeclamox-Pak®
During 2020, the packager for Cumberland’s Omeclamox-Pak product encountered financial difficulties due to the economic impact of COVID-19, and their operations suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. We informed the FDA of a shortage of the Omeclamox-Pak in October 2020, and have not provided a date for the availability of new inventory.
RediTrex®
In 2016, we entered into an agreement to acquire the exclusive U.S. rights to an injectable methotrexate product line of pre-filled syringes. In 2019, we received FDA approval for the product line. Our licensor is responsible for providing us the packaged and labeled commercial supply of the product.
Sancuso®
As part of the acquisition of Sancuso, we obtained an initial supply of finished goods inventory. The agreement with the manufacturer of Sancuso was assigned to us and there are additional lots planned for 2022 which will provide us with additional supplies. The production is in the process of being moved to one of the manufacturer’s other facilities. Data is being developed to support the transfer which will require FDA approval.
Vaprisol®
As part of the acquisition of Vaprisol, we obtained a significant existing supply of raw material inventory. We reached an agreement during 2020 with a new manufacturer to provide us with long - term supplies of the product. We subsequently completed the transfer of the product’s manufacturing to the new facility in 2021. We informed the FDA that supplies of the product are not currently available and are awaiting approval for that new facility.
Vibativ®
Through our acquisition of Vibativ, we obtained a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacture of the product and completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility.

Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. In 2021, Cardinal Health Specialty Solutions has exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.
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
Caldolor®
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

Vibativ®
We own numerous U.S. patents and related international patents for Vibativ. These patents were acquired in our November 2018 acquisition of certain product rights, intellectual property and related assets of Vibativ from Theravance. Three Vibativ patents are listed in the FDA Orange Book. U.S. Patent number 7,531,623 (the “623 Vibativ Patent”) is scheduled to expire in January 2027 and includes composition of matter claims that encompass the Vibativ drug substance as well as methods for preparing the Vibativ drug substance.
Sancuso®
We are the owner of U.S. Patent number 7,608,282 (the “282 Sancuso Patent”) for Sancuso. This patent was acquired in our December 2021 acquisition, that closed in January 2022, of certain product rights, intellectual property and related assets of Sancuso from Kyowa Kirin, Inc. The 282 Sancuso Patent is listed in the FDA Orange Book and is scheduled to expire in January 2025. The 282 Sancuso Patent includes composition of matter claims that encompass the Sancuso drug product as well as methods of using Sancuso for treatment and/or prophylaxis.
Remaining Products
We have no issued patents for our Vaprisol, RediTrex, Omeclamox-Pak and Kristalose products. We have multiple granted patents relating to our ifetroban products and patent applications pending with the USPTO.

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
In addition to the injectable analgesic products above, many companies are developing analgesics for specific indications such as migraine and neuropathic pain, oral extended-release forms of existing narcotic and non-narcotic products, as well as those with new methods of delivery such as transdermal. We are not aware of any approved injectable products indicated for the treatment of fever in the U.S. other than Caldolor and Ofirmev.
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
RediTrex®
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
Sancuso®
Sancuso is the only transdermal patch FDA approved for the management of chemotherapy induced nausea and vomiting (CINV). Each patch delivers up to 5 days of treatment with granisetron, a standard of care for CINV, through the skin. Recommended treatment suggests the patch be applied 24 to 48 hours prior to chemotherapy treatment and remain in place for 5 days.
While there are no other transdermal products available to treat CINV, there are a large number of generic and branded oral products as well as a limited number of injectables. Cumberland considers the oral branded products to be the most important competition including Akynzeo, Emend Oral, Varubi, Zuplenz, and Kytril.

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
GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the needed market approvals for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. For more information, see "Risks Relating to Government Regulation" in Part I, Item 1A of this Form 10K.
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
The FDA and associated regulations detail the requirements at each step. The FDA uses a few special mechanisms to expedite drug development and the review process when a drug might address an unmet need or a serious disease or condition. Those mechanisms include accelerated approval, fast track and priority reviews and the newer designation, breakthrough therapy.
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
The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. While the FDA's PDUFA 2021 Performance Report showed a continued increase in the percentage of first-cycle approval letters for new molecular entities rising from 56% for FY 2009 to preliminary reports of 100% for FY 2021, we cannot be certain that timely first-cycle approvals will be maintained by the FDA.
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
In addition, PDUFA imposes annual program fees. An applicant will be assessed annual prescription drug program fees for prescription drug products, incurring a fee for each strength of a drug product. An applicant may not be assessed more than five prescription drug program fees for a fiscal year for prescription drug products identified in a single approved application.
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
Medicaid Rebate Rate: Under the Medicaid Drig Rebate probram we currently are required to provide rebates for covered outpatient drugs that are dispensed to Medicaid beneficiaries. In addition, we also are required to participate in the Public Health Service's 340B drug pricing program, which requires us to agree to charge no more than a designated ceiling price for covered outpatient drugs that are dispensed to community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.
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
Build Back Better Act and Other Proposed Legislation: The Build Back Better Act ("BBBA") was introduced in the 117th Congress and included provisions that were intended to lower the price of prescription drugs, including granting the Medicare program the authority to negotiate prescription drug prices and imposing tax penalties on drug manufacturers if the price of drugs increase too rapidly. Ultimately the BBBA was not enacted, however, future legislative initiatives are likely to include provisions targeted at containing costs in the presccription drug market.
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
In addition to these U.S. laws, we are subject to similar laws that govern our marketing practices and financial arrangements with heath care providers and otherwise are intended to prohibit illicit kickbacks and bribery, including the Foreign Corrupt Practices Act.
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
HIPAA and Other Data Protection Laws
In the United States, we and our collaborators are subject to numerous federal and state privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996. These laws include obligations related to protecting the privacy and security of health-related personal information, including information that we may obtain through the clinical trial process. In addition, similar laws and regulations exist in Europe and other jurisdictions, including the European Union's General Data Protection Regulation.
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
EMPLOYEES
As of December 31, 2021, we had 83 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital and field sales personnel in particular. To that end, we work with qualified search firms to identify talent, we measure and adjust compensation levels to remain competitive and we work closely with team members to support their success.

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
•The extent of the impact of the novel coronavirus (COVID-19) pandemic, including the duration and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our key products;
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
The list above contains many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider this list to be a complete statement of all potential risks and uncertainties. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors, included herein.

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

RISKS RELATED TO OUR BUSINESS
Risks Related to the COVID-19 pandemic, natural disasters, public health epidemics, and other events beyond our control.
Our business has been adversely impacted by the COVID-19 pandemic which has affected more than 200 countries and has significantly disrupted the day-to-day activities of both individuals and companies. We rely on individuals and third-party organizations around the world to supply components, manufacture and distribute our products, and execute our clinical trials. We have and may continue to experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the ongoing COVID-19 pandemic.
The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have had a significant adverse impact on economic and market conditions around the world, including the United States. The impact of the COVID-19 pandemic continues to evolve. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, generating positive investment returns or effectively managing risks. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.
An adverse development regarding our products could have a material and adverse impact on our future revenues and profitability.
Our product portfolio currently includes eight brands: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, Vibativ, RediTrex and Sancuso. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products, could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability including:
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
•The continued availability of adequate supplies of our products to meet demand:
•Weakened demand for our products; and

•Unforeseen or serious adverse effects outside of those specified in current product labeling being attributed to any of our approved products.
Acetadote may be used to treat acetaminophen overdosess. The FDA has previously requested prescribers and manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each tablet or capsule. The FDA requested this action to protect consumers from the risk of severe liver damage which can result from excess acetaminophen which may reduce the number of acetaminophen overdoses which could result in a lower demand for Acetadote. If the demand for Acetadote decreases, it could have an adverse impact on our future revenues and profitability.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to review and approve new products and otherwise affect the FDA’s ability to perform routine functions. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.
Separately, in response to the continuing COVID-19 pandemic and the spread of the Omicron variant, on December 29, 2021, the FDA announced its intention to again postpone surveillance inspections of most foreign and domestic manufacturing facilities with no definitive target date for resuming routine inspection activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and emerging variants. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If any manufacturer or partner we rely upon fails to supply our products in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.
We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our products could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell our products as planned. Furthermore, if we encounter delays or difficulties with contract manufacturers in producing our products, the distribution, marketing and subsequent sales of these products could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands. The recent COVID-19 pandemic has and may continue to create issues for our third party-manufacturers and introduce delays in our manufacturing process.

Acetadote: We have an agreement with one manufacturer to provide commercial supply of Acetadote. If this manufacturer is unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Acetadote.
Caldolor: We have agreements with multiple manufacturers for the supply of Caldolor and during 2021 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Caldolor.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility through a complex process. It would be particularly difficult to find a new manufacturer of the Kristalose active pharmaceutical ingredient on an expedited basis. We also have manufacturing relationships with two packagers who provided finished supplies of Kristalose for commercial and sampling purposes during 2021. We will be continuing the packaging of Kristalose with one of those packagers going forward. If the manufacturing or packaging facilities are unable to produce useable or marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inablty to meet demand for Kristalose.
Omeclamox-Pak: Our packager for Omeclamox-Pak encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. In October 2020, we informed the FDA of a shortage of the Omeclamox-Pak which continues. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for Omeclamox-Pak.
Vaprisol: In 2018, the manufacturer of Vaprisol informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is providing us with a multi-year supply. We are currently working with a new manufacturer to provide us with long term supplies of the product. In February 2022, we notified the FDA of a shortage of Vaprisol If we are unable to produce additional marketable inventory in sufficient quantities, in the required time frame, we could suffer an inability to meet demand for Vaprisol.
Vibativ: Through our acquisition of Vibativ, we acquired a multi-year supply of raw material, work in process and finished goods inventory. In 2020, we completed the transfer of Vibativ manufacturing activities to a new supplier. If we are unable to continue to obtain marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Vibativ.
RediTrex: Under our licensing and distribution agreement for the product, our licensor is responsible for providing us the packaged and labeled commercial supply of the RediTrex product. If we are unable to obtain marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for RediTrex.
Sancuso: As part of the acquisition of Sancuso in January 2022, we obtained an initial supply of finished goods inventory and work in progress. The continued production of Sancuso is in the process of being moved to one of the current manufacturer’s other facilities. Data is being developed to support the transfer which will require FDA approval. If the FDA does not approve the new facility and we are unable to obtain marketable inventory n sufficient quantities, we could suffer an inability to meet demand for Sancuso.
In addition, all manufacturers of our products and product candidates must comply with current good manufacturing practices, ("GMPs"), enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products must be unable to comply with GMP requirements and with other FDA, state, and foreign regulatory requirements.
We have no control over our manufacturers’ compliance with these regulations and standards. If our third-party manufacturers do not comply with these requirements, we could be subject to Fines and civil penalties; suspension of production or distribution; suspension or delay in product approval; product seizure or recall; and withdrawal of product approval.

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
We have added six products to our portfolio of brands through acquisitions. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or preclinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
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
Our ifetoban product candidates have not been approved for sale and may never be successfully commercialized.
We anticipate that a portion of our future revenue growth may come from sales of our ifetroban product candidates. However, none of these products have been approved by the FDA for marketing, and these product candidates are still subject to risks associated with their development. Drug development is a long, expensive and inherently uncertain process with a high risk of failure at every stage of development, and results of earlier studies and trials may not be predictive of future trial results
The FDA has cleared our IND's for the ifetroban product candidates as we evaluate them as treatments for these conditions. Delays in the enrollment and completion of the clinical studies could significantly delay commercial launch and affect our product development costs. Moreover, results from the clinical studies may not be favorable.
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
Our financial success depends, in part, on the availability of adequate reimbursement from third-party healthcare payors. Such third-party payors include governmental health programs such as Medicare and Medicaid, managed care providers and private health insurers. Third-party payors are increasingly challenging the pricing of medical products and services, while governments continue to propose and pass legislation designed to reduce the cost of healthcare. Adoption of such legislation could further limit reimbursement for pharmaceuticals. In addition, as part of the Build Back Better Act (“BBBA”) proposed legislation, provisions intended to lower the price of prescription drugs, including permitting Medicare to negotiate the price of prescription drugs once they have been on the market for a fixed number of years, and imposing a tax penalty on drug manufacturers if the price of their drugs increase faster than the rate of inflation are possible At this time no assurances can be given that these measures, or subsequent legislative proposals, will not have an adverse effect on our revenues in the future. Future cost control initiatives, legislation, and regulations could decrease the price that we receive for our products, which would limit our revenue and profitability.
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
Many managed healthcare organizations control the pharmaceutical products included on their formulary lists. Having products listed on these formulary lists creates competition among pharmaceutical companies which, in turn, has created a trend of downward pricing pressure in our industry. In addition, many managed care organizations are pursuing various ways to reduce pharmaceutical costs and are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. Our products might not be included on the formulary lists of managed care organizations, and downward pricing pressure in our industry generally could negatively impact our operations.
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
We are a relatively small company, and we depend to a great extent on principal members of our management, scientific staff, and sales representatives and managers. If we lose the services of any key personnel, in particular, A.J. Kazimi, our Chief Executive Officer, or other members of senior management it could have a material adverse effect on our business prospects. Mr. Kazimi, plays a key role in several operational and strategic decisions such that any loss of his services due to death or disability would adversely impact our day-to-day operations. We have a life insurance policy covering the life of Mr. Kazimi. We have entered into agreements with each of our employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and suppliers for one year after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends on our ability to attract and retain highly qualified scientific, technical, sales and managerial personnel and research partners. Competition among pharmaceutical companies for qualified employees is intense, and we may not be able to retain existing personnel or attract and retain qualified staff in the future. If we experience difficulties in hiring and retaining personnel in key positions, we could suffer from delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect operating results. The recent COVID-19 pandemic has introduced additional challenges in the retention and hiring of key personnel.
The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2021, we had 83 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product or product candidate and may have to limit its commercialization.
We face an inherent risk of product liability lawsuits related to the testing of our product candidates and the commercial sale of our products. An individual may bring a liability claim against us if one of our product candidates or products causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Liability claims may result in decreased demand for our products; injury to our reputation; withdrawal of clinical trial participants; significant litigation costs; substantial monetary awards to or costly settlement with patients; product recalls; loss of revenue; and the inability to commercialize our product candidates.
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
Our business and operations would suffer in the event of system failures, security breaches, including any cybersecurity incidents, adverse events or other disruptions within our information technology infrastructure at our corporate headquarters; or in the event of intellectual property infringement.
Our business depends on effective, secure and operational information systems which include systems provided by external contractors and other service providers. Despite the implementation of security measures, our computer systems and information technology infrastructure, including those resources at our corporate headquarters, are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Our business is at risk from and may be impacted by information security incidents, including ransomware, malware, phishing, social engineering, and other security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or malicious acts. These events can occur on our systems or on the systems of our partners and subcontractors.
In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers. We also maintain personally identifiable information of our employees in our data centers and on our networks. The secure processing and maintenance of this information is critical to our operations. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems would have a substantial and material negative effect on our operations. Furthermore, any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.
While we continue to invest in data protection and information technology, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If we are subject to cyber-attacks or security breaches, this could result in business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and financial condition, results of operations and cash flows. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our products or product candidates may be delayed. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and financial condition, results of operations and cash flows.
Our information systems and applications also require maintenance, upgrading and enhancement to meet our operational needs. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems and increases in administrative expenses.
As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by breaches, including unauthorized access to proprietary information and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of customers if security breaches are not prevented.
We believe that our subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.
We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third party, if at all, or cause the third party to commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.
We license our products globally; therefore, we may have exposure to foreign regulatory requirements and fluctuations in foreign currency exchange rates.
Continued foreign licensure inherently subjects us to a number of risks and uncertainties, including:
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
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we continue to develop internationally, our exposure to these factors will increase.
We may decide not to commercialize one of our drug candidates once it obtains regulatory approval if we determine that commercialization of that product would require more capital and time than we are willing to invest.
Even if any of our drug candidates receives regulatory approval, it could be subject to matters such as post-regulatory surveillance, additional clinical trials or testing, reformulation, changes in labeling, warnings to the public, recall, competition from similar or superior products, and lack of sufficient payor reimbursement by insurance companies or Medicare. As a result, we may not commercialize or continue to commercialize a product that has obtained regulatory approval.
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
•product recalls;
•reputational damage and decreased demand for our products; and
•expenditure of significant time and resources that would otherwise be available for operating our business.

RISKS RELATING TO GOVERNMENT REGULATION
Virtually all aspects of our business activities are regulated by government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution, promotion and sampling, advertising of our products, and disposal of waste products arising from such activities are subject to governmental regulation. These activities are regulated by one or more of the FDA, the Federal Trade Commission, ("FTC"), the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, ("EPA"), as well as by comparable agencies in foreign countries. These activities are also regulated by various agencies of the states and localities in which our products are sold. For more information, see “ Business—Government Regulation" in Part I, Item 1 of this Form 10-K.
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
Certain regulatory changes or decisions could make it more difficult for us to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements or violate healthcare laws, a regulatory agency may take the following actions, among others:
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
We must comply with the CREATES Act.
There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, FDA and FTC have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives.
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
We must comply with the Physician Payment Sunshine Act.
We are required to comply with the United States Physician Payment Sunshine Act, which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to The Centers for Medicare & Medicaid Services ("CMS"). In addition, some states require reporting information concerning payments to health care providers or other transfers of value by drug manufacturers beyond the requirements of the Federal Sunshine Act. Cumberland has implemented a series of policies and procedures for every employee involved in the data collection process, and has systems in place to capture the data, which is verified by an outside firm that specializes in reporting the payments. Cumberland has also established a system to ensure that data was reported completely, in the correct format, and on time. Despite these policies, procedures and systems, we cannot assure you that we will collect and report all data accurately. If we fail to accurately report this information, we could suffer severe penalties.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B program, and other governmental pricing programs and have obligations to report the average sales price for certain of our drugs to CMS. These programs and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change over time.
In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS, could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results.
We may be subject to foreign, federal, and state data privacy and security laws, and failure to protect our information systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.
In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information and could apply to our operations or the operations of our collaborators and third-party providers. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, the California Consumer Privacy Act, or CCPA, was enacted in 2020. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. These changes may lead to additional costs and increase our overall risk exposure.
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
We may be involved in lawsuits to protect or enforce our trademarks or for allegedly infringing the trademark rights of others, which could be costly and time consuming.
We own certain trademark registrations for each of our branded pharmaceutical products as well as for our corporate name and logo. We have applied for trademark registration for other various names and logos. We also may have common law trademark rights in unregistered names, phrases, and logos under which we market or offer certain products and services. Over time, we intend to obtain and maintain registrations on trademarks that remain valuable to our business.
Third parties may oppose registration of our federal trademark applications. Further, we could be involved in lawsuits for allegedly infringing the rights of others with respect to their prior-existing trademarks. These lawsuits or opposition proceedings can be costly and time-consuming. A significant adverse ruling in any such lawsuit could put our trademarks at risk of being invalidated and could compromise the issuance of our existing trademark applications.
Competitors may infringe on our trademarks or the trademarks of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file trademark infringement claims, which can be expensive and time-consuming. In addition, in a trademark infringement proceeding, a court may decide that a trademark registration of ours is not valid or is unenforceable, or may refuse to stop the other party from using the mark or a mark that is similar to our registered mark at issue on the grounds that the competitor’s use of the mark is not confusingly similar to our registered trademark. An adverse result in any litigation or defense proceeding could put one or more of our trademark registrations at risk of being invalidated or interpreted narrowly and could put our trademark applications at risk of not registering.
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
See also “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” Fluctuation in operating results, particularly if not anticipated by investors and other members of the financial community, could add to volatility in our stock price. The COVID-19 coronavirus has negatively impacted the financial markets and may create additional risk for our customers and their ability to pay for our products.

Our focus on acquisitions as a growth strategy has created intangible assets whose amortization could negatively affect our results of operations.
Our total assets include intangible assets related to our acquisitions. As of December 31, 2021, intangible assets relating to products, which are being amortized, represented approximately 28% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
As of December 31, 2021, our officers and directors control approximately 41.6 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
We may not be able to maintain our listing on the NASDAQ Global Select Market (“NASDAQ”), which could have a material adverse effect on us and our stockholders.
The standards for continued listing on NASDAQ include, among other things, that the minimum bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. If the closing bid price of our common stock were to fail to meet NASDAQ’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock. The delisting of our common stock from NASDAQ could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
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
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2021, we were in compliance with the Tangible Capital Ratio financial covenant of the Revolving Credit Agreement. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2021, we did not have any outstanding interest rate swap contracts.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2021, we leased approximately 25,500 square feet of office space in Nashville, Tennessee for our corporate headquarters. The lease expires in October 2022. On November 15, 2021, we entered into a lease for 16,631 rentable square feet of space at the new Broadwest development in Nashville, Tennessee for our corporate headquarters. The lease commences on the earlier of November 1, 2022, the date on which we take occupancy of the leased premise, or the date on which we receive a temporary or permanent certificate of occupancy for the leased premise. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
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
Item 3. Legal Proceedings.
Please see the discussion of our Acetadote patent defense legal proceedings contained in Part 1, Item 1, Business -Patents, Trademarks and Other Intellectual Proprietary Rights, of this Form 10-K, which is incorporated by reference herein. Please see discussion of Melinta Litigation in Note 22 Commitments and Contingencies contained in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 7, 2022, we had 84 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 7, 2022 was $2.97 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2016 to the Nasdaq Composite and a composite of seven Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company. The graph assumes an initial investment of $100 on December 31, 2016, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In January 2019, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 438,359 shares, 503,626 shares and 623,478 shares of common stock for approximately $1.4 million, $1.8 million and $3.5 million, and during the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the activity, by month, during the fourth quarter of 2021:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	33,071		$2.74	33,071	$5,073,858
November	35,095	(1)	$2.56	35,095	$4,984,063
December	43,656		$4.68	43,656	$4,779,633
Total	111,822
(1) Of this amount, 1,162 shares were repurchased directly in private purchases at the then-current fair market value of common stock.

Item 6. Reserved.
None.

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

EXECUTIVE SUMMARY
We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. We are dedicated to providing innovative products that improve the quality of care for patients and address poorly met medical needs.
Our commercial portfolio includes eight branded products approved for marketing by the U.S. Food and Drug Administration (“FDA”) - Acetadote®, Caldolor®, Kristalose®, Omeclamox®-Pak, RediTrex®, Sancuso®, Vaprisol® and Vibativ®.
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for 1) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a fatal, genetic neuromuscular disease, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma.
Our primary target markets are hospital acute care, gastroenterology, rheumatology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States and are establishing a network of international partners to register and provide our medicines to patients in their countries.
We have established the capabilities needed to acquire, develop and commercialize branded pharmaceuticals in the U.S. and believe we can leverage this existing infrastructure to support our expected growth.
Our management team consists of pharmaceutical industry veterans with significant experience in their areas of responsibility. Our business development team identifies, evaluates, and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our products. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability of our products.
The following is a summary of our 2021 highlights and recent developments. For more information, please see Part I, Item I, Business, of this Form 10-K.
•Agreement to acquire the U.S. rights to Sancuso® (granisetron transdermal patch), an FDA-approved oncology supportive care medicine.
•FDA approval of expanded labeling for our Caldolor® product (intravenously delivered ibuprofen), for use prior to surgery.
•Commencement of the national launch of our RediTrex® product line (prefilled methotrexate syringes).
•Agreement to relocate our corporate headquarters to the new Broadwest campus in the West End/Vanderbilt corridor in Nashville, with a move planned for late 2022.
•Extension of our line of credit with Pinnacle Bank for a new three-year term, and expansion of the facility for up to $20 million.
•Renewal of our At-the-Market facility, for up to $19 million in equity financing.
•Continuation of our share repurchase initiative along with a group of our Board members purchasing shares through trading plans in the market, in order to add to their holdings in the company.
•Publication of a series of study results and patient case studies in support of several of our brands.
•The release of our second annual Sustainability Report, which details the company’s activities pertaining to its environmental, social and governance (ESG) matters.

COVID-19 Pandemic
In early 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. The company has managed through the resulting pandemic, which included stay-at-home orders, the emergence of new variants, compliance with differing federal, state and local guidelines, among other challenges, to continue to operate our business – keeping facilities open and our organization intact. We moved quickly to ensure the health and safety of our team. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
Throughout the pandemic, Cumberland has faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were also impacted, as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. We carefully monitored our supply chain, including the flow of raw materials into and the batches of finished products emerging from the facilities that manufacture our products.
Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio that includes other brands that have delivered a strong performance during the pandemic.
Despite the challenges of operating during a pandemic, Cumberland has remained committed to our mission of providing innovative products that improve the quality of care for patients. We continued to build our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates and acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges, while our team has remained responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission. Overall, we have been able to deliver our products while addressing the interests of our shareholders, employees, partners and community.
ESG Report
In July 2021, we released our second annual Sustainability Report, which details Cumberland’s activities pertaining to our environmental, social and governance (“ESG”) matters. After issuing our inaugural ESG Report the prior year, we remain committed to sustainability and to maintaining transparency of our corporate operations. We hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
The Sustainability Report notes that during that year we provided nearly 2.5 million patient doses of our products, safely disposed of over 4,000 pounds of expired and damaged products, and had no product recalls. We also had no Company brands listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no Company product issues identified by the FDA’s Adverse Event Reporting System and no clinical trials terminated due to failure to practice good clinical standards.
The Sustainability Report also highlights our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported that women represented 46% of Cumberland’s workforce – and 18% of our employees were minorities.
Cybersecurity
The Company has taken appropriate steps to monitor an adequate level of cybersecurity. The Company is insured against cyber attacks and has appropriate detection and mitigation controls in place.
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since our inception. The Company’s common shares are listed on the Nasdaq stock exchange, our website address is www.cumberlandpharma.com and our various filings are available to the public at www.sec.gov.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that are not determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, inventory, intangible assets and goodwill, research and development accounting, contingent consideration liability, provision for income taxes and share-based payments.
Revenue Recognition
We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 606. Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance in the form of Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (ASC 606).
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other income was approximately 2.6% percent of net revenues in 2021, 4.3% in 2020, and 5.8% in 2019 respectively.
Our financial statements reflect accounts receivable allowances of $0.3 million and $1.0 million at December 31, 2021 and 2020, respectively, for chargebacks and early pay discounts for products.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2021	2020	2019

Balance, January 1	$4,063,435	$4,593,167	$4,961,631
Current provision	12,127,410	13,453,894	13,081,251
Actual product returns and credits issued	(12,510,168)	(13,983,626)	(13,449,715)
Balance, December 31	$3,680,677	$4,063,435	$4,593,167

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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for fee for services and product returns represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $3.7 million, $4.1 million and $4.6 million as of December 31, 2021, 2020 and 2019, respectively. Of these amounts, our estimated liability for fee for services represented $1.0 million, $1.0 million and $1.4 million, respectively, while our accrual for product returns totaled $1.9 million, $1.7 million and $1.9 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.4 million for the years ended December 31, 2021, 2020 and 2019. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million for the years ended December 31, 2021, and 2020 and $0.3 million for the year ended December 31, 2019.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2021, in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
Non-current inventories consist of API which typically has an extended life and selected finished good products with extended life longer than one year.

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
We issue restricted stock and incentive stock option awards to employees, directors and consultants. Compensation expense for restricted equity awards granted to employees and directors is generally equal to the fair market value of the underlying common stock on the date of grant. If a sufficient disincentive for nonperformance does not exist at the date of grant, the compensation cost is remeasured at each reporting date at the then-current fair market value of the underlying common stock until the award vests.
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

RESULTS OF OPERATIONS
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table presents the statements of operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020	Change
Net revenues	$35,985,043	$37,441,134	$(1,456,091)
Costs and expenses:
Cost of products sold	8,811,248	8,653,020	158,228
Selling and marketing	15,015,424	14,765,465	249,959
Research and development	5,684,465	5,773,825	(89,360)
General and administrative	9,780,026	10,196,299	(416,273)
Amortization	4,371,300	4,434,120	(62,820)
Total costs and expenses	43,662,463	43,822,729	(160,266)
Operating income (loss)	(7,677,420)	(6,381,595)	(1,295,825)
Interest income	26,081	75,345	(49,264)
Other income	2,187,140	—	2,187,140
Interest expense	(98,031)	(263,627)	165,596
Income (loss) before income taxes	(5,562,230)	(6,569,877)	1,007,647
Income tax (expense) benefit	(34,891)	(55,902)	21,011
Net income (loss) from continuing operations	$(5,597,121)	$(6,625,779)	$1,028,658
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2021	2020	Change
Products:
Kristalose	$15,993,658	$15,567,562	$426,096
Vibativ	11,704,062	10,870,990	833,072
Caldolor	4,970,301	5,336,943	(366,642)
Acetadote	850,993	1,874,206	(1,023,213)
Omeclamox-Pak	(388,657)	257,088	(645,745)
Vaprisol	1,859,581	1,077,227	782,354
RediTrex	55,321	856,657	(801,336)
Other	939,784	1,600,461	(660,677)
Total net revenues	$35,985,043	$37,441,134	$(1,456,091)
Net revenues. Net revenues for the year ended December 31, 2021 were approximately $36.0 million compared to $37.4 million for the year ended December 31, 2020, representing a decrease of $1.5 million or 3.9%. As detailed in the table above, net revenue increased during the 2021 period for three of our marketed products: Kristalose, Vibativ and Vaprisol. The improvement was led by Vibativ which delivered $0.8 million in revenue growth, followed by Vaprisol, which delivered an additional $0.8 million during 2021 compared to 2020. Our largest product, Kristalose, contributed $0.4 million in incremental revenue.

These increases were offset by decreased net sales of Caldolor, Acetadote, Omeclamox-Pak and RediTrex.
We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. In exchange for the return of these product license rights and associated non-compete provision, Cumberland received $5 million in financial consideration paid over the two-years following the return date. The final four installments totaling $2.0 million due from Clinigen were recorded during the year ended December 31, 2021, as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Kristalose revenue increased by $0.4 million, or 2.7%, compared to December 31, 2020 primarily as a result of improved sales volume for the product.
Vibativ revenue was $11.7 million compared to $10.9 million in the prior year. This $0.8 million or 7.7% increase in net revenue was a result of improved sales volume for the product.
Caldolor revenue experienced a 6.9% decrease to $5.0 million during the year ended December 31, 2021 compared to $5.3 million in the same period last year. This decrease in Caldolor revenue for the year ended December 31, 2021 was the result of lower domestic shipments of the product, significantly impacted by COVID-19 and a reduction in elective surgeries.
Vaprisol revenue increased $0.8 million during the year ended December 31, 2021 compared to the prior year period due primarily to increased sales of the product.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2021, the Acetadote net revenue decreased $1.0 million compared to the prior year due to a reduction in sales volume, primarily impacting the Authorized Generic.
Omeclamox-Pak revenue decreased $0.6 million during the year ended December 31, 2021 compared to the prior year. The decrease was due to ownership changes at our packager which resulted in a tempoary out of stock situation.
Reditrex revenue decreased $0.8 million in 2021 compared to 2020. Our wholesale customers initially stocked the product in Q420, but we delayed the launch until October 2021 due to pandemic delays and supply issues.
Cost of products sold. Cost of products sold for the year ended December 31, 2021 were $8.8 million compared to $8.7 million in the prior year. As a percentage of net revenues, cost of products sold were 24.5% compared to 23.1% during the prior year. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the increase in sales of Vibativ. The Vibativ inventory sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018. The increase in costs of product sold expense was due to the write off of expired inventory.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2021 were $15.0 million compared to $14.8 million in the prior year, which was an increase of $0.2 million. This increase was primarily a result of increases in direct promotional spending.
Research and development. Research and development costs for the year ended December 31, 2021 were $5.7 million, compared to $5.8 million last year, representing a decrease of $0.1 million. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products. During 2021, we experienced a decrease in study activity which was partially offset by increases in our annual FDA user fees.
General and administrative. General and administrative expenses for the year ended December 31, 2021 were $9.8 million compared to $10.2 million in the prior year. The decrease resulted from a decrease in legal and professional fees as well as lower stock based compensation during the period partially offset by corporate bonuses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2021	2020
Net revenue	$11,704,062	$10,870,990
Cost of products sold (1)	4,814,464	3,366,201
Royalty and operating expenses	2,011,458	1,952,348
Vibativ contribution	$4,878,140	$5,552,441
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2021 totaled approximately $4.4 million consistent with the prior year.
Income taxes. Income taxes totaled $34,891 for the year ended December 31, 2021 and $55,902 for the year ended December 31, 2020.

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
Net revenues. Net revenues for the year ended December 31, 2020 were approximately $37.4 million compared to $34.4 million for the year ended December 31, 2019, representing an increase of $3.1 million or 8.9%. As detailed in the table above, net revenue increased during the 2020 period for four of our marketed products: Kristalose, Vibativ, Caldolor and Vaprisol. The improvement was led by largest product, Kristalose which delivered $2.7 million in revenue growth, followed by Vibativ, which delivered an additional $2.2 million during 2020 compared to 2019. Our newest product, at the time, RediTrex, contributed $0.9 million in incremental revenue during the year.
These increases were partially offset by decreased net product sales of Acetadote and Omeclamox-Pak.

We returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen effective January 1, 2020. As a result, the 2019 revenues and expenses associated with the products are combined and reclassified into discontinued operations in our financial statements. In exchange for the return of these product license rights and associated non-compete provision, Cumberland is receiving $5 million in financial consideration paid over the two-years following the return date. The first four installments totaling $3.0 million due from Clinigen were recorded during the year ended December 31, 2020, as discontinued operations. We do not incur expenses associated with these payments from Clinigen.
Kristalose revenue increased by $2.7 million, or 20.7%, compared to December 31, 2019 primarily as a result of improved sales volume for the product.
Vibativ revenue was $10.9 million compared to $8.7 million in the prior year. This $2.2 million or 25.1% increase in net revenue was a result of improved sales volume for the product.
Caldolor revenue experienced a 2.2% increase to $5.3 million during the year ended December 31, 2020 compared to $5.2 million in the same period in the prior year. This increase in Caldolor revenue for the year ended December 31, 2020 was the result of an increase in international shipments when compared to the prior year, which were partially offset by lower domestic shipments of the product, significantly impacted by COVID-19 and a reduction in elective surgeries.
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
Research and development. Research and development costs for the year ended December 31, 2020 were $5.8 million, compared to $6.9 million in the prior year, representing a decrease of $1.1 million. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products. During 2020, we experienced a decrease in study activity which was partially offset by increases in our annual FDA user fees.
General and administrative. General and administrative expenses for the year ended December 31, 2020 were $10.2 million compared to $10.0 million in the prior year. The increase resulted from an increase in legal and professional fees partially offset by lower stock based compensation during the period.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2020	2019
Net revenue	$10,870,990	$8,691,550
Cost of products sold (1)	3,366,201	2,716,305
Royalty and operating expenses	1,952,348	1,609,564
Vibativ contribution	$5,552,441	$4,365,681
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
Amortization. Amortization expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2020 totaled approximately $4.4 million compared to $4.1 million in the prior year. The increase in expense was attributable to the amortization of additional product rights and capitalized patents.
Income taxes. Income taxes totaled $55,902 for the year ended December 31, 2020 and were an income tax benefit of $79,316 for the year ended December 31, 2019.

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
At December 31, 2021 and December 31, 2020, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2021	2020

Cash and cash equivalents	$27,040,816	$24,753,796
Total cash and cash equivalents	$27,040,816	$24,753,796

Working capital (current assets less current liabilities)	$26,409,053	$24,302,146
Current ratio (multiple of current assets to current liabilities)	2.4	1.9

Revolving line of credit availability	$5,000,000	$—
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2021	2020	2019

Cash provided by (used in):
Operating activities	$6,342,443	$5,415,061	$3,056,356
Investing activities	(501,893)	(1,757,789)	2,297,848
Financing activities	(3,553,530)	(7,116,111)	(5,080,529)
Net (decrease) increase in cash and cash equivalents	$2,287,020	$(3,458,839)	$273,675

The net $2.3 million increase in cash and cash equivalents for the year ended December 31, 2021 was attributable to cash provided by operating activities partially offset by cash used by investing and financing activities. Cash provided by operating activities of $6.3 million includes a reduction of inventory of $4.8 million, most of which was Vibativ related, and cash payments received of $2.0 million provided by discontinued operations. Cash used by investing activities of $0.5 million was the result of additions to intangibles of $0.3 million, additions to property and equipment of $0.1 million and the payment of $0.2 million to the WHC joint venture. Our financing activities included payments of $2.2 million of contingent consideration for Vibativ and $1.4 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under this ATM during the year ended December 31, 2021.
On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company amended the At the Market Sales Agreement on December 27, 2021, in order to allow the Company to continue using its ATM feature to sell shares at market prices. The Company intends to continue an ATM feature through B. Riley FBR, Inc. which allows the Company to issue shares of its common stock.
Debt Agreement
On December 31, 2021, the Company entered into a Fifth Amendment (“Fifth Amendment”) to the Revolving Credit Note and Sixth Amendment to Revolving Credit Loan Agreement with Pinnacle Bank (the Pinnacle Agreement). The Fifth Amendment increased the principal amount by $5 million to $20 million. On October 28, 2021, the Company entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement with Pinnacle Bank. Among other terms, the Fourth Amendment extended the maturity date to October 1, 2024.
Under the Pinnacle Agreement, we were initially subject to one financial covenant, the maintenance of a Funded Debt Ratio. On August 14, 2018, we amended the Pinnacle Agreement ("First Amendment") to replace the single financial covenant with the maintenance of either the Funded Debt Ratio or a Tangible Capital Ratio, as defined in the First Amendment. The Third Amendment modified the definition of the Funded Debt Ratio and the compliance target of the Tangible Capital Ratio. Both Third Amendment modifications were related to the Vibativ transaction. We were in compliance with the Tangible Capital Ratio financial covenant as of December 31, 2021 and we expect to maintain compliance with the Tangible Capital Ratio financial covenant in future periods.

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
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2021:

		Payments Due by Year
Contractual obligations(1)	Total	2022	2023	2024	2025	2026 and thereafter

Line of credit(2)	$15,000,000	$—	$—	$15,000,000	$—	$—
Estimated interest on debt (2)	1,505,625	547,500	547,500	410,625	—	—
Vibativ contingent consideration liability payments (3)	6,515,627	2,353,789	727,489	636,761	469,455	2,328,133
Sancuso upfront purchase payment	13,500,000	13,500,000	—	—	—	—
Sancuso contingent consideration liability payments (4)	5,814,448	1,071,480	1,746,534	1,200,082	375,267	1,421,085
Operating leases(5)	1,111,791	1,019,313	92,478	—	—	—
Total (1)	$43,447,491	$18,492,082	$3,114,001	$17,247,468	$844,722	$3,749,218
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $15.0 million line of credit assuming the current $15.0 million balance outstanding on December 31, 2021 is consistently outstanding through maturity of October 2024. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.

4.The contingent consideration liability represents the fair value of the royalty payments of up to 10% of future net sales as part of the Sancuso acquisition.
5.The Broadwest contractual cash obligation will begin upon commencement in Q4 2022.
OFF-BALANCE SHEET ARRANGEMENTS
During 2021, 2020 and 2019, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2021.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 3.65% at December 31, 2021). When the LIBOR rate is discontinued, the Pinnacle Agreement allows for the LIBOR rate to be replaced by a Benchmark Rate, which may be the Daily Simple SOFR (Secured Overnight Financing Rate). The Benchmark Rage will be determined in consultation with Pinnacle Bank. As of December 31, 2021, we had $15.0 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2021, 2020 and 2019. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2021. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f))that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accountant Fees and Services), is incorporated by reference from our proxy statement related to our 2022 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 11, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
1.Financial Statements
(2)    Financial Statement Schedule

Valuation and Qualifying Accounts	F-42
b. Exhibits

Exhibit Number	Description

1.1
At Market Issuance Sales Agreement, dated November 7, 2017, by and between Cumberland Pharmaceuticals Inc. and B. Riley FBR, Inc., incorporated herein by reference to the corresponding Exhibit 1.1 of our Registration Statement on Form S-3 (File No. 333-221402) as filed with the SEC on November 7, 2017.

1.2
Amendment No. 1 to At Market Issuance Sales Agreement, dated December 27, 2021, by and between Cumberland Pharmaceuticals Inc. and B. Riley Securities, Inc., incorporated herein by reference to the corresponding exhibit 1.2 of the Registrant’s Form 8-K (File No. 001-33637) as filed with the SEC on December 27, 2021

2.1
Asset Purchase Agreement, dated December 31, 2021, by and between Cumberland Pharmaceuticals Inc. and Kyowa Kirin, Inc., incorporated herein by reference to the corresponding exhibit 2.1 of the Registrant’s Form 8-K (File No. 001- 001-33637) as filed with the SEC on January 6, 2022

3.1
Third Amended and Restated Charter of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 17, 2009

3.2
Second Amended and Restated Bylaws of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 17, 2009

4.1
Specimen Common Stock Certificate of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on August 6, 2007

4.2
Preferred Stock Terms, Rights, and Provisions, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-221402) as filed with the SEC on December 19, 2017

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

10.11#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10 .12#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between Martin E. Cearnal and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between John M. Hamm and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 8, 2021, effective as of January 1, 2021, by and between James L. Herman and Cumberland Pharmaceuticals Inc.

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

10.38#
Amendment Number 2 to the Amended and Restated 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.39#
Amendment Number 2 to the Amended and Restated 2007 Directors’ Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.40
Payment Protection Program Note dated April 20, 2020, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.41
Third Amendment to Revolving Credit Note and Fourth Amendment to Revolving Credit Loan Agreement, dated as of October 7, 2020, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 13, 2020

10.42
Fourth Amendment to Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement, dated as of October 28, 2021, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 12, 2021

10.43	Fifth Amendment to the Revolving Credit Note and Sixth Amendment to Revolving Credit Loan Agreement, dated as of December 31, 2021, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank

10.44	Lease Agreement, dated November 15, 2021, by and between Cumberland Pharmaceuticals Inc. and 1600 West End Avenue Partners, LLC.

21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of BDO USA, LLP

23.2	Consent of BKD, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request, provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended for any document so furnished.
**	Furnished herewith.

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 11, 2022
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ John M. Hamm	Senior Director and CFO	March 11, 2022
John M. Hamm	(Principal Financial and Accounting Officer

/s/ Martin E. Cearnal	Director	March 11, 2022
Martin E. Cearnal

/s/ Gordon R. Bernard	Director	March 11, 2022
Gordon R. Bernard

/s/ James R. Jones	Director	March 11, 2022
James R. Jones

/s/ Joey A. Jacobs	Director	March 11, 2022
Joey A. Jacobs

/s/ Caroline R. Young	Director	March 11, 2022
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 11, 2022
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 11, 2022
Joseph C. Galante

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 11, 2022

/s/ John M. Hamm
John M. Hamm
Chief Financial Officer
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. (Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Customer Allowances for Chargebacks, Discounts and Damaged Goods, and Accruals for Rebates, Coupons, Product Returns, and Certain Fees
As described in Note 2 to the financial statements, revenues from product sales are recorded net of estimated allowances for chargebacks, discounts and damaged goods and reflects sales-related accruals for rebates, coupons, product returns, and certain fees. These allowances and accruals are determined on a product-by-product basis, and are established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. Management reviews these allowances on an ongoing basis and adjusts them based on the most recent information available, including actual results since the end of the reporting period. As of December 31, 2021, allowances in accounts receivable for chargebacks, cash discounts, and damaged goods were $0.3 million and the estimated liability for rebates, coupons, product returns, and certain fees were $3.7 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing, and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment as well as historical experience for estimated market activity. Provisions for product returns are calculated based on the expiration dates of products sold, the window where customers are permitted to return products and the history of returns for individual products in relation to the sales volume for each product.
The principal consideration for our determination that performing procedures relating to these allowances and accruals is a critical audit matter was the significant judgment by management to estimate the reserves due to the significant measurement uncertainty involved in developing the reserves. Management tracks the various types of allowances on several different schedules, each of which relates to different contracts agreed to with various customers or the interplay with government payors. Management exercises judgment in computing the amount of sales subject to the allowances and tracks the amount of allowances taken over time. All of this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions.
We identified the estimated sales allowances and accruals as a critical audit matter.
The primary procedures we performed to address this critical audit matter included:
•Testing of management’s process for calculating the allowances, including a look back analysis of prior year reserves compared to actual experience in the current year.
•Testing completeness and accuracy of underlying data used to estimate the accrual by agreeing sales data used in the calculations to reports that were reconciled to the financial statements, reconciling various allowance percentages to signed customer contracts, tracing allowance amounts used by various customers during the year to supporting documentation.
•Evaluating the reasonableness of significant assumptions used by management in the computation of selected allowances, including comparison to historical results and considering recent changes in factors that could influence the future allowances to be claimed.
•Testing the clerical accuracy of individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the financial statements.
•Developing our own independent expectation of the reserve balance for certain allowances and comparing that to the balance recorded on the December 31, 2021 balance sheet.

•Comparing actual allowances reported after December 31, 2021 to estimated reserves and accruals on the December 31, 2021 balance sheet.

/s/ BKD, LLP
We have served as the Company's auditor since 2020.
Nashville, Tennessee
March 11, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying the consolidated statements of operations, equity and cash flows of Cumberland Pharmaceuticals Inc. (the Company) for the year ended December 31, 2019 and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Nashville, Tennessee
March 20, 2020, except for the effects of presenting discontinued operations as discussed in Note 19, as to which the date is December 10, 2020.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$27,040,816	$24,753,796
Accounts receivable, net	6,877,346	12,377,713
Inventories, net	8,429,882	10,638,157
Prepaid and other current assets	3,339,969	2,199,926
Total current assets	45,688,013	49,969,592
Non-current inventories	9,048,567	11,656,742
Property and equipment, net	442,635	574,169
Intangible assets, net	23,954,475	28,118,316
Goodwill	882,000	882,000
Operating lease right-of-use assets	1,024,200	2,028,148
Other assets	3,419,908	3,234,338
Total assets	$84,459,798	$96,463,305

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,640,980	$13,396,286
Operating lease current liabilities	969,677	1,016,779
Other current liabilities	8,668,303	11,254,381
Total current liabilities	19,278,960	25,667,446
Revolving line of credit	15,000,000	15,000,000
Operating lease non-current liabilities	90,016	1,059,693
Other long-term liabilities	7,488,844	7,862,772
Total liabilities	41,857,820	49,589,911
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 14,742,754 and 14,988,429 shares issued and outstanding as of December 31, 2021 and 2020, respectively	48,452,906	49,121,523
Retained earnings (deficit)	(5,638,600)	(2,131,013)
Total shareholders’ equity	42,814,306	46,990,510
Noncontrolling interests	(212,328)	(117,116)
Total equity	42,601,978	46,873,394
Total liabilities and equity	$84,459,798	$96,463,305
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Revenues:
Net product revenue	$35,045,259	$35,840,673	$32,407,845
Other revenue	939,784	1,600,461	1,980,450
Net revenues	35,985,043	37,441,134	34,388,295
Costs and expenses:
Cost of products sold	8,811,248	8,653,020	7,421,316
Selling and marketing	15,015,424	14,765,465	15,277,740
Research and development	5,684,465	5,773,825	6,868,480
General and administrative	9,780,026	10,196,299	9,974,384
Amortization	4,371,300	4,434,120	4,134,557
Total costs and expenses	43,662,463	43,822,729	43,676,477
Operating income (loss)	(7,677,420)	(6,381,595)	(9,288,182)
Interest income	26,081	75,345	243,364
Other income	2,187,140	—	—
Interest expense	(98,031)	(263,627)	(246,186)
Income (loss) before income taxes	(5,562,230)	(6,569,877)	(9,291,004)
Income tax (expense) benefit	(34,891)	(55,902)	79,316
Net income (loss) from continuing operations	(5,597,121)	(6,625,779)	(9,211,688)
Discontinued operations net of tax	1,994,322	3,206,875	5,665,177
Net income (loss)	(3,602,799)	(3,418,904)	(3,546,511)
Net loss at subsidiary attributable to noncontrolling interests	95,212	79,496	8,752
Net income (loss) attributable to common shareholders	$(3,507,587)	$(3,339,408)	$(3,537,759)

Earnings (loss) per share attributable to common shareholders:
-Continuing operations-basic	$(0.37)	$(0.43)	$(0.60)
-Discontinued operations-basic	0.13	0.21	0.37
Basic	$(0.24)	$(0.22)	$(0.23)

-Continuing operations-diluted	$(0.37)	$(0.43)	$(0.60)
-Discontinued operations-diluted	0.13	0.21	0.37
Diluted	$(0.24)	$(0.22)	$(0.23)
Weighted-average common shares outstanding:
Basic	14,904,834	15,162,184	15,396,098
Diluted	14,904,834	15,162,184	15,396,098
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,602,799)	$(3,418,904)	$(3,546,511)
Discontinued operations	1,994,322	3,206,875	5,665,177
Net income (loss) from continuing operations	(5,597,121)	(6,625,779)	(9,211,688)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	4,606,366	4,748,565	4,404,175
Deferred tax expense	—	21,802	65,408
Share-based compensation	741,867	1,046,516	1,485,898
Decrease in non-cash contingent consideration	(1,147,750)	(1,160,202)	(804,167)
Write off of deferred offering costs	—	440,091	—
Increase in cash surrender value of life insurance policies over premiums paid	(282,207)	(154,611)	—
Noncash interest expense	34,053	47,636	47,525
Noncash investment gains	—	—	(26,315)
Gain on forgiveness of debt	(2,187,140)	—	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	5,500,367	(4,518,707)	(1,399,012)
Inventories	4,816,450	2,131,347	1,106,175
Other current assets and other assets	(35,568)	1,210,489	(615,199)
Accounts payable and other current liabilities	(757,591)	6,569,002	3,221,780
Other long-term liabilities	(1,343,605)	(1,859,330)	(729,820)
Net cash provided by (used in) operating activities from continuing operations	4,348,121	1,896,819	(2,455,240)
Discontinued operations	1,994,322	3,518,242	5,511,596
Net cash provided by operating activities	6,342,443	5,415,061	3,056,356
Cash flows from investing activities:
Additions to property and equipment	(103,532)	(140,817)	(246,202)
Additions to intangible assets	(250,930)	(1,973,110)	(772,944)
Proceeds from surrender of life insurance policies	85,944	460,888	—
Premiums paid for life insurance policies	(33,375)	(104,750)	—
Cash paid for acquisition	—	—	(5,000,000)
Note receivable investment funding	(200,000)	—	—
Proceeds from sale of marketable securities	—	—	20,062,132
Purchases of marketable securities	—	—	(11,745,138)
Net cash provided by (used in) investing activities	(501,893)	(1,757,789)	2,297,848

	2021	2020	2019
Cash flows from financing activities:
Borrowings on line of credit	59,000,000	59,000,000	76,000,000
Payments on line of credit	(59,000,000)	(62,500,000)	(77,500,000)
Payments made in connection with repurchase of common shares	(1,386,849)	(1,851,526)	(3,494,921)
Cash settlement of contingent consideration	(2,166,681)	(819,180)	(1,033,108)
Repurchase of subsidiary shares from noncontrolling interest	—	(800,000)	—
Sale of subsidiary shares to noncontrolling interest	—	—	1,000,000
Payments of deferred equity offering costs	—	(135,405)	—
Payments of deferred financing costs	—	(10,000)	(52,500)
Net cash provided by (used in) financing activities	(3,553,530)	(7,116,111)	(5,080,529)
Net increase (decrease) in cash and cash equivalents	2,287,020	(3,458,839)	273,675
Cash and cash equivalents, beginning of year	24,753,796	28,212,635	27,938,960
Cash and cash equivalents, end of year	$27,040,816	$24,753,796	$28,212,635

Supplemental disclosure of cash flow information:
Net cash paid (refunded) during the year for:
Interest	$63,978	$215,991	$198,661
Income taxes	(327)	(91,486)	16,694
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	$(43,471)	$(340,997)	$(576,837)
Change in unpaid invoices for offering costs	(90,512)	—	—
Noncash increase in liabilities related to other asset	—	200,000	—
Recognition of operating lease assets and liabilities through adoption of ASC 842	—	—	3,629,320
Vesting of shares related to RediTrex approval	—	—	862,200
Repurchase of subsidiary shares from noncontrolling interests	—	—	(800,000)
Additions to intangible assets from final purchase price allocation	—	—	148,000

See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2021, 2020 and 2019

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings (deficit)	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2018	15,481,497	$51,098,613	$4,746,154	$(274,266)	$55,570,501
Net income (loss)	—	—	(3,537,759)	(8,752)	(3,546,511)
Repurchase of subsidiary shares to noncontrolling interest	—	(685,805)	—	(114,195)	(800,000)
Sale of subsidiary shares to noncontrolling interest	—	640,407	—	359,593	1,000,000
Vesting of common stock	180,000	862,200	—	—	862,200
Share-based compensation	225,536	1,485,898	—	—	1,485,898
Repurchase of common shares	(623,478)	(3,486,835)	—	—	(3,486,835)
Balance, December 31, 2019	15,263,555	$49,914,478	$1,208,395	$(37,620)	$51,085,253
Net income (loss)	—	—	(3,339,408)	(79,496)	(3,418,904)
Share-based compensation	228,500	1,046,516	—	—	1,046,516
Repurchase of common shares	(503,626)	(1,839,471)	—	—	(1,839,471)
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Net income (loss)	—	—	(3,507,587)	(95,212)	(3,602,799)
Share-based compensation	192,684	741,867	—	—	741,867
Repurchase of common shares	(438,359)	(1,410,484)	—	—	(1,410,484)
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care, gastroenterology, rheumatology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital, field and oncology sales forces in the United States and is establishing a network of international partners to bring its medicines to patients in their countries.
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
The Company's ownership in CET is now 85%. While the remaining interest is owned by WinHealth, Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $95,212, $79,496 and $8,752 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $2.2 million, $2.4 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2021 and 2020, cash equivalents consist primarily of money market funds.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, as well as amounts related to chargebacks and cash discounts. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $0.3 million at December 31, 2021 and $1.0 million at December 31, 2020.
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
Inventories
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the customer relationship with the manufacturer or packager, the Company will either take title to finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale at third party facilities. Periodic inventory counts are made by the warehouse teams and by the Company on a regular basis. In addition, the Company re-tests API inventory prior to use to confirm product expiration. Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.
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
On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company amended the At the Market Sales Agreement on December 27, 2021, in order to allow the Company to continue using its ATM feature to sell shares at market prices.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock.
The Company has recorded deferred offering costs for payments directly related to the current Shelf Registration on Form S-3 that was completed during December 2020 and 2021. These costs consist of legal and accounting fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration. The Company did not issue any shares under this ATM during the year ended December 31, 2021. During the year ended December 31, 2020, the Company expensed $0.4 million in deferred offering costs associated with the Shelf Registration that was declared effective in January 2018.
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

Notes to Consolidated Financial Statements (Continued)
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
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company's goodwill was acquired in November 2018 with the Vibativ acquisition. As a result, the Vibativ component of the Company is the reporting unit evaluated for goodwill impairment. Cumberland determined the fair value of the reporting unit through current and future estimated revenue and profitability of the product. The Company recorded no impairment charges during 2021, 2020 and 2019.
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

	2021	2020	2019

Distribution costs	$806,311	$890,686	$613,637

Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2021	2020	2019

Advertising costs	$1,927,864	$2,379,424	$2,594,630

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
Collaborative Agreements
The Company is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through Federal Small Business Administration (SBIR/STTR) and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment discussed in Note 3 do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the consolidated statements of operations.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
As consideration for the license Cumberland paid a deposit of $0.1 million at closing. The Company provided $0.9 million in consideration through a grant of 180,000 restricted shares of Cumberland common stock to be vested upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Under the terms of the agreement, Cumberland is responsible for the product registration and commercialization in the U.S. Nordic is responsible for product manufacturing and supply.
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment was paid in July 2020 and was recorded as an other current liability at December 31, 2019. During December 2020, Cumberland began distributing RediTrex which also resulted in a $1.0 million milestone payment due to Nordic and recorded in accounts payable at December 31, 2020. The full launch of RediTrex occurred in October 2021 and this milestone payment will be paid during 2022.
Cumberland has approximately $2.6 million and $2.8 million in net intangible assets related to RediTrex at December 31, 2021 and 2020, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

Contingent consideration liability
Balance at November 12, 2018	$9,034,000
Change in fair value of contingent consideration included in operating expenses	(40,000)
Contingent consideration earned and accrued in operating expenses	508,000
Balance at December 31, 2018	$9,502,000
Adjustment to initial fair value of the contingent consideration liability	148,000
Cash payment of royalty during the period	(1,033,108)
Change in fair value of contingent consideration included in operating expenses	(804,167)
Contingent consideration earned and accrued in operating expenses	820,864
Balance at December 31, 2019	$8,633,589
Cash payment of royalty during the period	(819,180)
Change in fair value of contingent consideration included in operating expenses	(1,160,202)
Contingent consideration earned and accrued in operating expenses	1,546,346
Balance at December 31, 2020	$8,200,553
Cash payment of royalty during the period	(2,166,682)
Change in fair value of contingent consideration included in operating expenses	(1,147,750)
Contingent consideration earned and accrued in operating expenses	1,629,506
Balance at December 31, 2021	$6,515,627

The following table summarizes the allocation of the fair values of the assets acquired as of the acquisition date for Vibativ:

Finished goods inventory	$6,624,000
Work in process - unlabeled vials	3,970,000
Work in process - validation vials	1,827,000
Raw materials	9,129,000
Total inventory	$21,550,000

Intellectual property amortizable intangible assets	$11,750,000
Goodwill	882,000
Total intangibles and goodwill	12,632,000
Total assets acquired	$34,182,000
The Company's contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable. The current portion of the contingent consideration liability is $2.7 million and the non-current portion is $3.8 million, as of December 31, 2021.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2021	2020	2019
Products:
Kristalose	$15,993,658	$15,567,562	$12,895,120
Vibativ	11,704,062	10,870,990	8,691,550
Caldolor	4,970,301	5,336,943	5,222,282
Acetadote	850,993	1,874,206	3,824,449
Omeclamox-Pak	(388,657)	257,088	837,829
Vaprisol	1,859,581	1,077,227	936,615
RediTrex	55,321	856,657	—
Total net product revenues	$35,045,259	$35,840,673	$32,407,845

Other Revenues
During 2019, Cumberland executed a License and Distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. In conjunction with these new arrangements, the Company terminated a previous License and Distribution agreement with Gloria Pharmaceuticals Co ("Gloria Pharmaceuticals") for the two brands. In addition, we also signed a new License and Distribution agreement with DB Pharm Korea Co., Ltd. (“DB Pharm”) for Vibativ in South Korea. As a result of these agreements, Cumberland recognized approximately $0.3 million of non-refundable up-front payments as other revenue in the consolidated statement of operations during 2019. There were no payments received in 2020 or 2021.
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
The international agreements provide for $1.0 million in non-refundable up-front payments, milestone payments of up to $2.2 million related to regulatory approvals and up to $4.8 million in payments related to product sales. From 2012 through December 31, 2021, the Company has recognized a cumulative $1.2 million in upfront payments as other revenue and has recognized $0.1 million in revenue related to the milestone payments associated with these international agreements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Other revenues during 2021, 2020 and 2019 also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.4 million, $0.6 million, and $1.3 million for the years ending December 31, 2021, 2020 and 2019, respectively.
(5)    Inventories
The Company's net inventories consisted of the following as of December 31:

	2021	2020

Raw materials and work in process, net of reserve	$12,374,983	$16,223,162
Consigned inventory	164,378	128,005
Finished goods, net of reserve	4,939,088	5,943,732
Total inventories	17,478,449	22,294,899
less non-current inventories	(9,048,567)	(11,656,742)
Total inventories classified as current	$8,429,882	$10,638,157
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At December 31, 2021 and 2020 the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $1.4 million and $0.2 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2021 and 2020. Consigned inventory represents Authorized Generic inventory stored with Perrigo until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were classified as non-current inventories. At December 31, 2021, the Vibativ non-current API inventory was $8.1 million and $11.2 million at December 31, 2020. The Company had Vibativ finished goods included in the non-current inventories at December 31, 2021 of $0.5 million and $2.1 million Vibativ finished goods included at December 31, 2020. At December 31, 2021 and December 31, 2020, Cumberland had $0.4 million in non-current inventory for API related to its ifetroban clinical initiatives.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2021	2020

Computer equipment	3 – 5 years	$1,352,734	$1,275,703
Office equipment	3 – 15 years	820,712	806,906
Furniture and fixtures	5 – 15 years	638,903	638,903
Leasehold improvements	3 – 15 years, or remaining lease term	1,422,439	1,409,744
Total property and equipment, gross		4,234,788	4,131,256
Less: accumulated depreciation and amortization		(3,792,153)	(3,557,087)
Total property and equipment, net		$442,635	$574,169
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2021	2020	2019

Depreciation expense	$235,066	$314,444	$269,619

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31, 2021 and 2020.

	2021	2020

Product and license rights	$38,543,542	$38,543,542
Less: accumulated amortization	(18,015,112)	(14,709,824)
Total product and license rights	20,528,430	23,833,718
Patents	10,478,930	10,306,922
Less: accumulated amortization	(7,333,251)	(6,312,460)
Total patents	3,145,679	3,994,462
Trademarks	373,462	338,011
Less: accumulated amortization	(93,096)	(47,875)
Total trademarks	280,366	290,136
Total intangible assets	$23,954,475	$28,118,316

Goodwill	$882,000	$882,000
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
During 2021 and 2020, the Company recorded an additional $0.2 million and $0.5 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31

	2021	2020	2019

Amortization expense	$4,371,300	$4,434,120	$4,134,557

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2022	$3,736,647
2023	3,674,355
2024	3,652,566
2025	3,637,002
2026 and thereafter	9,253,905
$23,954,475

(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

Other current liabilities	2021	2020

Rebates, product returns, administrative fees and service fees	$3,680,677	$4,072,151
Employee wages and benefits	1,340,846	998,064
Current portion of accrued contingent consideration	2,685,531	2,787,741
Accrued inventory purchases	18,211	294,000
Paycheck Protection Program liability	—	2,187,140
Other	943,038	915,285
Total other current liabilities	$8,668,303	$11,254,381

Other long-term liabilities	2021	2020

Non-current portion of accrued contingent consideration	$3,830,096	$4,855,363
Deferred compensation	3,433,962	2,702,772
Other	224,786	304,637
Total other long-term liabilities	$7,488,844	$7,862,772

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(9)    Debt
On December 31, 2021, the Company entered into a Fifth Amendment to the Revolving Credit Note and Sixth Amendment (the "Sixth Amendment") to Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement"). The Sixth Amendment increased the principal amount by $5 million to $20 million. On October 28, 2021, the Company entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement with Pinnacle Bank. Among other terms, the Fourth Amendment extended the maturity date to October 1, 2024. The Pinnacle Agreement includes specific financial covenants including Debt Ratio and Tangible Capital Ratio.
The Company had $15 million in borrowings under the Pinnacle Agreement at December 31, 2021 and 2020.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90% (representing an interest rate of 3.65% at December 31, 2021). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. In 2022, the LIBOR benchmark rate is expected to be discontinued. When the LIBOR rate is no longer available, the Pinnacle Agreement calls for a new Benchmark rate to be used to determine the interest rate for the Agreement.
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
The PPP is administered by the U.S. Small Business Administration ("SBA"). The loan was scheduled to mature April 14, 2022, and bears interest at a rate of 1.0% per year, payable monthly. The loan could be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan are to be used to maintain payroll, continue group health care benefits and pay for rent and utilities.
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding the Company has used the loan amount for such qualifying expenses. Cumberland has elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. The permitted analogous use of IAS 20 outlines a model for the accounting for government assistance, including forgivable loans. As a result, the Company has recorded the $2,187,140 as a deferred income liability, which is included as a component of other current liabilities on the consolidated balance sheet as of December 31, 2020.
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
On June 11, 2021, the Company received a notice from the SBA that the full amount of the loan was forgiven. The Company accounted for the forgiveness of the loan under IAS 20 and recorded the $2,187,140 as other income during the year ended December 31, 2021.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2021 and 2020, there was no preferred stock outstanding.
(c)    Common Stock
During 2021, 2020 and 2019, the Company issued 192,684 shares, 228,500 shares and 225,536 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. There were no option exercise transactions during 2021, 2020 and 2019.
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under this ATM during the years ended December 31, 2021 or 2020.
(d)    Share Repurchases

The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act, as amended. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 438,359 shares, 503,626 shares and 623,478 shares of common stock for approximately $1.4 million, $1.8 million, and $3.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. There remains $4.8 million available under the current repurchase program available for share repurchases at December 31, 2021.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(e)    Cumberland Emerging Technologies
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
(f)     Cumberland Foundation
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
In 2018, Cumberland provided a grant of 50,000 shares of the Company's common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation. The organization also plans to hold a portion of the shares for long-term appreciation. The Foundation maintains separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2019, Cumberland Pharmaceuticals committed approximately $50,000 in cash contributions that were paid to the Foundation during 2020. Likewise, during 2020, the Company committed approximately $25,000 in cash contributions paid to the Foundation during 2021.
(g)    Nordic Group B.V.
On November 27, 2019, Cumberland received approval from the FDA for the pre-filled syringe of the Methotrexate product. With this approval, Nordic's 180,000 shares of Cumberland's common stock became vested. The value of these shares at the date of approval was $0.9 million.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(11)    Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2021	2020	2019

Numerator:
Net income (loss) from continuing operations	$(5,597,121)	$(6,625,779)	$(9,211,688)
Discontinued operations	1,994,322	3,206,875	5,665,177
Net income (loss)	(3,602,799)	(3,418,904)	(3,546,511)
Net loss at subsidiary attributable to noncontrolling interests	95,212	79,496	8,752
Net income (loss) attributable to common shareholders	$(3,507,587)	$(3,339,408)	$(3,537,759)
Denominator:
Weighted-average shares outstanding – basic	14,904,834	15,162,184	15,396,098
Dilutive effect of restricted stock and stock options	—	—	—
Weighted-average shares outstanding – diluted	14,904,834	15,162,184	15,396,098
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2021	2020	2019

Anti-dilutive shares and options	183,300	197,610	4,000

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2021	2020

Deferred Tax Assets
Net operating loss and tax credits	$16,817,070	$16,961,650
Property and equipment and intangibles	222,893	227,056
Allowance for accounts receivable	83,931	249,483
Reserve for expired product	457,723	438,235
Inventory	104,824	100,362
Deferred charges	1,303,664	952,711
Cumulative compensation costs incurred on deductible equity awards	834,070	928,638
Total deferred tax assets	19,824,175	19,858,135

Deferred Tax Liabilities
Intangible assets	(62,253)	(662,014)
Net deferred tax assets, before valuation allowance	19,761,922	19,196,121
Less: deferred tax asset valuation allowance	(19,761,922)	(19,196,121)
Net deferred tax assets	$—	$—
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2021:

Years of expiration	Federal	State

2022	$—	$—
2023 - 2029	—	49,253,796
2030	44,153,819	355,874
2031 - 2039	7,534,351	9,822,440
Indefinite Period	4,345,272	279,025
Total federal and state net operating loss carryforwards	$56,033,442	$59,711,135

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit includes the following components for the years ended December 31:

	2021	2020	2019

Current:
Federal	$—	$21,802	$65,408
State and other	34,891	(55,902)	79,316
Total current income tax (expense) benefit	34,891	(34,100)	144,724

Deferred:
Federal	61,678	(21,802)	(65,408)
State	(61,678)	—	—
Total deferred income tax (expense) benefit	—	(21,802)	(65,408)
Total income tax (expense) benefit	$34,891	$(55,902)	$79,316

The Company’s effective income tax rate for 2021, 2020 and 2019 reconciles with the federal statutory tax rate as follows:

	2021	2020	2019

Federal tax expense at statutory rate	21%	21%	21%
State income tax expense (net of federal income tax benefit)	1%	4%	4%
Permanent differences associated with general business credits	—%	6%	7%
Change in valuation allowance	(19)%	(23)%	(31)%
Other permanent differences	(4)%	(7)%	1%
Other	—%	(3)%	—%
Net income tax expense	(1)%	(2)%	2%

The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets are fully offset with a valuation allowance as of the periods ended December 31, 2021 and December 31, 2020.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the Company has general business credit carryforwards of $1.7 million. These credit carryforwards will expire in years 2022 through 2041.

Years of expiration	Federal
2022	$161,119
2023-2029	461,157
2030-2039	648,120
2040-2041	410,709
Total federal and state credit carryforwards	$1,681,105

The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
The Company is no longer subject to U.S. federal tax examinations for tax years before 2018, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2018. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2018 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. The Company has no unrecognized tax benefits at December 31, 2021 and 2020.
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

Notes to Consolidated Financial Statements (Continued)
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

	2021	2020	2019

Share-based compensation - employees	$730,412	$1,050,179	$1,481,016
Share-based compensation - nonemployees	11,455	(3,663)	4,882
Total share-based compensation	$741,867	$1,046,516	$1,485,898
At December 31, 2021, there was approximately $1.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.05 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock and stock options awards.
Stock Options
The Company granted 186,900 incentive stock options during 2021, which vest in four years. There were no options exercised during 2021, 2020 and 2019. As such, there was no intrinsic value of options or weighted-average fair value of options exercised for the periods.
For the incentive stock options issued to date, the weighted average grant price was $3.17, and the weighted average fair value of these stock option grants was $1.52.
The fair value of stock options is calculated using the Black-Scholes (“Black-Scholes-Merton”, or “BSM”) option-pricing model on the date of grant. Since 2012, the Company had been issuing RSA’s (Restricted Share Awards) where the grant date Fair Value (“FV”) equaled the closing share price. The ISO’s required a BSM valuation to approximate FV. The following inputs were used in the creation of the valuation.
•Volatility - We estimate volatility in accordance with SAB No. 107, as amended by SAB No. 110. We have been publicly traded since August 2009, so we have sufficient years of trading history and volatility to appropriately evaluate this component of the BSM model. As such, we are using our own historical volatility to value stock options. We have noted no conditions that would indicate the historical volatility would not be an indicator of future volatility, as such we are using historical volatility over the same period as the expected term of the awards (7 years) back to 2017 and believe it to be sufficient. Calculated volatility for the grants issued in 2021 ranges from 31% to 43%. Our average volatility over the life of stock being public is 36% and 38% over the last 6 months. Based on the similar amounts, we believe our volatility estimate for the ISO’s are appropriate.
•Expected Term - We estimate the expected life of employee share options based on the simplified method allowed by SAB No. 107, as amended by SAB No. 110. Under this approach, the expected term is presumed to be the average between the weighted-average vesting period and the contractual term. The ISO’s have a 10-year contractual term and the vesting period is 4 years. This results in a calculated expected term of 7 years.
•Risk Free rate - The risk-free interest rate is based on the U.S. Treasury Note, on the date of grant with a term equal to the corresponding option’s expected term. So, in this case, we are using the 7 year treasury note as of the date of grant, which ranges from 1.27% and 1.44% at the date of the grants.
•Dividend yield - We have never declared or paid any cash dividends and there is currently no expected cash dividend payments as of the date of this grant. As such, dividend yield is zero.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2019	814,949	$5.88
Shares granted	231,091	3.56
Shares vested	(228,500)	4.62
Shares forfeited	(38,125)	5.87
Nonvested, December 31, 2020	779,415	5.56
Shares granted	223,750	1.84
Shares vested	(192,684)	6.29
Shares forfeited	(70,750)	4.47
Nonvested, December 31, 2021	739,731	$4.34
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.

(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2021, 2020 and 2019, the Company contributed approximately $50,000 in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheet, was $3.4 million and $2.7 million as of December 31, 2021 and 2020, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $3.2 million and $2.9 million as of December 31, 2021 and 2020, respectively.
(15)    Leases
The Company is obligated under long-term real estate leases for corporate office space that was extended during the third quarter of 2015. Prior to this extension, the lease would have expired in October 2016, the lease is now set to expire in October 2022.
On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company will lease approximately 16,631 rentable square feet of space at the new development Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC. The Leased Premise will serve as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, and will commence on the earlier of November 1, 2022, the date

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
which Tenant takes occupancy of the Leased Premise, or the date which Tenant receives a temporary or permanent certificate of occupancy for the Leased Premise.
The Company will be responsible for paying rent to the Landlord under the Lease beginning three months after the Commencement Date. The Company will pay a base rent of $33.06 per square foot of rentable space with a gradual rental rate increase of 2.5% for each year period thereafter of the prior year's base rental. In addition to the monthly base rent, the Company is responsible for its percentage share of the operating expenses of the Building. The Lease also provides for a tenant improvement allowance for the space.
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
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income as follows for the years ended December 31:

	2021	2020	2019

Rent expense	$1,209,102	$1,166,411	$1,246,143

Sublease income*	$699,889	$680,627	$688,020
*Minor amounts due in 2022.
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
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term is 1 years and the weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%.
Lease Position
At December 31, 2021 and 2020, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$1,024,200	$2,028,148

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Lease Liabilities	December 31, 2021	December 31, 2020
Operating lease current liabilities	$969,677	$1,016,779
Operating lease non-current liabilities	90,016	1,059,693
Total	$1,059,693	$2,076,472

Excluding the Broadwest lease, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2021	Operating Leases
2022	1,019,313
2023	92,478
Total lease payments	1,111,791
Less: Interest	(52,098)
Present value of lease liabilities	$1,059,693

(16)    Market Concentrations
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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2021	2020	2019

Customer 1	27%	25%	31%
Customer 2	24%	25%	28%
Customer 3	20%	21%	17%
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 51% and 60% at December 31, 2021 and 2020, respectively.
(17)    Manufacturing and Supply Agreements
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
suppliers could cause a delay in manufacturing or shipment of finished goods and possible loss of sales, which could adversely affect operating results.
(18)    Employment Agreements
The Company has entered into employment agreements with all its full-time employees. Each employment agreement provides for a salary for services performed, a potential annual bonus and, if applicable, a grant of restricted common shares pursuant to a restricted stock and incentive stock option agreement.

(19)    Discontinued Operations
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
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, Cumberland felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect (“the Products”) in the United States to Clinigen. This Dissolution Agreement originally targeted a transition from the Company's arrangements with Clinigen effective September 30, 2019, but was then amended to change the transition date to December 31, 2019. Under the terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either the Products or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland received $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the last four quarterly installments totaling $2.0 million during the year ended December 31, 2021 and the first four quarterly installments totaling $3.0 million during the year ended December 31, 2020.
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

	2021	2020	2019

Revenues	$1,994,322	$3,206,875	$13,145,344
Costs of products sold	—	—	1,330,704
Selling, Marketing and other	—	—	6,149,463
Income from discontinued operations	$1,994,322	$3,206,875	$5,665,177

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(20)    Commitments and Contingencies
Commitments
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
In connection with the acquisition of Sancuso, the Company is required to pay an upfront payment of $13.5 million to Kyowa Kirin upon closing, up to $3.5 million in milestones and tiered royalties ranging from 10% to 5% on U.S. net product sales for ten years. The Company has reviewed the relevant guidance and sought appropriate feedback from outside accounting and legal experts regarding the application of ASC 805. Based on this review, the Company has concluded the Sancuso acquisition should be accounted for as a Business Combination. The Company has hired an outside expert to prepare the valuation of the assets and liabilities acquired for Sancuso. We expect to receive the valuation sometime in the second quarter of 2022.
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
Melinta Litigation
On February 2, 2022, the Company filed an action for breach of contract against Melinta Therapeutics, LLC and Targanta Therapeutics Corporation (collectively, the “Defendants”) in the United States District Court for the Southern District of New York (Case No. 1:22-cv-00915-VM). The Company and the Defendants are parties to an agreement (the “Agreement”), pursuant to which the Defendants have a license to develop and commercialize products under certain Company patents, in exchange for the Defendants paying the Company certain milestone payments and royalties on net sales of the licensed products.
Specifically, the Agreement requires the Defendants to, among other things, make a $500,000 payment to the Company within 30 days following the first filing of an sNDA in relation to the Product (as defined the Agreement) and a $500,000 payment to the Company following the approval of the first sNDA in relation to the Product.
The complaint alleges that, despite the Defendants filing an NDA and sNDA for the Product and receiving FDA approval for both applications, the Defendants failed to make the required total of $1 million in milestone payments to the Company. The Company is seeking damages in the amount of no less than $1 million, prejudgment interest under N.Y. C.P.L.R. § 5001, costs, and such further relief as the court deems just and proper.

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2021 and 2020:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2021:
Net revenues	$10,537,159	$9,055,483	$8,072,540	$8,319,861	$35,985,043
Operating income (loss)	(324,300)	(1,435,729)	(1,563,395)	(4,353,996)	(7,677,420)
Net income (loss) from continuing operations	(350,749)	724,684	(1,583,480)	(4,387,576)	(5,597,121)
Net income (loss) from discontinued operations	495,410	498,807	496,787	503,318	1,994,322
Net income (loss) attributable to common shareholders	166,828	1,228,560	(1,055,278)	(3,847,697)	(3,507,587)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.02)	$0.05	$(0.10)	$(0.29)	$0.37
Discontinued operations - basic	0.03	0.03	0.03	0.03	0.13
Basic	$0.01	$0.08	$(0.07)	$(0.26)	$(0.24)

Continuing operations - diluted	$(0.02)	$0.05	$(0.10)	$(0.29)	$0.37
Discontinued operations - diluted	0.03	0.03	0.03	0.03	0.13
Diluted	$0.01	$0.08	$(0.07)	$(0.26)	$(0.24)

2020:
Net revenues	$8,330,734	$9,598,177	$9,250,689	$10,261,534	$37,441,134
Operating income (loss)	(1,846,001)	(1,580,962)	(1,208,686)	(1,745,946)	(6,381,595)
Net income (loss) from continuing operations	(1,883,418)	(1,679,211)	(1,275,620)	(1,787,530)	(6,625,779)
Net income (loss) from discontinued operations	818,273	738,622	777,916	872,064	3,206,875
Net income (loss) attributable to common shareholders	(1,055,620)	(918,275)	(481,737)	(883,776)	(3,339,408)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.12)	$(0.11)	$(0.08)	$(0.12)	$(0.43)
Discontinued operations - basic	0.05	0.05	0.05	0.06	0.21
Basic	$(0.07)	$(0.06)	$(0.03)	$(0.06)	$(0.22)

Continuing operations - diluted	$(0.12)	$(0.11)	$(0.08)	$(0.12)	$(0.43)
Discontinued operations - diluted	0.05	0.05	0.05	0.06	0.21
Diluted	$(0.07)	$(0.06)	$(0.03)	$(0.06)	$(0.22)

(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2021, 2020 and 2019

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2019	$804,420	$5,915,066	$—	$(5,927,435)	(1)	$792,051
2020	792,051	4,940,313	—	(4,747,687)	(1)	984,677
2021	984,677	2,963,279	—	(3,606,992)	(1)	340,964

Valuation allowance for deferred tax assets:
For the years ended December 31:
2019	$17,382,052	$1,129,109	$—	$—		$18,511,161
2020	18,511,161	684,960	—	—		19,196,121
2021	19,196,121	565,801	—	—		19,761,922

(1) Composed of actual returns and credits for chargebacks and cash discounts.