Form 10-Q
period 2022-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2022-05-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,766,492 shares of common stock as of May 9, 2022.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,266,785	$27,040,816
Accounts receivable, net	14,635,435	6,877,346
Inventories	9,878,680	8,429,882
Prepaid and other current assets	3,561,027	3,339,969
Total current assets	45,341,927	45,688,013
Non-current inventories	10,593,792	9,048,567
Property and equipment, net	409,121	442,635
Intangible assets, net	34,479,356	23,954,475
Goodwill	1,932,876	882,000
Operating lease right-of-use assets	761,177	1,024,200
Other assets	3,178,857	3,419,908
Total assets	$96,697,106	$84,459,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,447,505	$9,640,980
Operating lease current liabilities	766,488	969,677
Other current liabilities	12,343,405	8,668,303
Total current liabilities	24,557,398	19,278,960
Revolving line of credit	20,000,000	15,000,000
Operating lease noncurrent liabilities	22,712	90,016
Other long-term liabilities	11,323,593	7,488,844
Total liabilities	55,903,703	41,857,820
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,730,760 and 14,742,754 shares issued and outstanding as of March 31, 2022 and December 31, 2021 , respectively	48,046,764	48,452,906
Retained earnings (deficit)	(7,023,853)	(5,638,600)
Total shareholders’ equity	41,022,911	42,814,306
Noncontrolling interests	(229,508)	(212,328)
Total equity	40,793,403	42,601,978
Total liabilities and equity	$96,697,106	$84,459,798
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2022	2021
Net revenues	$11,175,045	$10,537,159
Costs and expenses:
Cost of products sold	2,211,885	2,417,329
Selling and marketing	4,614,429	3,787,340
Research and development	1,745,136	1,257,367
General and administrative	2,302,349	2,230,509
Amortization	1,593,245	1,168,914
Total costs and expenses	12,467,044	10,861,459
Operating income (loss)	(1,291,999)	(324,300)
Interest income	16,041	5,426
Interest expense	(119,575)	(24,417)
Income (loss) from continuing operations before income taxes	(1,395,533)	(343,291)
Income tax (expense) benefit	(6,900)	(7,458)
Net income (loss) from continuing operations	(1,402,433)	(350,749)
Discontinued operations	—	495,410
Net income (loss)	(1,402,433)	144,661
Net (income) loss at subsidiary attributable to noncontrolling interests	17,180	22,167
Net income (loss) attributable to common shareholders	$(1,385,253)	$166,828
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.09)	$(0.02)
- Discontinued operations - basic	—	0.03
	$(0.09)	$0.01

- Continuing operations - diluted	$(0.09)	$(0.02)
- Discontinued operations - diluted	—	0.03
	$(0.09)	$0.01
Weighted-average shares outstanding
- basic	14,691,623	14,974,663
- diluted	14,691,623	15,244,146

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,402,433)	$144,661
Discontinued operations	—	495,410
Net income (loss) from continuing operations	(1,402,433)	(350,749)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,653,746	1,227,607
Share-based compensation	159,901	162,960
Increase (decrease) in non-cash contingent consideration	370,464	(280,020)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	222,209	(76,300)
Decrease (increase) in noncash interest expense	2,183	13,833
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(7,758,089)	(171,584)
Inventories	2,271,484	1,868,350
Other current assets and other assets	239,862	507,102
Accounts payable and other current liabilities	4,461,389	(1,311,123)
Other long-term liabilities	(371,214)	(299,937)
Net cash provided by (used in) operating activities from continuing operations	(150,498)	1,290,139
Discontinued operations	—	495,410
Net cash provided by (used in) operating activities	(150,498)	1,785,549
Cash flows from investing activities:
Additions to property and equipment	(26,986)	(19,458)
Note receivable investment funding	—	(200,000)
Cash paid for acquisitions	(13,500,000)	—
Additions to intangible assets	(14,912)	(98,883)
Net cash used in investing activities	(13,541,898)	(318,341)
Cash flows from financing activities:
Borrowings on line of credit	20,000,000	15,000,000
Repayments on line of credit	(15,000,000)	(15,000,000)
Cash payment of contingent consideration	(501,505)	(995,277)
Repurchase of common shares	(580,130)	(302,802)
Net cash provided by (used in) financing activities	3,918,365	(1,298,079)
Net increase (decrease) in cash and cash equivalents	(9,774,031)	169,129
Cash and cash equivalents at beginning of period	$27,040,816	$24,753,796
Cash and cash equivalents at end of period	$17,266,785	$24,922,925
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net income (loss)	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. The Company's primary target markets are hospital acute care, oncology, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be served effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital, oncology and field sales forces in the United States. We are continuing to build a network of international partners to register and provide our medicines to patients in their countries.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2021, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Throughout the pandemic, Cumberland has faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were impacted as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, 2021 and the three months ended March 31, 2022, we carefully monitored our supply chain, including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance during the pandemic.

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
Accounting Policies:
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory and (3) valuation of contingent consideration liabilities associated with business combinations.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$(1,402,433)	$(350,749)
Discontinued operations	—	495,410
Net income (loss)	(1,402,433)	144,661
Net income (loss) at subsidiary attributable to noncontrolling interest	17,180	22,167
Net income (loss) attributable to common shareholders	$(1,385,253)	$166,828
Denominator:
Weighted-average shares outstanding – basic	14,691,623	14,974,663
Dilutive effect of other securities	—	269,483
Weighted-average shares outstanding – diluted	14,691,623	15,244,146

As of March 31, 2022 and 2021, restricted stock awards and options to purchase 131,225 and 215,600 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Products:
Kristalose	$3,945,097	$2,994,378
Sancuso	3,397,209	—
Vibativ	2,501,434	5,052,243
Caldolor	959,634	1,539,496
Vaprisol	(117,000)	1,134,264
Acetadote	111,090	117,191
Omeclamox-Pak	22,737	(450,263)
RediTrex	59,226	(32,252)
Other revenue	295,618	182,102
Total net revenues	$11,175,045	$10,537,159
The Omeclamox-Pak revenue for the first quarter of 2022 and 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. In the first quarter of 2022, the amounts noted were normal adjustments by channel partners. Net revenue was impacted by product return adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer and expect FDA approval later this year.
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
Other revenues also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.04 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2022 and December 31, 2021, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.6 million and $1.4 million, respectively.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at March 31, 2022 and December 31, 2021. Consigned inventory represents Authorized Generic inventory stored with our partner until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. For the Sancuso acquisition, Cumberland acquired $3.0 million of work in progress non-current inventory. At March 31, 2022 and December 31, 2021, total non-current inventory, including Vibativ, Sancuso and our clinical trial drug ifetroban, was $10.6 million and $9.0 million, respectively. The Company had $0.2 million and $0.5 million of Vibativ finished goods included in non-current inventory at March 31, 2022 and December 31, 2021, respectively. The Company also has obtained $0.2 million and $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021 the Company's net inventories consisted of the following:

	March 31, 2022	December 31, 2021

Raw materials and work in process	$15,004,954	$12,374,983
Consigned inventory	129,049	164,378
Finished goods	5,338,469	4,939,088
Total inventories	20,472,472	17,478,449
less non-current inventories	(10,593,792)	(9,048,567)
Total inventories classified as current	$9,878,680	$8,429,882

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
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at March 31, 2022 is 0.8 years.
On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company will lease approximately 16,631 rentable square feet of space (the “Leased Premise”) at the new development Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC. The Leased Premise will serve as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, and will commence on the earlier of November 1, 2022, the date on which Cumberland takes occupancy of the Leased Premise, or the date which Cumberland receives a temporary or permanent certificate of occupancy for the Leased Premise.
Lease Position
At March 31, 2022 and December 31, 2021, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$761,177	$1,024,200

Lease Liabilities	March 31, 2022	December 31, 2021
Operating lease current liabilities	$766,488	$969,677

Operating lease noncurrent liabilities	22,712	90,016
Total	$789,200	$1,059,693
Excluding the Broadwest agreement, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million and will be paid through the leases ending in October 2022 and April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2022	Operating Leases
2022	730,829
2023	92,477
Total lease payments	823,306
Less: Interest	34,106
Present value of lease liabilities	$789,200
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2022	2021
Rent expense	$285,963	$227,395

Sublease income	$161,804	$178,029

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2022 and March 31, 2021, the Company repurchased 174,149 shares and 91,724 shares of common stock for approximately $0.6 million and $0.3 million, respectively. At March 31, 2022, approximately $4.2 million of common shares was left to repurchase under this program.
Share purchases and sales
During the Company's March 2022 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. These purchases began in April 2022.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the three months ended March 31, 2022 or March 31, 2021.
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2022 and March 31, 2021, the Company issued 65,225 shares and 35,850 shares of restricted stock to employees and directors, respectively. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2022 and 2021, the Company also issued 166,350 and 172,350 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in March 2032 and 2031. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations.
Debt Agreement
On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement (the "Pinnacle Agreement") to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition.
On December 31, 2021, the Company and Pinnacle Bank entered into the Fifth Amendment to the Revolving Credit Note and the Sixth Amendment to the Revolving Credit Loan Agreement in order to increase the principal amount of the Note from $15 million to $20 million.
On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment ("Fifth Amendment") to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The Fifth Amendment extends the maturity date three years through October 1, 2024.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at March 31, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.

As of March 31, 2022 and December 31, 2021, the Company had $20.0 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility. The Company was in compliance with the Maximum Funded Debt Ratio financial covenant as of March 31, 2022.
Borrowings under the line of credit are collateralized by substantially all of our assets.
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provides for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of a $0.2 million convertible note, which was funded during the first quarter of 2021. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license product candidates from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies Inc.
(7) INCOME TAXES
As of March 31, 2022, the Company has approximately $56.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20.0 million at the closing of the transaction and a $5.0 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay a royalty of up to 20% of on-going net sales of the product after the $2.5 million threshold is met. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2021	$6,515,627
Cash payment of royalty during the period	(501,505)
Change in fair value of contingent consideration included in operating expenses	370,464
Contingent consideration earned and accrued in operating expenses	—
Balance at March 31, 2022	$6,384,586

The contingent consideration liability of $6.4 million was accounted for as $2.3 million of other current liabilities and $4.1 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that took place in late 2021 will result in a $1.0 million milestone payment due to Nordic. This milestone payment is payable during 2022 and is included as a current liability at March 31, 2022.
Cumberland has approximately $2.6 million in net intangible assets related to RediTrex at March 31, 2022.

Sancuso Acquisition
On January 3, 2022, Cumberland acquired the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
Sancuso is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment. The active drug in Sancuso, granisetron, slowly dissolves in the thin layer of adhesive that sticks to the patient’s skin and is released into their bloodstream over several days, working continuously to prevent chemotherapy-induced nausea and vomiting (“CINV”). It is applied 24 to 48 hours before receiving chemotherapy and can prevent CINV for up to five consecutive days. Alternative oral treatments must be taken several times (day and night) to deliver the same therapeutic doses.
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product – including its marketing, promotion, distribution, manufacturing and medical support activities.
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The Agreement calls for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. The Company believes that $1.5 million of the milestone payments will be earned and paid.
In addition, Cumberland has agreed to pay a royalty of up to 10% of on-going net sales of the product. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland has prepared a preliminary valuation of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The acquisition was funded by cash and the Company's revolving credit facility. The Company is working with an outside consultant firm to finalize the Sancuso valuation of the transaction which will be completed later this year. The estimates of fair value for the more significant assets and liabilities assumed were prepaid expenses $0.3 million, inventory $5.2 million, goodwill $1.0 million, intangible assets $12.1 million, milestone payable $1.2 million and contingent liability $3.9 million.
The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $3.9 million was accounted for as $1.3 million of current liabilities and $2.6 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2022.

Ethyol and Totect
In 2016, Cumberland entered into an agreement with Clinigen for the rights and responsibilities associated with the commercialization of Ethyol in the United States. In 2017, the Company entered into another agreement with Clinigen for the rights and responsibilities associated with the commercialization of Totect in the United States.
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either Ethyol or Totect or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland received $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the first four quarterly installments totaling $3.0 million during 2020 and the final four installments totaling $2.0 million during 2021, as discontinued operations.
The exit from Ethyol and Totect met the accounting criteria to be reported as discontinued operations. December 31, 2019, as the transition date, was the final day Cumberland was responsible for the products. Cumberland was responsible for the products through December 31, 2019 and beginning on January 1, 2020, the products' rights transitioned back to Clinigen. As a result, January 1, 2020, was the first day of discontinued operations for the Ethyol and Totect products.
The dissolution payments from Clinigen are reflected as revenue from discontinued operations. The Company did not incur expenses associated with these payments from Clinigen.

	Three months ended March 31,
	2022	2021
Revenues	$—	$495,410
Income from discontinued operations	$—	$495,410

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and impacts on our business as well as national and international markets and economies resulting from the COVID-19 pandemic. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2021, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
Our primary target sectors are hospital acute care, oncology, gastroenterology and rheumatology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, oncology and field sales forces in the United States. We have also established partnerships in Puerto Rico and the Middle East for our Vibativ® product and are continuing to build a network of international partners to register and provide our medicines to patients in their countries.
Our portfolio of FDA approved brands includes:
•Acetadote® (acetylcysteine) injection, for the treatment of acetaminophen poisoning;
•Caldolor® (ibuprofen) injection, for the treatment of pain and fever;
•Kristalose® (lactulose) oral, a prescription laxative, for the treatment of constipation;
•Omeclamox®-Pak, (omeprazole, clarithromycin, amoxicillin) oral, for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
•RediTrex® (methotrexate) injection, for the treatment of active rheumatoid, juvenile idiopathic and severe psoriatic arthritis, as well as disabling psoriasis;
•Sancuso® (granisetron) transdermal, for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment;
•Vaprisol® (conivaptan) injection, to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia; and
•Vibativ® (telavancin) injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections.
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease; 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs; and 3) Aspirin-Exacerbated Respiratory Disease (“AERD”), a severe form of asthma.
Cumberland has built core competencies in the acquisition, development and commercialization of pharmaceutical products in the U.S. - and we believe we can leverage this existing infrastructure to support our continued growth both domestically and internationally. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the success of our existing brands while continuing to build a portfolio of differentiated products. We currently feature eight FDA products approved for sale in the United States. We are also continuing to explore international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
We are supplementing these activities with the earlier-stage drug development at Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland could further develop and commercialize.
Specifically, we are seeking long-term sustainable growth by:
•Supporting and expanding the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. For example, we have secured pediatric approval of Acetadote and Caldolor and are expanding the labeling for both brands accordingly. We also recently further expanded the labeling for Caldolor to allow its use prior to surgery. We will continue to explore such opportunities to bring our products to new patient populations.
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Vibativ and Sancuso are examples of this strategy.
•Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing though our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with early-stage drug development activities with CET.
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose and Sancuso across the U.S.
•Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to develop and expand our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues to deliver cash flow from operations. We remain in a strong financial position, with favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
COVID-19 Pandemic
In early 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19, a respiratory illness. Cumberland managed through the resulting pandemic, continuing to operate our business – keeping facilities open and our organization intact. We moved quickly to ensure the health and safety of our team. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
Throughout the pandemic, we faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were also impacted, as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. We carefully monitored our supply chain, including the flow of raw materials and the batches of finished products emerging from the facilities that manufacture our products.
Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio that includes brands that have delivered a strong performance during the pandemic.
Despite the challenges of operating during a pandemic, Cumberland has remained committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We have continued to build our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates and acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges, while our team has remained responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission. Overall, we have been able to continue the delivery of our products while addressing the interests of our shareholders, employees, partners and community.
Sancuso Acquisition
We started off the first quarter of 2022 with an exciting announcement – Cumberland acquired the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
Sancuso is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment. The active drug in Sancuso, granisetron, slowly dissolves in the thin layer of adhesive that sticks to the patient’s skin and is released into their bloodstream over several days, working continuously to prevent chemotherapy-induced nausea and vomiting (“CINV”). It is applied 24 to 48 hours before receiving chemotherapy and can prevent CINV for up to five consecutive days. Alternative oral treatments must be taken several times (day and night) to deliver the same therapeutic doses.
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product – including its marketing, promotion, distribution, manufacturing and medical support activities.
Sancuso Promotion
To support Sancuso, we have established an oncology sales division, which is initially comprised of two former Kyowa Kirin employees and their five contracted inside sales individuals.
Effective April 19, 2022, we also entered into an agreement with Verity Pharmaceuticals International Limited (“Verity”) for the national co-promotion of Sancuso. Verity is a specialty pharmaceutical company that will utilize its established oncology commercial organization and customer network to co-promote Sancuso throughout the United States.
Verity will cover a majority of the U.S. market for an initial three-year term, with an option to extend for an additional two years. Verity and Cumberland will share in the incremental contribution margin resulting from Verity’s efforts.

New Vibativ Agreements
1.In March 2022, we announced the launch of our Vibativ product in Puerto Rico. The announcement followed an August 2021 agreement with Verity to license and commercialize our Vibativ product in that territory. Verity has a particular strength and experience in the Puerto Rican market. Vibativ can serve as a potentially life-saving treatment in patients with hospital-acquired and ventilator-associated pneumonia resulting from infections, including the flu and COVID-19.
2.Also in March 2022, we announced that we have entered into an agreement with Tabuk Pharmaceutical Manufacturing Company (“Tabuk”), a fully owned subsidiary of Saudi Arabia’s publicly traded Astra Industrial Group. Under the terms of the agreement, Tabuk received an exclusive license to distribute Vibativ in Saudi Arabi and Jordan, with an option to expand into other countries in the region. Cumberland has recognized an upfront payment from Tabuk. In addition, the agreement calls for milestone payments as well as an agreed transfer price on supplies of the product for that territory.
Omeclamox-Pak Supply Update
The packager for our Omeclamox-Pak product has been unable to provide us with supplies of the product, having encountered difficulties and therefore suspending operations during the pandemic. We are currently awaiting the facility’s packaging to resume, while also exploring other alternatives to restart the product’s packaging, before we build new inventory and resupply the market.
Vaprisol Supply Update
We are transitioning to a new manufacturer for our Vaprisol product. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product were then not currently available. We have transferred manufacturing to a new facility, and await the submission and FDA approval for that plant before resuming shipments. That company plans to provide an interim supply of compounded product to the market while awaiting the needed facility approval.
Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor (“TPr”) antagonist, in a series of clinical studies. It has been dosed in nearly 1,400 subjects and was found to be safe and well tolerated in healthy volunteers and various patient populations.
Cumberland is currently sponsoring three Phase II clinical programs to evaluate ifetroban in 1) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma; 2) Systemic Sclerosis or scleroderma; a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs; and 3) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles.
After being interrupted by the pandemic, enrollment in these studies has resumed as many of our clinical study sites have reopened and begun screening patients for potential participation. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban.
We are also designing a Phase II study to evaluate the use of ifetroban to treat patients with Progressive Fibrosing Interstitial Lung Diseases. We are preparing an application to the FDA to support the new program.
In addition to our company-sponsored studies, an NIH-funded, Harvard-clinical-investigator-led trial has closed enrollment of patients with Aspirin Exacerbated Respiratory Disease. This Phase II, placebo-controlled study, complements our programs and we will announce top-line results following a completion of the data analysis.
Summary
Cumberland remains committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We are working to fulfill this mission by building a portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges amid the pandemic, while our team remains responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission throughout the remainder of the year.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
Accounting Estimates and Judgments
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. These estimates, judgments and assumptions are most critical with respect to our accounting for revenue recognition, inventories, fair value of contingent consideration liabilities associated with business combinations, share-based compensation and intangible assets.

RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change
Net revenues	$11,175,045	$10,537,159	$637,886
Costs and expenses:
Cost of products sold	2,211,885	2,417,329	(205,444)
Selling and marketing	4,614,429	3,787,340	827,089
Research and development	1,745,136	1,257,367	487,769
General and administrative	2,302,349	2,230,509	71,840
Amortization	1,593,245	1,168,914	424,331
Total costs and expenses	12,467,044	10,861,459	1,605,585
Operating income (loss)	(1,291,999)	(324,300)	(967,699)
Interest income	16,041	5,426	10,615
Interest expense	(119,575)	(24,417)	(95,158)
Income (loss) from continuing operations before income taxes	(1,395,533)	(343,291)	(1,052,242)
Income tax (expense) benefit	(6,900)	(7,458)	558
Net income (loss) from continuing operations	$(1,402,433)	$(350,749)	$(1,051,684)

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2022	2021	Change
Products:
Kristalose	$3,945,097	$2,994,378	$950,719
Sancuso	3,397,209	—	3,397,209
Vibativ	2,501,434	5,052,243	(2,550,809)
Caldolor	959,634	1,539,496	(579,862)
Vaprisol	(117,000)	1,134,264	(1,251,264)
Acetadote	111,090	117,191	(6,101)
Omeclamox-Pak	22,737	(450,263)	473,000
RediTrex	59,226	(32,252)	91,478
Other revenue	295,618	182,102	113,516
Total net revenues	$11,175,045	$10,537,159	$637,886
Net revenues. Net revenues for the three months ended March 31, 2022, were $11.2 million compared to $10.5 million for the three months ended March 31, 2021. As detailed in the table above, net revenue increased for two of our marketed products: Kristalose and RediTrex during the quarter, as well as the addition of Sancuso.
Kristalose revenue increased by 31.8% during the first quarter of 2022 to $3.9 million, when compared to the prior year period. The increase was primarily the result of growth in shipments of the product to our wholesale customers.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a slight decrease in the product's revenue when compared to the prior year period.
Vaprisol revenue was $(0.1) million for the first quarter of 2022, a decrease of $1.3 million compared to the same period last year. This decrease of net sales compared to the first quarter of 2021 is primarily due to a stock shortage as we await pending FDA approval on a new manufacturer.

Caldolor revenue was $1.0 million for the first quarter of 2022, a decrease of $0.6 million compared to the same period last year. The decrease was the result of lower international shipments of the product, due to order timing.
Vibativ revenue was $2.5 million for the three months ended March 31, 2022, compared to $5.1 million for the same period last year. The decrease was a result of increased purchases in 2021 due in part to a new packaging change.
Sancuso revenue was $3.4 million for the first quarter of 2022, which was $0.3 million higher than the first quarter of 2021 U.S. results reported by Kyowa Kirin, from whom Cumberland acquired the U.S. rights to Sancuso on January 3, 2022.
Omeclamox-Pak had no sales for the first quarter of 2022, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties, and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the first quarter of 2022 was positively impacted by various revenue adjustments.
Cost of products sold. Cost of products sold for the first quarter of 2022 and 2021 were $2.2 million and $2.4 million, respectively. Cost of products sold, as a percentage of net revenues, were 19.8% during the three months ended March 31, 2022, compared to 22.9% during the three months ended March 31, 2021. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix.
Selling and marketing. Selling and marketing expense for the first quarter of 2022 increased $0.8 million compared to the prior year period. This increase is primarily attributable to an increase in marketing spending for Sancuso as well as royalty costs, direct promotional spending, meeting costs and travel expenses for all of our existing brands including our new oncology sales force.
Research and development. Research and development costs for the first quarter of 2022 and 2021 were $1.7 million and $1.3 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the first quarter of 2022 was $2.3 million, which was $0.1 million higher than the first quarter of 2021. The increase was primarily attributable to increases in compensation expense.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2022	2021
Net revenue (1)	$2,651,434	$5,052,243
Cost of products sold (2)	927,160	1,456,816
Royalty and operating expenses	681,317	402,352
Vibativ contribution	$1,042,957	$3,193,075
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$38,772,457
Cost of products sold (2)	13,116,416
Royalty and operating expenses	7,135,362
Vibativ contribution	$18,520,679
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended March 31,
	2022	2021
Net revenue	$3,397,209	$—
Cost of products sold (1)	388,264	—
Royalty and operating expenses	910,100	—
Sancuso contribution	$2,098,845	$—
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2022, and three months ended March 31, 2021, totaled approximately $1.6 million and $1.2 million, respectively. The increase in amortization expense is due to the acquisition of Sancuso.
Income taxes. Income tax expense for the three months ended March 31, 2022, was comparable to the income tax expense for the three months ended March 31, 2021.
As of March 31, 2022, we had approximately $56.6 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Our primary sources of liquidity are cash equivalents, cash flows from operations and the amounts borrowed under our line of credit. We believe that our internally generated cash flows, existing working capital and our line of credit will be adequate to finance internal growth, finance business development initiatives, and fund capital expenditures for the foreseeable future.
The following table summarizes our liquidity and working capital as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$17,266,785	$27,040,816

Working capital (current assets less current liabilities)	$20,784,529	$26,409,053
Current ratio (multiple of current assets to current liabilities)	1.8	2.4

Revolving line of credit availability	$—	$—
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(150,498)	$1,785,549
Investing activities	(13,541,898)	(318,341)
Financing activities	3,918,365	(1,298,079)
Net increase (decrease) in cash and cash equivalents	$(9,774,031)	$169,129
The net $9.8 million decrease in cash and cash equivalents for the three months ended March 31, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by financing activities. Cash used in operating activities of $0.2 million was primarily the result of accounts receivable increasing by $7.8 million mainly from Sancuso sales, positively impacted by decreases in inventory of $2.3 million and increases in accounts payable and other liabilities of $4.1 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.8 million. Cash used in investing activities was the result of the acquisition of Sancuso. Our financing activities included the increase in our line of credit of $5.0 million partially offset by the $0.6 million in cash used to repurchase shares of our common stock as well as the $0.5 million used for the payment of royalties for sales of Vibativ and Sancuso.
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

Debt Agreement
On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement (the "Pinnacle Agreement") to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition.
On December 31, 2021, the Company and Pinnacle Bank entered into the Fifth Amendment to the Revolving Credit Note and the Sixth Amendment to the Revolving Credit Loan Agreement in order to increase the principal amount of the Note from $15 million to $20 million.
On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment ("Fifth Amendment") to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The Fifth Amendment extends the maturity date three years through October 1, 2024.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at March 31, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.
As of March 31, 2022 and December 31, 2021, the Company had $20.0 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility. The Company was in compliance with the Maximum Funded Debt Ratio financial covenant as of March 31, 2022.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2022 and 2021, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2022.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.65% at March 31, 2022. As of March 31, 2022, we had $20.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2022 and 2021. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended March 31, 2022, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments with regard to the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2022:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs		Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January	46,642		$3.96	$4,595,056
February	37,910		3.42	4,465,495
March	89,597	(1)	2.81	4,213,590
Total	174,149
(1) Of this amount, 50,874 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1*
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 11, 2022).

10.2*
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between Leo B. Pavliv and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 11, 2022).

10.3*
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between John M. Hamm and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 11, 2022).

10.4*
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between James L. Herman and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 11, 2022).

10.5*		Seventh Amendment to Revolving Credit Loan Agreement, dated as of March 31, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	May 13, 2022	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer