Form 10-Q
period 2022-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2022-08-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,661,937 shares of common stock as of August 8, 2022.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,216,565	$27,040,816
Accounts receivable, net	13,276,009	6,877,346
Inventories	9,420,459	8,429,882
Prepaid and other current assets	2,835,465	3,339,969
Total current assets	43,748,498	45,688,013
Non-current inventories	10,374,054	9,048,567
Property and equipment, net	457,490	442,635
Intangible assets, net	32,975,117	23,954,475
Goodwill	1,932,876	882,000
Operating lease right-of-use assets	493,102	1,024,200
Other assets	2,536,500	3,419,908
Total assets	$92,517,637	$84,459,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,591,585	$9,640,980
Operating lease current liabilities	512,324	969,677
Other current liabilities	13,148,060	8,668,303
Total current liabilities	24,251,969	19,278,960
Revolving line of credit	19,000,000	15,000,000
Operating lease noncurrent liabilities	—	90,016
Other long-term liabilities	10,061,376	7,488,844
Total liabilities	53,313,345	41,857,820
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,649,693 and 14,742,754 shares issued and outstanding as of June 30, 2022 and December 31, 2021 , respectively	47,822,319	48,452,906
Retained earnings (deficit)	(8,359,473)	(5,638,600)
Total shareholders’ equity	39,462,846	42,814,306
Noncontrolling interests	(258,554)	(212,328)
Total equity	39,204,292	42,601,978
Total liabilities and equity	$92,517,637	$84,459,798

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues	$10,299,152	$9,055,483	$21,474,197	$19,592,642
Costs and expenses:
Cost of products sold	2,031,884	1,740,649	4,243,769	4,157,978
Selling and marketing	4,556,685	4,121,817	9,171,114	7,909,157
Research and development	1,823,693	1,360,398	3,568,829	2,617,765
General and administrative	2,203,975	2,097,130	4,506,324	4,327,639
Amortization	1,529,453	1,171,218	3,122,698	2,340,132
Total costs and expenses	12,145,690	10,491,212	24,612,734	21,352,671
Operating income (loss)	(1,846,538)	(1,435,729)	(3,138,537)	(1,760,029)
Interest income	15,066	6,591	31,107	12,017
Other income	—	2,187,140	—	2,187,140
Other income - gain on insurance proceeds	611,330	—	611,330	—
Interest expense	(137,624)	(25,859)	(257,199)	(50,276)
Income (loss) from continuing operations before income taxes	(1,357,766)	732,143	(2,753,299)	388,852
Income tax (expense) benefit	(6,900)	(7,459)	(13,800)	(14,917)
Net income (loss) from continuing operations	(1,364,666)	724,684	(2,767,099)	373,935
Discontinued operations	—	498,807	—	994,217
Net income (loss)	(1,364,666)	1,223,491	(2,767,099)	1,368,152
Net loss at subsidiary attributable to noncontrolling interests	29,046	5,069	46,226	27,236
Net income (loss) attributable to common shareholders	$(1,335,620)	$1,228,560	$(2,720,873)	$1,395,388
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.09)	$0.05	$(0.19)	$0.02
- Discontinued operations - basic	—	0.03	—	0.07
	$(0.09)	$0.08	$(0.19)	$0.09

- Continuing operations - diluted	$(0.09)	$0.05	$(0.19)	$0.02
- Discontinued operations - diluted	—	0.03	—	0.07
	$(0.09)	$0.08	$(0.19)	$0.09
Weighted-average shares outstanding
- basic	14,688,505	14,976,064	14,689,798	14,970,241
- diluted	14,688,505	15,109,246	14,689,798	15,171,589

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,767,099)	$1,368,152
Discontinued operations	—	994,217
Net income (loss) from continuing operations	(2,767,099)	373,935
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	3,272,085	2,455,576
Share-based compensation	132,148	354,914
Decrease in non-cash contingent consideration	(68,334)	(180,110)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	598,355	(226,897)
Gain on receivable of life insurance policy proceeds	(611,330)	—
Increase in noncash interest expense	4,791	27,666
Gain on forgiveness of debt	—	(2,187,140)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(5,527,690)	3,230,220
Inventories	2,949,443	2,309,914
Other current assets and other assets	1,227,030	866,987
Accounts payable and other current liabilities	4,658,782	(3,008,323)
Other long-term liabilities	(1,688,143)	(526,189)
Net cash provided by operating activities from continuing operations	2,180,038	3,490,553
Discontinued operations	—	994,217
Net cash provided by operating activities	2,180,038	4,484,770
Cash flows from investing activities:
Additions to property and equipment	(164,241)	(34,531)
Note receivable investment funding	—	(200,000)
Cash paid for acquisitions	(13,500,000)	—
Additions to intangible assets	(50,248)	(132,323)
Net cash used in investing activities	(13,714,489)	(366,854)
Cash flows from financing activities:
Borrowings on line of credit	39,000,000	29,000,000
Repayments on line of credit	(35,000,000)	(30,000,000)
Cash payment of contingent consideration	(501,505)	(1,423,586)
Repurchase of common shares	(788,295)	(777,664)
Net cash provided by (used in) financing activities	2,710,200	(3,201,250)
Net increase (decrease) in cash and cash equivalents	(8,824,251)	916,666
Cash and cash equivalents at beginning of period	$27,040,816	$24,753,796
Cash and cash equivalents at end of period	$18,216,565	$25,670,462
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927
Share-based compensation	—	191,954	—	—	191,954
Repurchase of common shares	(158,405)	(484,965)	—	—	(484,965)
Net income (loss)	—	—	1,228,560	(5,069)	1,223,491
Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net income (loss)	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403
Share-based compensation	2,250	(27,753)	—	—	(27,753)
Repurchase of common shares	(83,317)	(196,692)	—	—	(196,692)
Net income (loss)	—	—	(1,335,620)	(29,046)	(1,364,666)
Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292

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
Cumberland focuses its resources on maximizing the commercial potential of its products, as well as developing new product candidates, and has both internal development and commercial capabilities. The Company’s products are manufactured by third parties, which are overseen by Cumberland’s quality control and manufacturing professionals. The Company works closely with its hospital, field and oncology sales teams and its third-party distribution partners to make its products available in the United States.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2021, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Discontinued Operations
As discussed further in Note 10, during May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol® and Totect® in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from Ethyol and Totect meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been presented in the financial statements and footnotes to reflect the discontinued status of Ethyol and Totect. Refer to Note 10, for additional information.
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
Throughout the pandemic, Cumberland has faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were impacted as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, 2021 and the six months ended June 30, 2022, we carefully monitored our supply chain, including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance during the pandemic.

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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$(1,364,666)	$724,684
Discontinued operations	—	498,807
Net income (loss)	(1,364,666)	1,223,491
Net loss at subsidiary attributable to noncontrolling interest	29,046	5,069
Net income (loss) attributable to common shareholders	$(1,335,620)	$1,228,560
Denominator:
Weighted-average shares outstanding – basic	14,688,505	14,976,064
Dilutive effect of other securities	—	133,182
Weighted-average shares outstanding – diluted	14,688,505	15,109,246

	Six months ended June 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$(2,767,099)	$373,935
Discontinued operations	—	994,217
Net income (loss)	(2,767,099)	1,368,152
Net loss at subsidiary attributable to noncontrolling interest	46,226	27,236
Net income (loss) attributable to common shareholders	$(2,720,873)	$1,395,388
Denominator:
Weighted-average shares outstanding – basic	14,689,798	14,970,241
Dilutive effect of other securities	—	201,348
Weighted-average shares outstanding – diluted	14,689,798	15,171,589

As of June 30, 2022 and 2021, restricted stock awards and options to purchase 289,975 and 198,300 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Products:
Kristalose	$3,570,272	$5,275,065	$7,515,368	$8,269,443
Sancuso	3,398,548	—	6,795,758	—
Vibativ	1,596,821	1,844,936	4,098,255	6,897,179
Caldolor	1,193,916	938,328	2,153,546	2,477,824
Vaprisol	(134,621)	399,952	(251,623)	1,534,216
Acetadote	126,789	152,781	237,884	269,972
Omeclamox-Pak	(26,412)	(24,109)	(3,676)	(474,371)
RediTrex	93,676	7,382	152,904	(24,870)
Other revenue	480,163	461,148	775,781	643,249
Total net revenues	$10,299,152	$9,055,483	$21,474,197	$19,592,642
The Omeclamox-Pak revenue for the second quarter of 2022 and 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. In the second quarter of 2022, the amounts noted were normal adjustments by channel partners. Net revenue was impacted by product return adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued an FDA Form 483 in the second quarter of 2022. Once these 483 related issues are satisfactorily resolved by the manufacturing plant, we will then resubmit our application to the FDA for approval. Net revenue was impacted by product return adjustments.
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
During the three and six months ended June 30, 2022, we recorded $0.3 million and $0.5 million, respectively, for milestone and international licensee payments as part of other revenue.
Other revenues also include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these federal grant programs totaled approximately $0.04 million and $0.3 million for the three months ended June 30, 2022 and 2021, and approximately $0.08 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2022 and December 31, 2021, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $1.0 million and $1.4 million, respectively.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at June 30, 2022 and December 31, 2021. Consigned inventory represents Authorized Generic inventory stored with our partner until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. For the Sancuso acquisition, Cumberland acquired $3.0 million of work in progress non-current inventory. At June 30, 2022 and December 31, 2021, total non-current inventory, including Vibativ, Sancuso and our clinical trial drug ifetroban, was $10.4 million and $9.0 million, respectively. The Company had no Vibativ finished goods included in non-current inventory at June 30, 2022, and $0.5 million included at December 31, 2021. The Company also has obtained $0.2 million and $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022 and December 31, 2021 the Company's net inventories consisted of the following:

	June 30, 2022	December 31, 2021

Raw materials and work in process	$12,773,497	$12,374,983
Consigned inventory	154,266	164,378
Finished goods	6,866,750	4,939,088
Total inventories	19,794,513	17,478,449
less non-current inventories	(10,374,054)	(9,048,567)
Total inventories classified as current	$9,420,459	$8,429,882

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
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at June 30, 2022 is 0.5 years.
On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company will lease approximately 16,631 rentable square feet of space (the “Leased Premise”) at the new development Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC. The Leased Premise will serve as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, and will commence on the earlier of November 1, 2022, the date on which Cumberland takes occupancy of the Leased Premise, or the date on which Cumberland receives a temporary or permanent certificate of occupancy for the Leased Premise. Cumberland received approval for its building permit and began the construction on the Leased Premise in June 2022.
Lease Position
At June 30, 2022 and December 31, 2021, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$493,102	$1,024,200

Lease Liabilities	June 30, 2022	December 31, 2021
Operating lease current liabilities	$512,324	$969,677

Operating lease noncurrent liabilities	—	90,016
Total	$512,324	$1,059,693
As of June 30, 2022, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.3 million and will be paid through the leases ending in October 2022 and April 2023. Excluding the Broadwest agreement, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2022	Operating Leases
2022	441,014
2023	92,477
Total lease payments	533,491
Less: Interest	21,167
Present value of lease liabilities	$512,324
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Six months ended June 30,
	2022	2021
Rent expense	$574,071	$605,130

Sublease income	$296,237	$348,411

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2022 and June 30, 2021, the Company repurchased 257,466 shares and 250,129 shares of common stock, respectively, for approximately $0.8 million each period. At June 30, 2022, approximately $4.0 million of common shares was left to repurchase under this program.
Share purchases and sales
During the Company's March 2022 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. These purchases began in April 2022.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the six months ended June 30, 2022 or June 30, 2021.
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2022 and June 30, 2021, the Company issued 65,225 shares and 36,850 shares of restricted stock to employees, advisors and directors, respectively. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2022 and 2021, the Company also issued 169,800 and 173,350 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in 2032 and 2031. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations. In the second quarter of 2022, we recorded a credit of $0.1 million to share-based compensation related to the forfeiture of unvested restricted stock awards.
Debt Agreement
On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement") permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter. For the quarter ended June 30, 2022, we slightly exceeded the Maximum Funded Debt Ratio, but we relied on our provision in the latest amendment to address it.
On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition.
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

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.87% at June 30, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.
As of June 30, 2022 and December 31, 2021, the Company had $19.0 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility.
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
(7) INCOME TAXES
As of June 30, 2022, the Company has approximately $56.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
(8) OTHER INCOME
The Company realized a $0.6 million gain in the second quarter of 2022 from insurance proceeds for a company owned executive life insurance policy.
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

Balance at December 31, 2021	$6,515,627
Cash payment of royalty during the period	(501,505)
Change in fair value of contingent consideration included in operating expenses	(294,119)
Contingent consideration earned and accrued in operating expenses	276,350
Balance at June 30, 2022	$5,996,353

The contingent consideration liability of $6.0 million was accounted for as $2.4 million of other current liabilities and $3.6 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2022.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that took place in late 2021 will result in a $1.0 million milestone payment due to Nordic. This milestone payment is included as a current liability at June 30, 2022.
Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic for it to assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after March 31, 2023. Cumberland will continue to distribute and support the product until then. Nordic will return the 180,000 restricted Cumberland shares we previously issued to them, refund to Cumberland the milestone payment of $1 million we made associated with the brand's U.S. approval and issue a credit note in favor of the Company in the amount of $1 million for the unpaid milestone payment due from us for launch of the product line. The companies will cooperate on any transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.
Cumberland has approximately $2.5 million in net intangible assets related to RediTrex at June 30, 2022.

Sancuso Acquisition
On January 3, 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
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
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities.
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
The acquisition was funded by cash and the Company's revolving credit facility. The Company is working with an outside consultant firm to finalize the Sancuso valuation of the transaction which will be completed later this year. The estimates of fair value for the more significant assets and liabilities assumed were as follows: prepaid expenses $0.3 million, inventory $5.2 million, goodwill $1.0 million, intangible assets $12.1 million, milestone payable $1.2 million and contingent liability $3.9 million.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at January 3, 2022	$3,946,716
Cash payment of royalty during the period	—
Change in fair value of contingent consideration included in operating expenses	362,453
Contingent consideration earned and accrued in operating expenses	373,973
Balance at June 30, 2022	$4,683,142

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $4.7 million was accounted for as $1.9 million of current liabilities and $2.8 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2022.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$—	$498,807	$—	$994,217
Income from discontinued operations	$—	$498,807	$—	$994,217

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

RECENT DEVELOPMENTS
Sancuso Acquisition
In January 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
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
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. We largely completed the transition of these responsibilities from Kyowa Kirin to Cumberland during the second quarter of 2022.
Sancuso Promotion
In April 2022, we entered into an agreement with Verity Pharmaceuticals International Limited (“Verity”) for the national co-promotion of Sancuso. Verity is a specialty pharmaceutical company that will utilize its established oncology commercial organization and customer network to co-promote Sancuso throughout the United States.
Verity will cover a majority of the U.S. market for an initial three-year term, with an option to extend for an additional two years. Verity and Cumberland will share in the incremental contribution margin resulting from Verity’s efforts.
In July 2022, Verity launched their national co-promotion efforts in support of Sancuso.
Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor (“TPr”) antagonist, in a series of clinical studies. It has been dosed in nearly 1,400 subjects and was found to be safe and well tolerated in healthy volunteers and various patient populations.
Cumberland is currently sponsoring three Phase II clinical programs to evaluate ifetroban in 1) Aspirin-Exacerbated Respiratory Disease, ("AERD") a severe form of asthma; 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs; and 3) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles.
We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban.
We are also designing a fourth Phase II program to evaluate the use of ifetroban to treat patients with Progressive Fibrosing Interstitial Lung Diseases and we are currently preparing an application to the FDA to support the new program.
In addition to our Company-sponsored studies, Harvard clinical investigators have led a Phase II trial in patients with AERD. Their study is designed to understand the mechanism of ifetroban in those patients and therefore complements the work we have underway. Their work has been supported by a $5 million grant from the NIH. Patient enrollment in the study is now closed, and the data analysis is underway. We look forward to sharing the results of the study once we receive the study report from them in the coming months.

New Ifetroban Publication
In June 2022, the American Journal of Respiratory and Critical Care Medicine published preclinical studies that support the use of ifetroban as a promising therapeutic for patients with pulmonary fibrosis associated with lung disease.
Specifically, the researchers reported that ifetroban was used to block thromboxane receptor signaling in three preclinical models of lung fibrosis: bleomycin-induced lung fibrosis, Hermansky-Pudlak Syndrome mice and radiation-induced lung fibrosis. Ifetroban reduced pro-fibrotic signaling in the lungs and prevented lung fibrosis due to multiple causes (bleomycin, genetic, radiation).
Amendment to Revolving Credit Loan Agreement
On June 30, 2022, Cumberland entered into the eighth amendment to our revolving credit loan agreement with Pinnacle Bank permitting the Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter.
Nordic Pharma Arrangements
On July 12, 2022, we entered into an amendment to our agreement with Nordic Pharma (“Nordic”) that addresses the responsibilities and financial arrangements regarding our license to Nordic's methotrexate line of products for the U.S. (the “License”). Our line of prefilled methotrexate syringes, marketed under the brand name RediTrex® in the U.S., is covered by the License.
Based on the amendment, we are providing Nordic with the opportunity to assume responsibility for commercializing the methotrexate products in the U.S. after March 31, 2023. We will continue to distribute and support the RediTrex product line during a transition period until then. Following the return of the License, Nordic will provide us with a royalty on their future sales of the product through April 2035. The companies will continue to collaborate on any transition and ongoing commercialization of the product line.
Cumberland will transfer to Nordic the marketing authorization associated with the RediTrex product line.
Nordic will return the 180,000 shares we issued to them associated with the License and refund the $1 million we paid to them following the brand’s approval in the U.S. Nordic will also issue a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us for our launch of the product line.
New Board Member
In July 2022, we were honored to welcome Martin Brown Jr. to Cumberland’s Board of Directors. His experience includes 10 years on the board of directors of Brown-Forman Corporation, a large American spirits and wine company whose shares are listed on the New York Stock Exchange. Additionally, he has served since 2018 on the board of directors of the parent company of Aegis Sciences Corporation, a federally certified health care laboratory headquartered in Nashville.
Mr. Brown is an attorney at Adams and Reese LLP. He has nearly 30 years of legal experience representing privately held businesses, counseling owners in complex business transactions, intellectual property licensing, international commerce, mergers and acquisitions, and estate planning. He has been listed since 2009 in the corporate law category of Best Lawyers®.
He has been an active board member for many community organizations, including the Land Trust for Tennessee, Nashville Public Radio, Montgomery Bell Academy, Nashville Public Television, Centerstone Mental Health Center, Cheekwood Estate and Gardens, and Tennessee chapter of the Nature Conservancy.
Mr. Brown brings significant legal, public company, health care and civic experience to our Board. We expect his contributions will be valuable in our efforts to acquire, develop and deliver innovative products to improve the quality of care for patients.
Board Special Committee
The Board has formed a Special Committee (the “Committee”) as an ad hoc committee of the Board of Directors to facilitate certain corporate development activities, including the review and evaluation of potential mergers, acquisitions, joint ventures, significant investments or divestitures of material assets. The Committee is composed solely of directors who meet the independence requirements of the NASDAQ Global Select Market. The Committee was activated so that the Company may properly consider and evaluate any corporate development opportunities that might arise as a result of the recent volatility in the financial markets associated with the biopharmaceutical industry.

Sustainability Report
In early August 2022, we announced the results of our 2021 Sustainability Report, outlining our activities pertaining to environmental, social and governance matters. As the largest biopharmaceutical company founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
Highlights from the report include:
•We provided 2.43 million doses of our products for patients in 2021.
•We also safely disposed of over 6,200 pounds of expired or damaged products during the year.
•We had no products recalled, no Company marketed brands listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no marketed Company product issues identified by FDA from their Adverse Event Reporting System and no clinical trials terminated due to failure to practice good clinical standards.
The 2021 Sustainability Report also highlights our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. Cumberland’s workforce is 44% women, and 15% of our employees are minorities.
State of Tennessee and Tennessee Valley Authority Grants
The State of Tennessee and the Tennessee Valley Authority have awarded Cumberland a total of $250,000 in grants to support the buildout of the new offices at 1600 West End Ave. and the relocation of the Company to this new headquarters. This new headquarters location keeps Cumberland near the Vanderbilt University Medical Center to enable our continued collaboration.
With our portfolio of FDA-approved drug brands, and a deep pipeline of new drugs under development, Cumberland is poised to attain significant milestones in the coming years. We believe this well-located, state-of-the-art new headquarters will play an important role in the Company’s future success.
Omeclamox-Pak Supply Update
The packager for our Omeclamox-Pak product has been unable to provide us with supplies of the product, having encountered difficulties and therefore suspending operations during the pandemic. We are currently awaiting the facility’s packaging to resume, while also exploring other alternatives to restart the product’s packaging before we build new inventory and resupply the market.
Vaprisol Supply Update
We are transitioning to a new manufacturer for our Vaprisol product. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product were then not currently available. We have transferred manufacturing to a new facility and await the submission and FDA approval for that plant before resuming shipments. During the second quarter of 2022, the new manufacturer was issued an FDA Form 483 following an inspection of their facility. The FDA notified us that our application to manufacture Vaprisol at the new facility would need to be resubmitted once those 483 issues are satisfactorily resolved. Our new manufacturing partner is working with the FDA to address those issues on a timely basis. Meanwhile, the Company plans to provide an interim supply of compounded product to the market while awaiting the needed facility approval.
Summary
Cumberland remains committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We are working to fulfill this mission by building a portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges while our team remains responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission throughout the remainder of the year.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	Change
Net revenues	$10,299,152	$9,055,483	$1,243,669
Costs and expenses:
Cost of products sold	2,031,884	1,740,649	291,235
Selling and marketing	4,556,685	4,121,817	434,868
Research and development	1,823,693	1,360,398	463,295
General and administrative	2,203,975	2,097,130	106,845
Amortization	1,529,453	1,171,218	358,235
Total costs and expenses	12,145,690	10,491,212	1,654,478
Operating income (loss)	(1,846,538)	(1,435,729)	(410,809)
Interest income	15,066	6,591	8,475
Other income	—	2,187,140	(2,187,140)
Other income - gain on insurance proceeds	611,330	—	611,330
Interest expense	(137,624)	(25,859)	(111,765)
Income (loss) from continuing operations before income taxes	(1,357,766)	732,143	(2,089,909)
Income tax (expense) benefit	(6,900)	(7,459)	559
Net income (loss) from continuing operations	$(1,364,666)	$724,684	$(2,089,350)

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2022	2021	Change
Products:
Kristalose	$3,570,272	$5,275,065	$(1,704,793)
Sancuso	3,398,548	—	3,398,548
Vibativ	1,596,821	1,844,936	(248,115)
Caldolor	1,193,916	938,328	255,588
Vaprisol	(134,621)	399,952	(534,573)
Acetadote	126,789	152,781	(25,992)
Omeclamox-Pak	(26,412)	(24,109)	(2,303)
RediTrex	93,676	7,382	86,294
Other revenue	480,163	461,148	19,015
Total net revenues	$10,299,152	$9,055,483	$1,243,669
Net revenues. Net revenues for the three months ended June 30, 2022, were $10.3 million compared to $9.1 million for the three months ended June 30, 2021. As detailed in the table above, net revenue increased for two of our marketed products: Caldolor and RediTrex during the quarter. We also continued significant shipments of Sancuso which we launched earlier in the year.
Kristalose revenue of $3.6 million for the second quarter of 2022, represented a decrease of $1.7 million when compared to the prior year period. The decrease was primarily the result of timing of shipments to one of our co-promotion partners.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a slight decrease in the branded product's revenue when compared to the prior year period.
Vaprisol revenue was $(0.1) million for the second quarter of 2022, a decrease of $0.5 million compared to the same period last year. This decrease is primarily due to the lack of inventory of the product, as we await FDA approval on a new manufacturer.

Caldolor revenue was $1.2 million for the second quarter of 2022, an increase of $0.3 million, or 27.2%, compared to the second quarter of 2021. The increase was the result of higher international shipments of the product.
Vibativ revenue was $1.6 million for the three months ended June 30, 2022, compared to $1.8 million for the same period last year. The decline was a result of increased purchases in 2021 associated in part with wholesaler stocking of our new packaged product.
Sancuso revenue was $3.4 million for the second quarter of 2022, which was $0.3 million higher than the second quarter of 2021 U.S. results reported by Kyowa Kirin, from whom Cumberland acquired the U.S. rights to Sancuso on January 3, 2022.
Omeclamox-Pak had no sales for the second quarter of 2022, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties, and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the three months ended June 30, 2022, was negatively impacted by various revenue adjustments.
Cost of products sold. Cost of products sold for the second quarter of 2022 and 2021 were $2.0 million and $1.7 million, respectively. Cost of products sold, as a percentage of net revenues, were 19.7% during the three months ended June 30, 2022, similar to 19.2% during the three months ended June 30, 2021.
Selling and marketing. Selling and marketing expense for the second quarter of 2022 increased $0.4 million compared to the same period last year. This increase is primarily attributable to an increase in marketing expenses associated with the Sancuso acquisition, including royalty costs, promotional spending and the costs associated with our new oncology sales division.
Research and development. Research and development costs for the second quarter of 2022 and 2021 were $1.8 million and $1.4 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense increased to $2.2 million for the second quarter of 2022, compared to $2.1 million for the second quarter of 2021, an increase of $0.1 million . The increase was primarily attributable to increases in compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended June 30,
	2022	2021
Net revenue	$1,596,821	$1,844,936
Cost of products sold (1)	402,320	678,146
Royalty and operating expenses	(17,957)	767,813
Vibativ contribution	$1,212,458	$398,977
(1)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended June 30,
	2022	2021
Net revenue (1)	$3,648,548	$—
Cost of products sold (2)	360,572	—
Royalty and operating expenses	992,922	—
Sancuso contribution	$2,295,054	$—
(1) 2022 net revenue includes a $250,000 payment to Cumberland required under the terms of a new licensee agreement.
(2) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2022 and 2021, totaled approximately $1.5 million and $1.2 million, respectively. The increase in amortization expense is due to the acquisition of Sancuso.
Income taxes. Income tax expense for the three months ended June 30, 2022, was comparable to the income tax expense for the three months ended June 30, 2021.
As of June 30, 2022, we had approximately $56.6 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
Other income. In the second quarter of 2022, we recognized a gain on insurance proceeds of $0.6 million.

RESULTS OF OPERATIONS
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Change
Net revenues	$21,474,197	$19,592,642	$1,881,555
Costs and expenses:
Cost of products sold	4,243,769	4,157,978	85,791
Selling and marketing	9,171,114	7,909,157	1,261,957
Research and development	3,568,829	2,617,765	951,064
General and administrative	4,506,324	4,327,639	178,685
Amortization	3,122,698	2,340,132	782,566
Total costs and expenses	24,612,734	21,352,671	3,260,063
Operating income (loss)	(3,138,537)	(1,760,029)	(1,378,508)
Interest income	31,107	12,017	19,090
Other income	—	2,187,140	(2,187,140)
Other income - gain on insurance proceeds	611,330	—	611,330
Interest expense	(257,199)	(50,276)	(206,923)
Income (loss) from continuing operations before income taxes	(2,753,299)	388,852	(3,142,151)
Income tax (expense) benefit	(13,800)	(14,917)	1,117
Net income (loss) from continuing operations	$(2,767,099)	$373,935	$(3,141,034)

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2022	2021	Change
Products:
Kristalose	$7,515,368	$8,269,443	$(754,075)
Sancuso	6,795,758	—	6,795,758
Vibativ	4,098,255	6,897,179	(2,798,924)
Caldolor	2,153,546	2,477,824	(324,278)
Vaprisol	(251,623)	1,534,216	(1,785,839)
Acetadote	237,884	269,972	(32,088)
Omeclamox-Pak	(3,676)	(474,371)	470,695
RediTrex	152,904	(24,870)	177,774
Other revenue	775,781	643,249	132,532
Total net revenues	$21,474,197	$19,592,642	$1,881,555
Net revenues. Net revenues for the six months ended June 30, 2022, were $21.5 million compared to $19.6 million for the six months ended June 30, 2021, an increase of $1.9 million. The addition of our newest product Sancuso contributed to an overall 9.6% revenue increase.
Kristalose revenue was $7.5 million during the first six months of 2022, a decrease of $0.8 million when compared with the prior year period. Revenue decreased due to slightly lower sales volume associated with one of our co-promotion partners in 2022.

Vibativ revenue was $4.1 million for the six months ended June 30, 2022, compared to $6.9 million for the same period last year. The decrease in net revenue was a result of improved sales volume for the product during the six months ended June 30, 2021. The decline was a result of increased purchases in 2021 associated in part with wholesaler stocking of our new packaged product.
Vaprisol revenue was $(0.3) million for the first six months of 2022 as Cumberland is currently out of commercial inventory of the product. Net revenue was negatively impacted by various sales adjustments.
Omeclamox-Pak had no sales for the six months ended June 30, 2022, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the six months ended June 30, 2022, was negatively impacted by product returns during the period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a slight decrease in the product's year to date revenue for the six months ended June 30, 2022, when compared to the prior year period as a result of an increase in expired product returns in 2022.
Caldolor revenue was $2.2 million for the first two quarters of 2022, a decrease of $0.3 million compared to the same period last year. International shipments decreased in 2022.
Cost of products sold. Cost of products sold for first six months of 2022 and 2021 were consistent at $4.2 million for each period.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2022, increased $1.3 million compared to the prior year period. This increase is primarily attributable to an increase in marketing expenses associated with the Sancuso acquisition including royalty costs, promotional spending and the costs associated with our new oncology sales division.
Research and development. Research and development costs were $3.6 million for the first six months of 2022 compared to $2.6 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expense for the six months ended June 30, 2022, remained consistent with $4.5 million compared to $4.3 million during the six months ended June 30, 2021. In 2022, we experienced a slight increase in compensation expense.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Six months ended June 30,
	2022	2021
Net revenue (1)	$4,248,255	$6,897,179
Cost of products sold (2)	1,329,480	2,134,962
Royalty and operating expenses	663,360	1,170,165
Vibativ contribution	$2,255,415	$3,592,052
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$40,369,278
Cost of products sold (2)	13,518,736
Royalty and operating expenses	7,117,405
Vibativ contribution	$19,733,137
(1) Net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Six months ended June 30,
	2022	2021
Net revenue (1)	$7,045,758	$—
Cost of products sold (2)	748,836	—
Royalty and operating expenses	1,903,022	—
Sancuso contribution	$4,393,900	$—
(1) 2022 net revenue includes a $250,000 payment to Cumberland required under the terms of a new licensee agreement.
(2) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2022, and six months ended June 30, 2021, totaled approximately $3.1 million and $2.3 million, respectively. The increase was attributable to the Sancuso acquisition.
Income taxes. Income tax expense (benefit) for the six months ended June 30, 2022, as a percentage of income (loss) from continuing operations before income taxes, was 0.5% compared to 3.8% for the six months ended June 30, 2021.
Other income. In the second quarter of 2022, we recognized a gain on insurance proceeds of $0.6 million.

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
The following table summarizes our liquidity and working capital as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$18,216,565	$27,040,816

Working capital (current assets less current liabilities)	$19,496,529	$26,409,053
Current ratio (multiple of current assets to current liabilities)	1.8	2.4

Revolving line of credit availability	$1,000,000	$5,000,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2022 and June 30, 2021:

	Six months ended June 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$2,180,038	$4,484,770
Investing activities	(13,714,489)	(366,854)
Financing activities	2,710,200	(3,201,250)
Net increase (decrease) in cash and cash equivalents	$(8,824,251)	$916,666
The net $8.8 million decrease in cash and cash equivalents for the six months ended June 30, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by operating and financing activities. Cash provided by operating activities of $2.2 million was primarily the result of a decreases in inventory of $2.9 million, decrease in other assets of $1.2 million and increases in accounts payable and other liabilities of $4.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $3.4 million. This was partially offset by accounts receivable increasing by $5.5 million, mainly from the addition of Sancuso sales and the decrease in long-term liabilities of $1.7 million. Cash used in investing activities was the result of the acquisition of Sancuso. Our financing activities included the increase in our line of credit of $4.0 million partially offset by the $0.8 million in cash used to repurchase shares of our common stock as well as the $0.5 million used for the payment of royalties for sales of Vibativ.
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

Debt Agreement
On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement") permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter. For the quarter ended June 30, 2022, we slightly exceeded the Maximum Funded Debt Ratio, but we relied on our provision in the latest amendment to address it.
On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition.
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
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.87% at June 30, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.
As of June 30, 2022 and December 31, 2021, the Company had $19.0 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2022 and 2021, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2022.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 3.87% at June 30, 2022. As of June 30, 2022, we had $19.0 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2022 and 2021. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended June 30, 2022, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended June 30, 2022:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs		Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	28,036		$2.68	$4,138,402
May	31,608		2.31	4,065,543
June	23,673	(1)	2.05	4,016,898
Total	83,317
(1) Of this amount, 424 shares were repurchased directly through private purchases at the then-current fair market value of common stock.

Item 6. Exhibits

No.		Description

10.1*		Eighth Amendment to Revolving Credit Loan Agreement, dated as of June 30, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	August 12, 2022	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer