Form 10-Q
period 2022-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2022-11-14
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-33637
Cumberland Pharmaceuticals Inc.
(Exact Name of Registrant as Specified In Its Charter)

Tennessee	62-1765329
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 West End Avenue, Suite 1300, Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)
(615) 255-0068
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Class	Trading Symbol	Name of exchange on which registered
Common stock, no par value	CPIX	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,464,127 shares of common stock as of November 7, 2022.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,541,538	$27,040,816
Accounts receivable, net	15,232,697	6,877,346
Inventories, net	10,647,529	8,429,882
Prepaid and other current assets	3,738,842	3,339,969
Total current assets	49,160,606	45,688,013
Non-current inventories	7,497,356	9,048,567
Property and equipment, net	490,826	442,635
Intangible assets, net	29,048,043	23,954,475
Goodwill	1,932,876	882,000
Operating lease right-of-use assets	219,850	1,024,200
Other assets	2,426,996	3,419,908
Total assets	$90,776,553	$84,459,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,510,756	$9,640,980
Operating lease current liabilities	229,605	969,677
Other current liabilities	13,565,862	8,668,303
Total current liabilities	25,306,223	19,278,960
Revolving line of credit	17,700,000	15,000,000
Operating lease non-current liabilities	—	90,016
Other long-term liabilities	9,279,208	7,488,844
Total liabilities	52,285,431	41,857,820
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,436,583 and 14,742,754 shares issued and outstanding as of September 30, 2022 and December 31, 2021 , respectively	47,532,375	48,452,906
Retained earnings (deficit)	(8,768,112)	(5,638,600)
Total shareholders’ equity	38,764,263	42,814,306
Noncontrolling interests	(273,141)	(212,328)
Total equity	38,491,122	42,601,978
Total liabilities and equity	$90,776,553	$84,459,798

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenues	$11,413,072	$8,072,540	$32,887,269	$27,665,182
Costs and expenses:
Cost of products sold	2,224,443	1,328,027	6,468,212	5,486,005
Selling and marketing	4,110,397	3,800,288	13,281,511	11,709,445
Research and development	1,714,254	1,453,873	5,283,083	4,071,638
General and administrative	2,166,118	2,039,799	6,672,442	6,367,438
Amortization	1,486,448	1,013,948	4,609,146	3,354,080
Total costs and expenses	11,701,660	9,635,935	36,314,394	30,988,606
Operating income (loss)	(288,588)	(1,563,395)	(3,427,125)	(3,323,424)
Interest income	21,602	7,394	52,709	19,411
Other income	—	—	—	2,187,140
Other income - gain on insurance proceeds	—	—	611,330	—
Interest expense	(149,340)	(20,021)	(406,539)	(70,297)
Income (loss) from continuing operations before income taxes	(416,326)	(1,576,022)	(3,169,625)	(1,187,170)
Income tax (expense) benefit	(6,900)	(7,458)	(20,700)	(22,375)
Net income (loss) from continuing operations	(423,226)	(1,583,480)	(3,190,325)	(1,209,545)
Discontinued operations	—	496,787	—	1,491,004
Net income (loss)	(423,226)	(1,086,693)	(3,190,325)	281,459
Net loss at subsidiary attributable to noncontrolling interests	14,587	31,415	60,813	58,651
Net income (loss) attributable to common shareholders	$(408,639)	$(1,055,278)	$(3,129,512)	$340,110
Earnings (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.03)	$(0.10)	$(0.21)	$(0.08)
- Discontinued operations - basic	—	0.03	—	0.10
	$(0.03)	$(0.07)	$(0.21)	$0.02

- Continuing operations - diluted	$(0.03)	$(0.10)	$(0.21)	$(0.08)
- Discontinued operations - diluted	—	0.03	—	0.10
	$(0.03)	$(0.07)	$(0.21)	$0.02
Weighted-average shares outstanding
- basic	14,477,478	14,880,887	14,618,975	14,939,919
- diluted	14,477,478	14,880,887	14,618,975	15,139,904

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,190,325)	$281,459
Discontinued operations	—	1,491,004
Net income (loss) from continuing operations	(3,190,325)	(1,209,545)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	4,816,630	3,529,245
Share-based compensation	320,598	517,081
Decrease in non-cash contingent consideration	(1,051,908)	(632,646)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	708,293	(52,070)
Increase in noncash interest expense	7,608	33,943
Gain on forgiveness of debt	—	(2,187,140)
Gain on receivable of life insurance policy proceeds	(611,330)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(8,184,656)	2,527,183
Inventories	1,338,881	2,555,393
Other current assets and other assets	4,355,396	1,627,350
Accounts payable and other current liabilities	8,778,631	(2,873,596)
Other long-term liabilities	(2,472,453)	(943,439)
Net cash provided by operating activities from continuing operations	4,815,365	2,891,759
Discontinued operations	—	1,491,004
Net cash provided by operating activities	4,815,365	4,382,763
Cash flows from investing activities:
Additions to property and equipment	(255,676)	(94,485)
Settlement of patent litigation	21,757	—
Life insurance policy proceeds received	877,597	—
Note receivable investment funding	—	(200,000)
Cash paid for acquisitions	(13,500,000)	—
Additions to intangible assets	(177,362)	(180,613)
Net cash used in investing activities	(13,033,684)	(475,098)
Cash flows from financing activities:
Borrowings on line of credit	46,700,000	45,000,000
Repayments on line of credit	(44,000,000)	(45,000,000)
Cash payment of contingent consideration	(1,117,576)	(1,792,573)
Repurchase of common shares	(863,383)	(1,025,657)
Net cash provided by (used in) financing activities	719,041	(2,818,230)
Net increase (decrease) in cash and cash equivalents	(7,499,278)	1,089,435
Cash and cash equivalents at beginning of period	$27,040,816	$24,753,796
Cash and cash equivalents at end of period	$19,541,538	$25,843,231
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Share-based compensation	187,759	162,960	—	—	162,960
Repurchase of common shares	(91,724)	(303,088)	—	—	(303,088)
Net income (loss)	—	—	166,828	(22,167)	144,661
Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927

Balance, March 31, 2021	15,084,464	$48,981,395	$(1,964,185)	$(139,283)	$46,877,927
Share-based compensation	—	191,954	—	—	191,954
Repurchase of common shares	(158,405)	(484,965)	—	—	(484,965)
Net income (loss)	—	—	1,228,560	(5,069)	1,223,491
Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407

Balance, June 30, 2021	14,926,059	$48,688,384	$(735,625)	$(144,352)	$47,808,407
Share-based compensation	875	162,167	—	—	162,167
Repurchase of common shares	(76,408)	(237,616)	—	—	(237,616)
Net loss	—	—	(1,055,278)	(31,415)	(1,086,693)
Balance, September 30, 2021	14,850,526	$48,612,935	$(1,790,903)	$(175,767)	$46,646,265

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net loss	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403
Share-based compensation	2,250	(27,753)	—	—	(27,753)
Repurchase of common shares	(83,317)	(196,692)	—	—	(196,692)
Net loss	—	—	(1,335,620)	(29,046)	(1,364,666)
Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292

Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292
Return of common shares	(180,000)	(399,600)	—	—	(399,600)
Share-based compensation	—	188,449	—	—	188,449
Repurchase of common shares	(33,110)	(78,793)	—	—	(78,793)
Net loss	—	—	(408,639)	(14,587)	(423,226)
Balance, September 30, 2022	14,436,583	$47,532,375	$(8,768,112)	$(273,141)	$38,491,122

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2021, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Throughout the pandemic, Cumberland has faced the same challenges affecting other companies that rely on hospital admissions and patient visits to drive revenue. Our clinical studies were impacted as fewer patients sought elective surgeries and our access to medical facilities was substantially limited. During 2020, 2021 and the nine months ended September 30, 2022, we carefully monitored our supply chain, including the flow of raw materials into the plants that manufacture our products as well as the batches of finished product emerging from those facilities. Several of our brands were negatively impacted by the lockdowns and postponement of physician office visits and elective procedures. However, we are fortunate to have a diversified product portfolio, with other brands delivering a strong performance during the pandemic.

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
Recent Accounting Guidance
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the ASU’s provisions as a cumulative-effect adjustment, if any, to retained earnings (deficit) as of the beginning of the first reporting period in which the guidance is adopted.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$(423,226)	$(1,583,480)
Discontinued operations	—	496,787
Net income (loss)	(423,226)	(1,086,693)
Net loss at subsidiary attributable to noncontrolling interest	14,587	31,415
Net income (loss) attributable to common shareholders	$(408,639)	$(1,055,278)
Denominator:
Weighted-average shares outstanding – basic	14,477,478	14,880,887
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,477,478	14,880,887

	Nine months ended September 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$(3,190,325)	$(1,209,545)
Discontinued operations	—	1,491,004
Net income (loss)	(3,190,325)	281,459
Net loss at subsidiary attributable to noncontrolling interest	60,813	58,651
Net income (loss) attributable to common shareholders	$(3,129,512)	$340,110
Denominator:
Weighted-average shares outstanding – basic	14,618,975	14,939,919
Dilutive effect of other securities	—	199,985
Weighted-average shares outstanding – diluted	14,618,975	15,139,904

As of September 30, 2022 and 2021, restricted stock awards and options to purchase 233,750 and 158,900 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Products:
Kristalose	$3,903,305	$4,012,746	$11,418,673	$12,286,729
Sancuso	3,960,652	—	10,756,411	—
Vibativ	1,909,750	1,896,584	6,008,005	8,799,891
Caldolor	921,811	1,255,669	3,075,355	3,734,273
Vaprisol	(436)	325,774	(252,059)	1,861,130
Acetadote	99,792	368,733	337,685	638,704
Omeclamox-Pak	35,600	22,689	31,925	(451,683)
RediTrex	85,809	11,459	238,712	(13,291)
Other revenue	496,789	178,886	1,272,562	809,429
Total net revenues	$11,413,072	$8,072,540	$32,887,269	$27,665,182
The Omeclamox-Pak revenue for the third quarter of 2022 and 2021 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. In the third quarter of 2022, the amounts noted were normal adjustments by channel partners. Net revenue was positively impacted by product return adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued an FDA Form 483 in the second quarter of 2022. Once these 483 related issues are satisfactorily resolved by the manufacturing plant, we will then resubmit our application to the FDA for approval. Net revenue was negatively impacted by product return adjustments.
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
During the three and nine months ended September 30, 2022, we recorded $0.1 million and $0.6 million, respectively, for milestone and international licensee payments as part of other revenue.
Other revenues also include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these federal grant programs totaled approximately $0.2 million and $0.02 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $0.3 million each for the nine months ended September 30, 2022 and 2021.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2022 and December 31, 2021, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $1.8 million and $1.4 million, respectively.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at September 30, 2022 and December 31, 2021. Consigned inventory represents Authorized Generic inventory stored with our partner until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. For the Sancuso acquisition, Cumberland acquired $3.0 million of work in progress non-current inventory. At September 30, 2022 and December 31, 2021, total non-current inventory, including Vibativ, Sancuso and our clinical trial drug ifetroban, was $7.5 million and $9.0 million, respectively. The Company had no Vibativ finished goods included in non-current inventory at September 30, 2022, and $0.5 million included at December 31, 2021. The Company also has obtained $0.2 million and $0.4 million of finished goods in non-current inventory for API related to its ifetroban clinical initiatives at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021 the Company's net inventories consisted of the following:

	September 30, 2022	December 31, 2021

Raw materials and work in process	$11,738,972	$12,374,983
Consigned inventory	128,168	164,378
Finished goods	6,277,745	4,939,088
Total inventories	18,144,885	17,478,449
less non-current inventories	(7,497,356)	(9,048,567)
Total inventories classified as current	$10,647,529	$8,429,882
(5) LEASES
Cumberland’s significant operating leases include the lease of approximately 25,500 square feet of office space in Nashville, Tennessee for its corporate headquarters. This lease expired in October 2022. The Company's operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. This lease currently expires in April 2023.
Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As Cumberland’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 7.42%. The weighted-average remaining lease term at September 30, 2022 is 0.4 years.

On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company will lease approximately 16,631 rentable square feet of space (the “Leased Premise”) at the new Broadwest development located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC. The Leased Premise will serve as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each. The Broadwest lease calls for monthly base rent, operating expense and parking payments. In year 1, the base rent starts at $33.06 per square foot of rentable area. The lease also provides for several months of free rent plus a tenant improvement allowance. Cumberland received approval for its building permit and began construction on the Leased Premise in June 2022. On October 25, 2022, Cumberland received final building approval and a certificate of occupancy for the Leased Premise.
Lease Position
At September 30, 2022 and December 31, 2021, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$219,850	$1,024,200

Lease Liabilities	September 30, 2022	December 31, 2021
Operating lease current liabilities	$229,605	$969,677

Operating lease noncurrent liabilities	—	90,016
Total	$229,605	$1,059,693
As of September 30, 2022, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million and will be paid through the leases ending in October 2022 and April 2023. Excluding the Broadwest lease agreement, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2022	Operating Leases
2022	150,533
2023	92,477
Total lease payments	243,010
Less: Interest	13,405
Present value of lease liabilities	$229,605
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Nine months ended September 30,
	2022	2021
Rent expense	$861,398	$910,975

Sublease income	$424,632	$526,868

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2022 and September 30, 2021, the Company repurchased 290,576 shares and 326,537 shares of common stock for approximately $0.8 million and $1.0 million, respectively. At September 30, 2022, approximately $3.9 million of common shares was left to repurchase under this program.
Share purchases and sales
During the Company's March 2022 trading window, several members of Cumberland's Board of Directors entered into share purchase agreements of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. These purchases began in April 2022 and as of September 30, 2022, a total of 27,698 shares have been purchased through this trading plan.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the nine months ended September 30, 2022 or September 30, 2021.
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2022 and September 30, 2021, the Company issued 65,225 shares and 36,850 shares of restricted stock to employees, advisors and directors, respectively. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2022 and 2021, the Company also issued 172,300 and 174,800 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in 2032 and 2031, respectively. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2022, we recorded a credit of $0.1 million to share-based compensation related to the forfeiture of unvested restricted stock awards.
Debt Agreement
On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended September 30, 2022, we were in compliance with the Funded Debt Ratio financial covenant.
On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter.
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

On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The Fifth Amendment extends the maturity date three years through October 1, 2024.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 5.25% at September 30, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.
As of September 30, 2022 and December 31, 2021, the Company had $17.7 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility.
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
(7) INCOME TAXES
As of September 30, 2022, the Company has approximately $56.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations. The Company does not allocate any portion of its income tax expense (benefit) to discontinued operations.
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

Balance at December 31, 2021	$6,515,627
Cash payment of royalty during the period	(777,855)
Change in fair value of contingent consideration included in operating expenses	(1,550,241)
Contingent consideration earned and accrued in operating expenses	631,608
Balance at September 30, 2022	$4,819,139

The contingent consideration liability of $4.8 million was accounted for as $1.9 million of other current liabilities and $3.0 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that took place in late 2021 resulted in a $1.0 million milestone payment due to Nordic.

Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic whereby they may assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after March 31, 2023. Cumberland will continue to distribute and support the product until then. In accordance with the terms of the amendment, Nordic has agreed to return the 180,000 restricted Cumberland shares we previously issued to Nordic which will be cancelled, refund to Cumberland the milestone payment of $1.0 million we made associated with the brand's U.S. approval and issue a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment due from us for launch of the product line. The companies will cooperate on any transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at January 3, 2022	$3,946,716
Cash payment of royalty during the period	(339,721)
Change in fair value of contingent consideration included in operating expenses	498,333
Contingent consideration earned and accrued in operating expenses	430,317
Balance at September 30, 2022	$4,535,645

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $4.5 million was accounted for as $1.9 million of current liabilities and $2.6 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2022.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$—	$496,787	$—	$1,491,004
Income from discontinued operations	$—	$496,787	$—	$1,491,004

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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the success of our existing brands while continuing to build a portfolio of differentiated products. We currently feature eight products approved by the FDA in the United States. We are also continuing to explore international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
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
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of Vibativ and Sancuso are examples of this strategy.
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

RECENT DEVELOPMENTS
New Headquarters Location
We recently announced the relocation of our headquarters into new offices located on the Broadwest campus in the Vanderbilt/West End corridor of Nashville in late October 2022. We are delighted to continue our presence and participation in the Nashville healthcare community, which represents the largest concentration of healthcare companies in the country. Our new, state-of-the-art headquarters keeps us close to the Vanderbilt University Medical Center, enabling our continued collaboration, as we work to develop new medicines for the future.
Broadwest is a 1.2 million-square-foot urban, mixed-use complex and business park – with office space, a Conrad Hilton hotel and supportive retail space. Our move allows us to accommodate recent growth and better serve our international base of customers and partners. Following this relocation, our organization is expected to grow to over 100 individuals, with a majority employed at our Nashville headquarters.
International Agreements
During the third quarter of 2022, we signed a new agreement with PiSA Pharmaceutical ("PiSA") for the exclusive supply and distribution of our ibuprofen injection product in Mexico. Cumberland will be responsible for sharing the U.S. dossier and providing product supply, while PiSA will be responsible for obtaining the regulatory approval and then commercializing the product in Mexico. PiSA expects to provide the product in both 400- and 800-milligram vials.
Additionally, during the third quarter of 2022, we entered into an agreement with Phebra PTY Ltd. ("Phebra") to market and distribute Caldolor in Australia. Caldolor was registered and launched by CSL Seqirus in Australia, with the marketing authorization and distribution now shifted to Phebra who also distributes our Acetadote product in that country.
Caldolor, our proprietary, intravenously delivered formulation of ibuprofen, can be a key component in cost-effective Enhanced Recovery After Surgery multimodal treatment protocols. When administered immediately prior to surgery, the non-narcotic pain reliever enables patients to wake in significantly less pain and to suffer significantly less pain during their recovery. Ibuprofen delivered through intravenous injection can also considerably reduce the need for post-operative opioids and improve recovery by reducing the side effects associated with those narcotics.
Sancuso Acquisition and Promotion
In early 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. We largely completed the transition of Sancuso to Cumberland during the third quarter of 2022. Cumberland has assumed commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities.
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
To support Sancuso we formed a specialty sales division, Cumberland Oncology. To augment those efforts we also entered into a co-promotion agreement with Verity Pharmaceuticals (“Verity”) to feature Sancuso through their national oncology sales organization. Verity completed training of its sales force and in July 2022 launched their promotion of Sancuso. Verity will promote the product across the U.S. market for an initial three-year term, with an option to extend for an additional two years. Verity and Cumberland will share in the incremental contribution margin resulting from Verity’s efforts.

Nordic Pharma Arrangements
In July 2022, we entered into an amendment to our agreement with Nordic Pharma (“Nordic”) that addresses the responsibilities and financial arrangements regarding our license to Nordic’s methotrexate line of products for the U.S. (the “License”). Our line of prefilled methotrexate syringes, marketed under the brand name RediTrex® in the U.S., is covered by the License.
Based on the amendment, Nordic may assume responsibility for commercializing the methotrexate products in the U.S. after March 31, 2023. We will continue to distribute and support the RediTrex product line during a transition period until then. Following the return of the License, Nordic will provide us with a royalty on their future sales of the products through April 2035. The companies will continue to collaborate on any transition and the ongoing commercialization of the product line.
Cumberland will transfer the marketing authorization associated with the RediTrex product line to Nordic. Nordic has agreed to return the 180,000 shares we issued to Nordic associated with the License and will refund the $1 million we paid to Nordic following the brand’s approval in the U.S. Nordic has also issued a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us which was associated with our launch of the product line.
Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor (“TPr”) antagonist, in a series of clinical studies. It has been dosed in nearly 1,400 subjects and has been found to be safe and well tolerated in healthy volunteers and various patient populations.
Cumberland is currently sponsoring three Phase II clinical programs to evaluate ifetroban in patients with:
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
We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, which we believe has the potential to help many patients.
We are also designing a fourth Phase II program to evaluate the use of ifetroban to treat patients with Progressive Fibrosing Interstitial Lung Diseases and we are currently preparing an application to the FDA to support the new program.
In addition to our Company-sponsored studies, researchers at Brigham and Women’s Hospital have completed an investigator-initiated study evaluating the impact of ifetroban on the aspirin desensitization process in patients with AERD. This single center study closed early due to poor patient accrual and exhausted funding. The researchers found no statistical difference in the dose of aspirin needed to provide an increase in an extended version of the patient’s total nasal symptom score. A publication by the researchers with the full study results will be forthcoming.. It should be noted that the results from this investigator study were inconsistent with the previously published preclinical findings that demonstrated ifetroban blockade inhibited all features of aspirin reactions in a model of AERD.
Vaprisol Supply Update
We are transitioning to a new manufacturer for our Vaprisol product. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product were then not currently available. We have transferred manufacturing to a new facility and await the submission and FDA approval for that plant before resuming shipments. During the second quarter of 2022, the new manufacturer was issued an FDA Form 483 followed by a warning letter in the fourth quarter, after an inspection of their facility. The FDA notified us that our application to manufacture Vaprisol at the new facility would need to be resubmitted once those 483 issues are satisfactorily resolved. Our new manufacturing partner is working with the FDA to address those issues on a timely basis. Meanwhile, we plan to provide an interim supply of compounded product to the market while awaiting the needed facility approval.

Omeclamox-Pak Supply Update
The packager for our Omeclamox-Pak product has been unable to provide us with supplies of the product, having encountered difficulties and therefore suspending operations during the pandemic. We are currently awaiting the facility’s packaging to resume, while also exploring other alternatives to restart the product’s packaging before we seek to resupply the market.
Financial Statement Adjustment
After announcing preliminary earnings on November 8, 2022, Cumberland identified a balance sheet adjustment, which is reflected in the financial results included in this Quarterly Report on Form 10-Q. As a result of this adjustment, accounts receivable were increased by $0.15 million, property and equipment were reduced by $0.8 million and current liabilities were reduced by $0.65 million from the amounts reported in the earnings release as of September 30, 2022. This adjustment only affected the balance sheet and the statement of cash flows but did not change net loss for the period.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	Change
Net revenues	$11,413,072	$8,072,540	$3,340,532
Costs and expenses:
Cost of products sold	2,224,443	1,328,027	896,416
Selling and marketing	4,110,397	3,800,288	310,109
Research and development	1,714,254	1,453,873	260,381
General and administrative	2,166,118	2,039,799	126,319
Amortization	1,486,448	1,013,948	472,500
Total costs and expenses	11,701,660	9,635,935	2,065,725
Operating income (loss)	(288,588)	(1,563,395)	1,274,807
Interest income	21,602	7,394	14,208
Interest expense	(149,340)	(20,021)	(129,319)
Income (loss) from continuing operations before income taxes	(416,326)	(1,576,022)	1,159,696
Income tax (expense) benefit	(6,900)	(7,458)	558
Net income (loss) from continuing operations	$(423,226)	$(1,583,480)	$1,160,254

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2022	2021	Change
Products:
Kristalose	$3,903,305	$4,012,746	$(109,441)
Sancuso	3,960,652	—	3,960,652
Vibativ	1,909,750	1,896,584	13,166
Caldolor	921,811	1,255,669	(333,858)
Vaprisol	(436)	325,774	(326,210)
Acetadote	99,792	368,733	(268,941)
Omeclamox-Pak	35,600	22,689	12,911
RediTrex	85,809	11,459	74,350
Other revenue	496,789	178,886	317,903
Total net revenues	$11,413,072	$8,072,540	$3,340,532
Net revenues. Net revenues for the three months ended September 30, 2022, were $11.4 million compared to $8.1 million for the three months ended September 30, 2021. As detailed in the table above, net revenue increased during the quarter for two of our marketed products: RediTrex and Vibativ. We also continued significant shipments of Sancuso which we launched earlier in the year.
Kristalose revenue of $3.9 million for the third quarter of 2022, represented a decrease of $0.1 million when compared to the prior year period. The decrease was primarily the result of timing of shipments to one of our co-promotion partners.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the quarter, there was a decrease in the branded product's revenue due to sales adjustments related to expired product returns.
There was no Vaprisol revenue for the third quarter of 2022, a decrease of $0.3 million compared to the same period last year. This decrease is primarily due to the lack of inventory of the product, as we await FDA approval on a new manufacturer.

Caldolor revenue was $0.9 million for the third quarter of 2022, a decrease of $0.3 million, compared to the third quarter of 2021. The decrease was due to the timing of international shipments of the product in 2021 and 2022.
Vibativ revenue was $1.9 million for the three months ended September 30, 2022, which is comparable to the product's revenue in 2021.
Sancuso revenue was $4.0 million for the third quarter of 2022, which was $1.1 million higher than the third quarter of 2021 U.S. results reported by Kyowa Kirin, from whom Cumberland acquired the U.S. rights to Sancuso on January 3, 2022.
Omeclamox-Pak had no sales for the third quarter of 2022, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties, and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product. Net revenue for the three months ended September 30, 2022, was positively impacted by various revenue adjustments.
Cost of products sold. Cost of products sold for the third quarter of 2022 and 2021 were $2.2 million and $1.3 million, respectively. Cost of products sold, as a percentage of net revenues, were 19.5% during the three months ended September 30, 2022, compared to 16.5% during the three months ended September 30, 2021.
Selling and marketing. Selling and marketing expense for the third quarter of 2022 increased $0.3 million compared to the same period last year. This increase is primarily attributable to an increase in marketing expenses associated with the Sancuso acquisition, including royalty costs, promotional spending and the costs associated with our new oncology sales division.
Research and development. Research and development costs for the third quarter of 2022 and 2021 were $1.7 million and $1.5 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline product candidates.
General and administrative. General and administrative expense increased to $2.2 million for the third quarter of 2022, compared to $2.0 million for the third quarter of 2021, an increase of $0.1 million. The increase was primarily attributable to increases in compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2022	2021
Net revenue	$1,909,750	$1,896,584
Cost of products sold (1)	1,103,581	407,386
Royalty and operating expenses	(179,303)	455,814
Vibativ contribution	$985,472	$1,033,384
(1)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended September 30,
	2022	2021
Net revenue (1)	$4,060,652	$—
Cost of products sold (2)	388,535	—
Royalty and operating expenses	1,024,014	—
Sancuso contribution	$2,648,103	$—
(1) In the third quarter of 2022, net revenue includes a $100,000 payment to Cumberland required under a new sales representation agreement.
(2) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2022 and 2021, totaled approximately $1.5 million and $1.0 million, respectively. The increase in amortization expense is due to the acquisition of Sancuso.
Income taxes. Income tax expense for the three months ended September 30, 2022, was comparable to the income tax expense for the three months ended September 30, 2021.
As of September 30, 2022, we had approximately $56.6 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2022 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
.

RESULTS OF OPERATIONS
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change
Net revenues	$32,887,269	$27,665,182	$5,222,087
Costs and expenses:
Cost of products sold	6,468,212	5,486,005	982,207
Selling and marketing	13,281,511	11,709,445	1,572,066
Research and development	5,283,083	4,071,638	1,211,445
General and administrative	6,672,442	6,367,438	305,004
Amortization	4,609,146	3,354,080	1,255,066
Total costs and expenses	36,314,394	30,988,606	5,325,788
Operating income (loss)	(3,427,125)	(3,323,424)	(103,701)
Interest income	52,709	19,411	33,298
Other income - gain on debt forgiveness	—	2,187,140	(2,187,140)
Other income - gain on insurance proceeds	611,330	—	611,330
Interest expense	(406,539)	(70,297)	(336,242)
Income (loss) from continuing operations before income taxes	(3,169,625)	(1,187,170)	(1,982,455)
Income tax (expense) benefit	(20,700)	(22,375)	1,675
Net income (loss) from continuing operations	$(3,190,325)	$(1,209,545)	$(1,980,780)

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2022	2021	Change
Products:
Kristalose	$11,418,673	$12,286,729	$(868,056)
Sancuso	10,756,411	—	10,756,411
Vibativ	6,008,005	8,799,891	(2,791,886)
Caldolor	3,075,355	3,734,273	(658,918)
Vaprisol	(252,059)	1,861,130	(2,113,189)
Acetadote	337,685	638,704	(301,019)
Omeclamox-Pak	31,925	(451,683)	483,608
RediTrex	238,712	(13,291)	252,003
Other revenue	1,272,562	809,429	463,133
Total net revenues	$32,887,269	$27,665,182	$5,222,087
Net revenues. Net revenues for the nine months ended September 30, 2022, were $32.9 million compared to $27.7 million for the nine months ended September 30, 2021, an increase of $5.2 million. The addition of our newest product Sancuso contributed to an overall 18.9% revenue increase.
Kristalose revenue was $11.4 million during the first nine months of 2022, compared to $12.3 million for the prior year period. Revenue decreased due to slightly lower sales volume associated with one of our co-promotion partners in 2022.

Vibativ revenue was $6.0 million for the nine months ended September 30, 2022, compared to $8.8 million for the same period last year. The decrease in net revenue was a result of higher sales volume for the product during the nine months ended September 30, 2021. The decline was also a result of increased purchases in 2021 associated in part with wholesaler stocking of our new packaged product.
Vaprisol revenue was $(0.3) million for the first nine months of 2022 as Cumberland is currently out of commercial inventory of the product. Net revenue was negatively impacted by various sales adjustments.
Omeclamox-Pak had no sales for the nine months ended September 30, 2022, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a decrease in the product's year to date revenue for the nine months ended September 30, 2022, when compared to the prior year period as a result of an increase in expired product returns in 2022.
Caldolor revenue was $3.1 million for the first three quarters of 2022, a decrease of $0.7 million compared to the same period last year due to the timing of international shipments.
Cost of products sold. Cost of products sold for the first nine months of 2022 were $6.5 million, an increase of $1.0 million compared to the same period last year due to the addition of Sancuso to the product mix.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2022, increased $1.6 million compared to the prior year period. This increase is primarily attributable to an increase in marketing expenses associated with the Sancuso acquisition including royalty costs, promotional spending and the costs associated with our new oncology sales division.
Research and development. Research and development costs were $5.3 million for the first nine months of 2022 compared to $4.1 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline product candidates.
General and administrative. General and administrative expense for the nine months ended September 30, 2022, remained consistent with $6.7 million compared to $6.4 million during the nine months ended September 30, 2021. In 2022, we experienced a slight increase in compensation expense.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2022	2021
Net revenue (1)	$6,158,005	$8,799,891
Cost of products sold (2)	2,433,061	2,542,348
Royalty and operating expenses	484,057	1,725,889
Vibativ contribution	$3,240,887	$4,531,654
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$42,279,028
Cost of products sold (2)	14,622,317
Royalty and operating expenses	6,938,102
Vibativ contribution	$20,718,609
(1) Net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Nine months ended September 30,
	2022	2021
Net revenue (1)	$11,106,411	$—
Cost of products sold (2)	1,134,670	—
Royalty and operating expenses	3,135,140	—
Sancuso contribution	$6,836,601	$—
(1) 2022 net revenue includes a $250,000 payment to Cumberland required under the terms of a new licensee agreement and a $100,000 payment to Cumberland required under a sales representation agreement.
(2) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2022, and nine months ended September 30, 2021, totaled approximately $4.6 million and $3.4 million, respectively. The increase was attributable to the Sancuso acquisition.
Income taxes. Income tax expense for the nine months ended September 30, 2022, as a percentage of income (loss) from continuing operations before income taxes, was 0.7% compared to 1.9% for the nine months ended September 30, 2021.
Other income. In 2022, we recognized a gain on insurance proceeds of $0.6 million.

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
The following table summarizes our liquidity and working capital as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$19,541,538	$27,040,816

Working capital (current assets less current liabilities)	$23,854,383	$26,409,053
Current ratio (multiple of current assets to current liabilities)	1.9	2.4

Revolving line of credit availability	$2,300,000	$5,000,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2022 and September 30, 2021:

	Nine months ended September 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$4,815,365	$4,382,763
Investing activities	(13,033,684)	(475,098)
Financing activities	719,041	(2,818,230)
Net increase (decrease) in cash and cash equivalents	$(7,499,278)	$1,089,435
The net $7.5 million decrease in cash and cash equivalents for the nine months ended September 30, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by operating and financing activities. Cash provided by operating activities of $4.8 million was primarily the result of a decreases in inventory of $1.3 million, decrease in other assets of $4.4 million and increases in accounts payable and other liabilities of $8.8 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $5.1 million. This was partially offset by accounts receivable increasing by $8.2 million, mainly from the addition of Sancuso sales and the increase in long-term liabilities of $2.5 million. Cash used in investing activities was the result of the acquisition of Sancuso. Our financing activities included the increase in our line of credit of $2.7 million partially offset by the $0.9 million in cash used to repurchase shares of our common stock as well as the $1.1 million used for the payment of royalties for sales of Vibativ and Sancuso.
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

Debt Agreement
On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended September 30, 2022, we were in compliance with the Funded Debt Ratio financial covenant.
On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter.
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
On October 28, 2021, the Company and Pinnacle Bank entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to the Revolving Credit Loan Agreement to renew the Revolving Credit Loan.
The original Pinnacle Agreement was dated July 2017. Beginning on August 14, 2018, and continuing until October 7, 2020, the Company and Pinnacle Bank entered into a series of amendments to extend and update the Revolving Credit Note and Revolving Credit Agreement. The Fifth Amendment extends the maturity date three years through October 1, 2024.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 5.25% at September 30, 2022. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The parties have agreed on a process to determine a new interest rate benchmark at the point the LIBOR rate is expected to be discontinued over the next 12 to 24 months.
As of September 30, 2022 and December 31, 2021, the Company had $17.7 million and $15.0 million, respectively, in borrowings outstanding under its revolving credit facility.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2022 and 2021, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2022.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 5.25% at September 30, 2022. As of September 30, 2022, we had $17.7 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2022 and 2021. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended September 30, 2022, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our operations are subject to the effects of a rising rate of inflation.
Inflation rates have increased recently to levels not seen in decades. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In addition, the United States Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases.
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
The following table summarizes the activity, by month, during the three months ended September 30, 2022:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	9,066	$2.35	$3,995,621
August	12,713	2.33	3,966,063
September	11,331	2.47	3,938,105
Total	33,110

Item 6. Exhibits

No.		Description

10.1*		Ninth Amendment to Revolving Credit Loan Agreement, dated as of September 29, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank.

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	November 14, 2022	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer