Form 10-K
period 2022-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2023-03-13
CIK 1087294

_________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

of

CUMBERLAND PHARMACEUTICALS INC.
A Tennessee Corporation
IRS Employer Identification No. 62-1765329
Commission file number 001-33637

1600 West End Avenue, Suite 1300
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
The aggregate market value of common stock held by non-affiliates as of June 30, 2022 was $17,300,356. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 7, 2023 was 14,395,401.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2023 annual meeting of shareholders.
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
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States while we continue to build a network of international partners to register and provide our medicines to patients in their countries.
Our portfolio of brands approved for marketing by the U.S. Food and Drug Administration (“FDA”) includes:
•Acetadote® (acetylcysteine) injection, for the treatment of acetaminophen poisoning;
•Caldolor® (ibuprofen) injection, for the treatment of pain and fever;
•Kristalose® (lactulose) for oral solution, a prescription laxative, for the treatment of constipation;
•Omeclamox-Pak®, (omeprazole, clarithromycin, amoxicillin) oral, for the treatment of Helicobacter pylori (H. pylori) infection and related duodenal ulcer disease;
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease, 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease (“AERD”), a severe form of asthma.
Cumberland has built core competencies for the acquisition, development and commercialization of pharmaceutical products in the U.S. – and we believe we can leverage this existing infrastructure to support our continued growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
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

COVID-19 Pandemic
In early 2020, the U.S. declared a health care emergency following the outbreak of SARS-CoV-2, a novel strain of coronavirus that causes COVID-19. The Company managed through the resulting pandemic, continuing to operate our business – keeping facilities open and our organization intact. We moved quickly to ensure the health and safety of our team. We also maintained our ongoing compliance with the many laws and regulations that apply to us as a publicly traded pharmaceutical company.
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
We welcomed a return to a more typical operating environment as 2022 progressed, following the economic and societal effects of the pandemic. We were encouraged to see enrollment in our clinical trials resume, patient procedures return to more customary levels and access for our sales representatives improve as they gained more face-to-face meetings with medical professionals.
In 2022, we continued to expand our product portfolio, starting the year with the announcement of our Sancuso acquisition from the U.S. affiliate of Japan-based Kyowa Kirin. With significant contributions from Sancuso, we experienced strong year-over-year revenue growth.
Throughout the year we continued our mission, delivering our products to improve patient care, while also addressing the interests of our shareholders, employees, partners and community.
New Headquarters
In late October 2022, we opened our new headquarter offices at the Broadwest campus in the Vanderbilt/West End corridor of Nashville. Our move into the new state-of-the-art facilities will enable the Company to accommodate our growth, support our team, and better serve our international base of customers and partners.
Sustainability Report
In August 2022, we released our second annual Sustainability Report (the “2021 Sustainability Report”), which detailed Cumberland’s activities pertaining to our environmental, social and governance matters. We issued our inaugural Sustainability Report in 2019 and remain committed to sustainability and to maintaining transparency of our corporate operations. As the largest biopharmaceutical company founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, the community and the environment.
The 2021 Sustainability Report noted that during that year we provided nearly 2.5 million patient doses of our products, safely disposed of over 6,000 pounds of expired and damaged products and had no product recalls. We also had no Company brands listed on the FDA’s MedWatch Safety Alerts for Human Medical Products, no Company product issues identified by the FDA’s Adverse Event Reporting System and no clinical trials terminated due to failure to practice good clinical standards.
The 2021 Sustainability Report also highlighted our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported that women represented 44% of Cumberland’s workforce and 15% of our employees were minorities.
Through our sustainability initiatives, we will continue to identify and address critical industry issues, monitor relevant guidelines and utilize best practices.

Cybersecurity
The Company has taken appropriate steps to monitor an adequate level of cybersecurity. The Company is insured against cyber attacks and has appropriate detection and mitigation controls in place.
Additional Information
We were incorporated in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. Our Annual Reports (on Form 10-K), Quarterly Reports (on Form 10-Q), Current Reports (on Form 8-K) and all material press releases are available on our website as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission (“SEC”). These filings are also available to the public at www.sec.gov.
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
In connection with the FDA’s approval of Acetadote, we committed to certain post-marketing activities for the product. Completion of our first Phase IV commitment resulted in the FDA’s approval of expanded labeling for the product for use in pediatric patients. Completion of our second Phase IV commitment resulted in further revised labeling for the product with FDA approval of additional safety data.

Completion of our third and final Phase IV commitment culminated in the FDA’s approval of a new formulation for the product. The next generation formulation contains no ethylene diamine tetracetic acid (“EDTA”) or other stabilization agent, chelating agent or preservative. Cumberland introduced this new Acetadote formulation replacing the original form of the product which we no longer manufacture.
The FDA subsequently approved updated labeling for Acetadote revising the product’s indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance is now included for patients weighing over 100 kg, and new language was added to alert health care providers that, in certain clinical situations, therapy should be extended for some patients.
The United States Patent and Trademark Office (the “USPTO”) issued us a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I – “Business - Trademarks and Patents” – of this Form 10-K. The FDA has approved several abbreviated new drug applications (“ANDA”) filed by various generics companies referencing Acetadote. Those products all possess the old formulation containing EDTA.
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
During 2022, we continued to distribute our Acetadote brand, however our Authorized Generic product is now distributed through Padagis US LLC (formerly a division of Perrigo Company).
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over 900 adult patients to develop the data to support our FDA submission for the product's registration. Following a priority review, the FDA approved Caldolor for marketing in the U.S.
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
In November 2021, the FDA approved our submission to expand the labeling for Caldolor to include administration of the product prior to surgery. During our clinical studies we found that the product delivered its best results when dosed prior to surgery, reducing both patient pain as well as their need for opiates.
During 2022, we distributed both the vial and the ready-to-use premixed bag presentations of Caldolor. We also announced an agreement with PiSA Pharmaceutical for the registration and commercialization of Caldolor in Mexico. Under the terms of the agreement, Cumberland will be responsible for providing the product dossier and supplies. PiSA will be responsible for obtaining regulatory approval for the product in Mexico and introducing it to the new market. PiSA expects to provide the product in both 400- and 800-milligram vials.
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
During 2022, we continued to support Kristalose through our field sales force as well as our partnerships with Poly Pharmaceuticals and Foxland Pharmaceuticals, Inc.
The Kristalose award-winning marketing campaign was refreshed for 2022 to support increased engagement with our customers. We also expanded patient support for the brand and it was added to the GoodRx platform during the year.
Omeclamox-Pak®
Many ulcers of the gastrointestinal tract are caused by an infection from the Helicobacter pylori (“H. pylori”) bacterium. Omeclamox-Pak is a branded prescription product used for the treatment of these infections and the related duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin, and amoxicillin.
Omeclamox-Pak was the first FDA-approved triple therapy combination medication to contain omeprazole as the proton pump inhibitor, which works to decrease the amount of acid the stomach produces. Clarithromycin and amoxicillin are both antibiotic agents that hinder the growth of the H. pylori bacteria. Interaction of these agents allows the stomach lining to heal effectively. The medications are packaged together on convenient daily dosing cards, making it simple to follow the twice a day dosing before meals.

We acquired the assets and exclusive rights to Omeclamox-Pak through a series of transactions and re-launched the product as a Cumberland brand supported by our field sales force.
The packager for Omeclamox-Pak encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing.
RediTrex®
We entered into an exclusive license and supply agreement to register and commercialize a methotrexate product line in the United States. RediTrex is a line of pre-filled syringes specifically designed for ease of handling and dosing accuracy for the subcutaneous administration of methotrexate in patients with arthritis and psoriasis.
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
During 2022, we entered into two amendments to our agreement with Nordic Pharma, who had provided us with a license for the U.S. rights associated with our RediTrex line. Pursuant to these amendments, in exchange for financial consideration, Nordic may assume responsibility for distributing the methotrexate products in the U.S. after June 30, 2023.
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

In early 2022, we assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing, and medical support activities. Kyowa Kirin retained international rights, continuing to deliver the product to address oncology patients’ needs throughout the rest of the world. In January 2022, we began shipments of the product and formed a new sales force, Cumberland Oncology, to support the brand. During this past year, we completed the transition of Sancuso from Kyowa Kirin to Cumberland. We have already seen Sancuso quickly become one of our most important brands and a significant contributor to our business.
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
Vaprisol is supported by our hospital sales division. Demand for the product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and have notified the FDA that supplies of the product are not currently available. We have since transferred manufacturing of the product to a new manufacturing facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we are working with them to support a special, interim supply of compounded product for critically ill patients, while awaiting the needed facility approval to relaunch Vaprisol.
Vibativ®
In November 2018, the Company announced an agreement to acquire the Vibativ assets and assume global responsibility for the brand including the related marketing, distribution, manufacturing and regulatory activities. In early 2021, we introduced the Cumberland-packaged product, which is supported by our hospital sales force.
Vibativ is a patented, FDA-approved injectable anti-infective. It is designed to treat serious infections due to Staphylococcus aureus (“S. Aureus") and other Gram-positive bacteria, including Methicillin-resistant Staphylococcus aureus (“MRSA”) and Methicillin-sensitive Staphylococcus aureus (“MSSA”). Vibativ addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Vibativ can serve as a potentially life-saving treatment in patients with hospital-acquired and ventilator-associated pneumonia resulting from infections including the flu, RSV and COVID-19.
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
The molecule of an existing antibiotic to which bacteria had developed a resistance, vancomycin, was altered by adding a lipophilic (fat-loving) component and a hydrophilic (water-loving) component. The lipophilic addition increases Vibativ’s ability to penetrate the cell wall and inhibits the formation of new cell walls (the development of new and/or additional cell walls is the most common way that bacteria become resistant to drugs). The hydrophilic addition increases Vibativ’s penetration into tissue – so it is able to attack infections that are not reachable by other antibiotics. In comparison to vancomycin, Vibativ is 32 times more potent against MRSA strains when tested under in vitro conditions. Further, in clinical trials, Vibativ demonstrated superior cure rates of patients with hospital-acquired bacterial pneumonia.
While we remain focused on promoting Vibativ in the U.S. market, we are building a network of other established companies to bring Vibativ to patients in their countries and territories. In March 2022, we announced the launch of Vibativ in Puerto Rico through a partnership with Verity Pharmaceuticals, who has a particular strength and experience in that market. Also in March 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with review of that submission. They are working toward the approval and SciClone believes that there is significant potential for Vibativ in their country.
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
Enrollment in our clinical studies was interrupted due to the COVID-19 pandemic. However, many of our clinical study sites have reopened and resumed screening of patients for potential participation into our studies during 2022. We also closed unproductive sites and opened qualified replacements during the year. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
Following is more information about the clinical programs in which we are evaluating ifetroban:
Aspirin-Exacerbated Respiratory Disease (“AERD”)
We have completed the manufacturing and initiated clinical development of an oral formulation of ifetroban under the brand name Boxaban®. We are evaluating this candidate for patients suffering from Aspirin-Exacerbated Respiratory Disease (“AERD”), also known as Samter’s Triad, a chronic medical condition that consists of three clinical features: asthma, sinus disease with nasal polyposis and sensitivity to aspirin. AERD is characterized by sharp increases in inflammatory mediators and platelet activity within the respiratory system. Approximately one in 20 asthmatic adults in the U.S. suffer from AERD and awareness of the disease is growing within the medical community. There is no U.S. approved pharmaceutical treatment for AERD.
Researchers at Brigham and Women’s Hospital have completed an investigator-initiated study evaluating the impact of ifetroban on the aspirin desensitization process in patients with AERD. This single center study closed early due to poor patient accrual and exhausted funding. The researchers found no statistical difference in the dose of aspirin needed to provide an increase in an extended version of the patient’s total nasal symptom score. The researchers are pursuing a publication of the full study results. It should be noted that the results from this investigator study were inconsistent with the previously published preclinical findings that demonstrated ifetroban blockade inhibited all features of aspirin reactions in a model of AERD. It also differs in design from our corporate-sponsored AERD studies.

We completed an initial Phase II clinical study at several U.S. medical centers led by the Scripps Research Institute entitled, A Multicenter, Double-blind, Randomized, Placebo-Controlled Trial to Determine the Safety of Oral Ifetroban in Patients with a History of AERD. That study randomized 16 subjects 3:1 (ifetroban: placebo), demonstrated no safety concerns and provided several signals of efficacy. A follow-on phase II study designed to evaluate the safety and efficacy of eight weeks of oral ifetroban entitled, A Phase 2 Multicenter, Double-blind, Randomized, Placebo- Controlled Trial to Evaluate Oral Ifetroban in Subjects with Symptomatic Aspirin Exacerbated Respiratory Disease (“AERD”), was then initiated. The patient enrollment in that study is now closed, and we are awaiting the completion of the data analysis and availability of top line study results.
Systemic Sclerosis (“SSc”)
We have also initiated the clinical development of ifetroban oral capsules under the brand name Vasculan® for the treatment of Systemic sclerosis, also called scleroderma. It’s a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, including the heart, as well as vascular dysfunction. SSc has a high morbidity and the highest case-specific mortality of any rheumatic disorder, with 50% of patients dying or developing major internal organ complications within three years of diagnosis. Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs including the cardiovascular system.
Cardiac involvement associated with SSc is often underestimated due to its subtle and atypical presentation. Despite the cardiovascular events associated with its elevated mortality at later stages of the disease, overt signs are suggestive of advance disease including myocardial or pericardial inflammation, heart failure and pulmonary arterial hypertension (“PAH”).
Our Vanderbilt collaborators completed preclinical studies demonstrating TPr blockade with ifetroban prevents cardiac fibrosis and can restore cardiac function in animal models of PAH.
The FDA cleared our Investigational New Drug (IND) application to evaluate 12 months of oral ifetroban (Vasculan) in a 34-subject phase II trial entitled, A Phase II Randomized, Double-Blind, Placebo-Controlled Study to Assess the Safety and Efficacy of Ifetroban in Patients with Diffuse Cutaneous Systemic Sclerosis or Systemic Sclerosis-Associated Pulmonary Arterial Hypertension. Enrollment in this study is well underway and includes patients with diffuse cutaneous SSc, as well as those with pulmonary arterial hypertension associated with their SSc.
Duchenne Muscular Dystrophy (“DMD”)
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
Preclinical studies by our Vanderbilt collaborators demonstrated TPr blockade by ifetroban prevented cardiac dysfunction and improved mortality in several animal models of muscular dystrophy. These results, published in the Journal of the American Heart Association, suggest TPr activation contributes to DMD cardiomyopathy and blockade with ifetroban may serve as a novel therapeutic for DMD patients.
The FDA cleared Cumberland’s IND application to evaluate 12 months of oral ifetroban (Dyscorban) in a Phase II study entitled, A Randomized, Double-Blind, Placebo-Controlled, Multiple Dose Study with an Open-Label Extension to Determine the Safety, Pharmacokinetics and Efficacy of Oral Ifetroban in Subjects with Duchenne Muscular Dystrophy. With medical centers across the U.S. screening patients, our clinical study is enrolling those with 48 ambulatory and non-ambulatory DMD, 7 years of age and older with stable cardiac function.
Cumberland was awarded just over $1 million in federal funding to support this clinical trial, which is the first DMD clinical study awarded FDA Orphan Product Development funding. As a result of the COVID-19 pandemic and its global impact on clinical research in 2020, the FDA awarded a supplemental grant in support of our Phase II DMD study. During 2022, patient enrollment in this DMD study continued.

Progressive Fibrosing Interstitial Lung Diseases
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
Our plan going forward is to complete each of our Company-sponsored studies, analyze their final data, announce top-line results and decide on the best development path for the registration of ifetroban, which we continue to believe has the potential to benefit many patients with orphan diseases that represent unmet medical needs.
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
We have completed a Phase I study which defined the pharmacokinetic properties and provided a favorable safety profile for this new product candidate. The study results and a proposed clinical development plan were discussed with the FDA. A Phase II study has been initiated and patient enrollment is complete. We have also completed the clinical study report, filed it with the FDA and continue to consider any next steps for this program.

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands while continuing to build a portfolio of differentiated products. We currently feature eight products approved by the FDA in the United States. We are also continuing to explore international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
We are supplementing these activities with the earlier-stage drug development at Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland has the opportunity to further develop and commercialize. Specifically, we are seeking long-term, sustainable growth by:
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
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisition of Sancuso is an example of this strategy.
•Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing through our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with early-stage drug development activities with CET.
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the U.S.
•Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, to cover the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to develop our network of international partners while supporting our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities. For example, we have new partnerships Tabuk Pharmaceutical for Vibativ in Saudi Arabia and PiSA Pharmaceutical for Caldolor in Mexico.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues in order to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins and positive cash flow from operations.

SALES AND MARKETING
Cumberland's sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing executives direct our national marketing campaigns and maintain key national account relationships. They also manage our dedicated hospital, field and oncology sales forces, which are comprised of approximately 60 sales professionals.
Hospital market: We promote Caldolor, Vaprisol, Acetadote and Vibativ through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
We believe the hospital market is under-served and highly concentrated, and that it can be penetrated effectively by a small, dedicated sales force without large-scale promotional activity. Our established position in the hospital market provided the rationale for adding Vibativ as our first infectious disease product that complements our hospital product line. Our strategy has been to focus our hospital sales team on select, high-priority accounts.
Gastroenterology market: We promote Kristalose and Omeclamox-Pak through a dedicated field sales team addressing a targeted group of physicians who are large prescribers of the products. Because the market for gastrointestinal diseases is broad in-patient scope, yet relatively narrow in physician base, we believe it provides opportunities that can be penetrated with a modest-sized sales force. We also believe that we can increase market share for these products through our sales and marketing activities.
Oncology market: In early 2022, we formed a new oncology sales force to promote our Sancuso brand. This organization targets key oncologists and clinics across the U.S. and is comprised of both inside and field-based sales professionals. The division is initially comprised of seven individuals who formerly supported Sancuso for Kyowa Kirin. This initial group can be expanded through additional personnel or augmented through co-promotion arrangements.
Our commercial executives conduct ongoing analyses to evaluate marketing campaigns and promotional programs in support of our brands. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts.
We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, sales brochures, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons and product sampling. We also regularly attend select medical meetings and trade shows to expand the awareness of our products.
Our national accounts team is responsible for key large buyers and related marketing programs. This team maintains relationships with our wholesaler customers as well as with third-party payors such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, outpatient centers, state and federal government purchasers, and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2022:

2022
Customer 1	29%
Customer 2	24%
Customer 3	22%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote & Caldolor	Australia	Marketed
DB Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India	Marketed
GerminMED	Caldolor	Qatar	Marketed
R-Pharm JSC	Vibativ	Russia	Marketed
Tabuk Pharmaceuticals, Inc.	Vibativ	Saudi Arabia and Jordan	Registration
PiSA Pharmaceutical	Caldolor	Mexico	Registration
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
DB Pharm Korea Co., Ltd.	Vibativ & Vaprisol	South Korea	Registration
WinHealth Pharma Group Co.	Caldolor & Acetadote	China and Hong Kong	Development
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
•Providing the transfer price for supplies of the product; and
•Calculating and paying any royalties, as applicable.
Our responsibilities include:
•Providing a dossier of relevant information to support product registration;
•Maintaining our intellectual property associated with the product;
•Sharing our marketing strategy, experience and materials for the brand; and
•Manufacturing and providing the finished product for sale.
During 2022, we worked to support our existing international partners, conclude unproductive arrangements and identify new companies to represent our products in select additional territories.

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
Our primary targets are under-promoted, FDA - approved drugs with existing brand recognition and late-stage development product candidates that address unmet or poorly met medical needs in the hospital acute care, gastroenterology and oncology markets. We believe that by focusing mainly on approved or late-stage products, we can minimize the significant risk, cost and time associated with drug development.
We continue to strategically review our brands, pipeline and capabilities, as well as our international partners. We believe that it is prudent to continually evaluate our product portfolio, partners, and organization in order to ensure a proper focus and the needed supporting capabilities.
International Partners
D.B. Pharm Korea Co., Ltd. (“D.B. Pharm”) has licensed our Caldolor product for the South Korean market, and they obtained regulatory approval for Caldolor in their country. During 2022, D.B. Pharm continued to purchase supplies of Caldolor and distributed the brand in South Korea. We have also entered into agreements with D.B. Pharm to register and commercialize our Vaprisol and Vibativ brands in their country. During 2022, we worked with them to prepare the submissions for the approval of each brand there.
We have executed a license and distribution agreement with HongKong WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. Under the terms of the agreement, WinHealth will provide development milestone payments and purchase supplies of the products following their registration in China.
We also entered into a strategic alliance agreement with WinHealth to explore future business opportunities that will further the mission and goals of each organization. Founded in Hangzhou, China and currently headquartered in Hong Kong, WinHealth has developed a wide breadth of capabilities, including drug licensing, product development and registration, and has established a strong network of distribution and sales promotional capabilities for the Chinese market. WinHealth has established partnerships with international companies that include Boehringer-Ingelheim, Janssen, Novartis, Pfizer and Roche, generating several hundred million dollars in sales annually.
In August 2020, we entered into an agreement with WinHealth Investment (Singapore) Ltd. creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture will focus on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets.
R-Pharma JSC (“R Pharma”) has licensed our Vibativ product for a territory that includes Russia and a number of adjacent countries in Eastern Europe. R-Pharma is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow and focusing on a wide breadth of therapeutic areas in the specialty and hospital care markets, R-Pharma generates $1 billion in annual revenue. R-Pharma has registered Vibativ in Russia and during 2022, continued to purchase supplies of the product for that market.

SciClone Pharmaceuticals (Holdings) Limited (“SciClone”) has licensed our Vibativ product for sale and distribution in China and several adjacent countries. In February 2021, SciClone completed an initial public offering and listing of their shares on the Hong Kong stock exchange. In June 2021, SciClone submitted an application to the Chinese regulatory authority for the approval of Vibativ in that country. In October 2021, SciClone informed us that the filing was accepted by the regulatory agency for review. SciClone is in the review period of their application and believes that the potential for Vibativ in China may be significant.
In August 2021, we signed an agreement with Verity Pharmaceuticals International Limited (“Verity”) to license and commercialize our Vibativ product in Puerto Rico. Verity is a specialty pharmaceutical company with commercial operations in the U.S. and Canada. They have a particular strength and experience in the Puerto Rican market.
In March 2022, we established distribution for our Vibativ product in the Middle East through a partnership with Tabuk Pharmaceutical Manufacturing Company. Through our partnership, Tabuk will introduce the product in Saudi Arabia, Jordan and potentially other countries in the Middle East.
In October 2022, we announced an agreement with PiSA Pharmaceutical for the registration and commercialization of Caldolor in Mexico. Under the terms of the agreement, Cumberland will be responsible for providing the product dossier and supplies. PiSA will be responsible for obtaining regulatory approval for the product in Mexico and introducing it to the new market.
Verity Co-Promotion Agreement
In April 2022, we entered into an agreement with Verity Pharmaceuticals International Limited (“Verity”) for the national co-promotion of Sancuso®. Verity is a specialty pharmaceutical company that agreed to utilize its established oncology commercial organization to co-promote Sancuso throughout the United States.
Verity was to provide sales representation in the U.S. market for an initial three-year term, with an option to extend for an additional two years.
In January 2023, we sent a 30-day notice of default to Verity due to failure of the parties to reach agreement regarding fundamental elements of the agreement, including targets and detailing obligations, among other items. As a result, the agreement ~~t~~erminated effective February 25, 2023. We hope to work with Verity to seek a new arrangement for their continued co-promotion of Sancuso.
Poly Co-Promotion Agreement
We entered into a co-promotion arrangement with Poly Pharmaceuticals, Inc. (“Poly”) for our Kristalose product in 2017. Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians that are reached with the Kristalose brand message. In 2019, we extended our co-promotion arrangement with Poly.
2R and Foxland Agreements
In 2018, we entered into another co-promotion arrangement related to our Kristalose product. We have agreements with 2R Investments, LLC and with Foxland Pharmaceuticals, Inc. ("Foxland") to package, distribute and promote an authorized generic form of our Kristalose product to physician targets that we do not cover. We renewed our agreement with Foxland in 2022.
Nordic License Agreement
In July 2022, we entered into an amendment to our agreement with Nordic Pharma (“Nordic”) that addresses the responsibilities and financial arrangements regarding our license to Nordic’s methotrexate line of products for the U.S. Our line of prefilled methotrexate syringes, marketed under the brand name RediTrex in the U.S., is covered by the license.

Based on the amendment, Nordic may assume responsibility for commercializing the methotrexate products in the U.S. after June 30, 2023. We will continue to distribute and support the RediTrex product line during a transition period until then. Following the return of the license, Nordic will provide us with a royalty on their future sales of the products through April 2035. The companies will continue to collaborate on any transition and the ongoing commercialization of the product line.
Cumberland transferred the marketing authorization associated with the RediTrex product line to Nordic. Nordic returned the 180,000 shares we issued to them that were associated with the license and refunded the $1 million we paid them following the brand’s approval in the U.S. Nordic has also issued a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us which was associated with our launch of the product line.
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
During May 2019, following a strategic review of our partners, products and organization, we entered into a dissolution agreement with Clinigen in which Cumberland returned the exclusive rights to commercialize Ethyol and Totect in the United States to Clinigen. Under the final terms of the amended dissolution agreement we transitioned from our current arrangement with Clinigen effective December 31, 2019. Under the terms of the agreement, Cumberland was no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products. In exchange for the return of these product license rights and not competing with either product, we received $5 million in financial consideration paid over the two-years ending December 31, 2021.
CET University Collaboration Agreements
Through CET, we collaborate with a select group of academic research institutions located in the Mid-South region of the U.S. to identify, co-develop and seek grant funding for promising biomedical technologies emerging from those research institutions. CET is collaborating with Vanderbilt University and other regional academic research institutions and has entered into a series of agreements to access and collaborate on the development of innovative product candidates. These arrangements enable CET to team with university-based researchers to advance their scientific discoveries and breakthroughs by designing new product candidates to improve patient care and address unmet medical needs. CET has been able to help secure federal small business grant funding to support these various projects.
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
•designing, implementing and monitoring our clinical trials:
•creating case report forms and other study-related documents; and
•analyzing efficacy and safety data obtained from clinical trials for subsequent submissions and approval of new drugs.
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
•monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices ("GMPs"), Good Laboratory Practices ("GLPs"), and Good Clinical Practices ("GCPs"), and performing periodic audits of such vendors; and
•maintaining systems for document control, product and process change control and customer complaints.
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
Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 3) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
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
Enrollment in our clinical studies was interrupted during 2021 and 2020 due to the COVID-19 pandemic. In 2022, many of our clinical study sites have reopened and resumed screening of patients for potential enrollment into our studies. We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
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
A Phase II study has been initiated and patient enrollment completed. We have completed the study report, filed it with the FDA and continue to consider next steps for this product development program.
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
Acetadote®
We have an agreement with one manufacturer, who provided commercial supplies of Acetadote in 2022.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2022 we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also had manufacturing arrangements with a packager who provided finished supplies of the product for commercial and sampling purposes during 2022.
Omeclamox-Pak®
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the economic impact of COVID-19, and their operations are currently suspended. As a result, we depleted our inventory of the product and notified the FDA that the product is currently unavailable. We are awaiting resumption of those operations, while also exploring other alternatives to restart the product’s packaging.

RediTrex®
In 2016, we entered into an agreement to acquire the exclusive U.S. rights to an injectable methotrexate product line of pre-filled syringes. In 2019, we received FDA approval for the product line. Our licensor is responsible for providing us the packaged and labeled commercial supply of the product.
During 2022, we entered into two amendments to our agreement with Nordic Pharma. Pursuant to the amendments, in exchange for financial consideration, Nordic may assume responsibility for distributing the methotrexate products in the U.S. after June 30, 2023.
Sancuso®
As part of the acquisition of Sancuso, we obtained an initial supply of finished goods inventory. The agreement with the manufacturer of Sancuso was assigned to us and there were additional goods supplied to us during 2022. The production is in the process of being moved to one of the manufacturer’s other facilities. In late 2022, that new facility was approved by the FDA to manufacture and supply Sancuso.
Vaprisol®
As part of the acquisition of Vaprisol, we obtained a significant existing supply of raw material inventory. We reached an agreement during 2020 with a new manufacturer to provide us with long-term supplies of the product. We subsequently completed the transfer of the product’s manufacturing to the new facility in 2021. We informed the FDA that supplies of the product are not currently available and are awaiting approval for that new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we are working with them to support a special, interim supply of compounded product for critically ill patients, while awaiting the needed facility approval to relaunch Vaprisol.
Vibativ®
Through our acquisition of Vibativ, we obtained a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacturing of the product. We completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility.
Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. In 2022, Cardinal Health Specialty Solutions exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.
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
On December 11, 2014, and March 3, 2015, we became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, 061, and 738 Acetadote Patents on the basis of non-infringement.
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
On May 16, 2017, the USPTO issued U.S. Patent number 9,649,284 (the "284 Caldolor Patent") which is assigned to us. The claims of the 284 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. Following its issuance, the 284 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor pending with the USPTO.
Vibativ®
We own numerous U.S. patents and related international patents for Vibativ. These patents were acquired in our November 2018 acquisition of certain product rights, intellectual property and related assets of Vibativ from Theravance. Two Vibativ patents are listed in the FDA Orange Book. U.S. Patent number 7,531,623 (the “623 Vibativ Patent”) is scheduled to expire in January 2027 and includes composition of matter claims that encompass the Vibativ drug substance as well as methods for preparing the Vibativ drug substance.
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
Remaining Products
We have no issued patents for our Vaprisol, RediTrex, Omeclamox-Pak or Kristalose products. We have multiple granted patents relating to our ifetroban products and patent applications pending with the USPTO.

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
Manufacturers of the old Acetadote formulation include: Akorn, AuroMedics Pharma, Fresenius Kabi and Sagent Pharmaceuticals.
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
•IV acetaminophen (brand name Ofirmev®), an injectable analgesic product is sold by Mallinckrodt plc, and there are also generic versions from different manufacturers available; and
•Bupivacaine injectable suspension (brand name Exparel®), product sold by Pacira Pharmaceuticals, Inc., two additional bupivacaine products, Xaracoll and Posimir, were more recently approved.
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

Omeclamox-Pak®
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
Sancuso®
Sancuso is the only transdermal patch FDA approved for the management of chemotherapy induced nausea and vomiting (CINV). Each patch delivers up to 5 days of treatment with granisetron, a standard of care for CINV, through the skin. Recommended treatment suggests the patch be applied 24 to 48 hours prior to chemotherapy treatment and remain in place for five days.
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
The FDA requires that clinical trials be conducted in accordance with the FDA's Good Clinical Practice GCP requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The institutional review board ("IRB"), or ethics committee (outside of the U.S.), of each clinical site generally must approve the clinical trial design and patient informed consent and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or may impose other conditions.
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
While the time and cost of completing these steps and obtaining FDA approval can vary dramatically depending on the drug, it can take many years and cost millions of dollars for a novel drug.
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
Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication or combination drugs. Marketing exclusivity for a 505(b)(2) submission is three years.
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
Section 505(j) abbreviated new drug applications
An abbreviated new drug application ("ANDA") is a type of NDA where approval of a generic drug is based on demonstrating comparability to an innovator drug product (the RLD or Reference Listed Drug). Applications are "abbreviated" because they generally don't include preclinical and clinical data to establish safety and effectiveness. Generics must demonstrate that the product is bioequivalent (i.e., performs in the same manner and is comparable to the 'innovator' product in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use).

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
Physician Payments Sunshine Act: The PPACA also includes provisions known as the Physician Payments Sunshine Act, or Sunshine Act, which requires manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services, or CMS, for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have collected data regarding reportable transfers of value and have reported such data to CMS. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.
Medicaid Rebate Rate: Under the Medicaid Drug Rebate program we currently are required to provide rebates for covered outpatient drugs that are dispensed to Medicaid beneficiaries. In addition, we also are required to participate in the Public Health Service's 340B drug pricing program, which requires us to agree to charge no more than a designated ceiling price for covered outpatient drugs that are dispensed to community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.
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
21st Century Cures Act: The 21st Century Cures Act (Cures Act), signed into law on December 13, 2016, is designed to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. The law builds on the FDA's ongoing work to incorporate the perspectives of patients into the development of drugs, biological products, and devices in the FDA's decision-making process. The Cures Act enhances the FDA's ability to modernize clinical trial designs and clinical outcome assessments, which will speed the development and review of novel medical products, including medical countermeasures.
Specifically, the Cures Act enables us to work with the FDA in the development of new biomarkers, clinical outcome assessments, surrogate endpoints, and patient reported outcomes. It allows for the use of data summaries (rather than full clinical trials for approval) as well as the use of real-world evidence to support approval of new indications of approved medical products, or to help satisfy post-approval study requirements for marketed products.
Build Back Better Act and Other Proposed Legislation: The Build Back Better Act ("BBBA") was introduced in the 117th Congress and included provisions that were intended to lower the price of prescription drugs, including granting the Medicare program the authority to negotiate prescription drug prices and imposing tax penalties on drug manufacturers if the price of drugs increase too rapidly. Ultimately the BBBA was not enacted, however, future legislative initiatives are likely to include provisions targeted at containing costs in the prescription drug market.
Post Approval Activities
Once a drug is on the U.S. market (following FDA approval of the NDA), the FDA continues to address drug production, distribution, and use. FDA activities are based on ensuring drug safety and effectiveness. They address product integrity, labeling, reporting of research and adverse events, surveillance, drug studies, risk management, information dissemination, off-label use, physician advertising and direct-to-consumer advertising.
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
Securing FDA approval for new indications, product enhancements, and manufacturing and labeling changes may require us to conduct additional clinical trials under the FDA's IND regulations. Even if such studies are conducted, they are still subject to the same requirements and timelines as an original NDA.
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
They then use information gleaned from the surveillance data to determine a course of action. They might recommend a change in drug labeling to alert users to a potential problem, or perhaps, require the manufacturer to study the observed association between the drug and the adverse event.

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
In addition to these U.S. laws, we are subject to similar laws that govern our marketing practices and financial arrangements with health care providers and otherwise are intended to prohibit illicit kickbacks and bribery, including the Foreign Corrupt Practices Act.
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
EMPLOYEES
As of December 31, 2022, we had 85 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital oncology and field sales personnel in particular. To that end, we work with qualified search firms to identify talent, we measure and adjust compensation levels to remain competitive and we work closely with team members to support their success.

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
•The impact of a pandemic, epidemic or outbreak of a contagious disease, such as the novel coronavirus (COVID-19) pandemic, including any recurrence of the COVID-19 pandemic, the impact on our employees, the extent of the impact on overall demand for our key products and the impact on our suppliers, including any disruptions and inefficiencies in the supply chain for our products;
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
•Global and national events, including, but not limited to the COVID-19 pandemic, increased inflation, rising interest rates, supply chain disruptions, labor conditions, and international conflict, may adversely affect our revenues, results of operations and financial condition.
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

RISKS RELATED TO OUR BUSINESS
Risks related to the COVID-19 pandemic, natural disasters, public health epidemics, and other events beyond our control may adversely affect our business.
Our business has been adversely impacted by the COVID-19 pandemic which has affected more than 200 countries and has significantly disrupted the day-to-day activities of both individuals and companies. We rely on individuals and third-party organizations around the world to supply components, manufacture and distribute our products, and execute our clinical trials. We have and may continue to experience revenue loss, supply interruptions, time delays and incur unplanned expenses as a result of the impact of the COVID-19 pandemic.
Global and national economic and other events, including, but not limited to increased inflation, rising interest rates, supply chain disruptions, labor conditions and international conflicts, could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
Ongoing global and national events including, but not limited to increased inflation, rising interest rates, supply chain disruptions, labor conditions and the war between Russia and Ukraine, have had a significant adverse impact on economic and market conditions around the world, including the United States. While the economic impact brought by, and the duration of, such global events is difficult to assess or predict, such events could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, generating positive investment returns or effectively managing risks. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.
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
Acetadote may be used to treat acetaminophen overdoses. The FDA has previously requested prescribers and manufacturers of prescription combination products that contain acetaminophen to limit the amount of acetaminophen to no more than 325 milligrams (mg) in each tablet or capsule. The FDA requested this action to protect consumers from the risk of severe liver damage which can result from excess acetaminophen which may reduce the number of acetaminophen overdoses which could result in a lower demand for Acetadote. If the demand for Acetadote decreases, it could have an adverse impact on our future revenues and profitability.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to review and approve new products and otherwise affect the FDA’s ability to perform routine functions. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Caldolor: We have agreements with multiple manufacturers for the supply of Caldolor. If the manufacturers of Caldolor are unable to produce marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Caldolor.
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility through a complex process. It would be particularly difficult to find a new manufacturer of the Kristalose active pharmaceutical ingredient on an expedited basis. We have manufacturing relationship with one packager who provided finished supplies of Kristalose for commercial and sampling purposes during 2022. If the manufacturing or packaging facilities are unable to produce useable or marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Kristalose.
Omeclamox-Pak: Our packager for Omeclamox-Pak encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. In October 2020, we informed the FDA of a shortage of Omeclamox-Pak which continues. If we are unable to obtain marketable inventory in the future, we could suffer an inability to meet demand for Omeclamox-Pak.
Vaprisol: In 2018, the manufacturer of Vaprisol informed us that they would no longer be able to provide the product following the manufacturing of one final batch which is providing us with a multi-year supply. We are currently working with a new manufacturer to provide us with long term supplies of the product. In February 2022, we notified the FDA of a shortage of Vaprisol. If we are unable to produce additional marketable inventory in sufficient quantities, in the required time frame, we could suffer an inability to meet demand for Vaprisol.
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
Sancuso: : As part of the acquisition of Sancuso in January 2022, we obtained an initial supply of finished goods inventory and work in progress. On December 6, 2022, we received notification from Kyowa Kirin, Inc. that the FDA approved a supplemental new drug application associated with a new site at Kindeva Drug Delivery L.P., for the manufacturing and primary packaging of the Sancuso brand.
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
Our future growth depends on our ability to identify, acquire rights and successfully integrate new brands into our operations. If we do not successfully identify and acquire rights to products or if we do not successfully integrate acquired product brands into our operations, our growth opportunities may be limited.
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
Our financial success depends, in part, on the availability of adequate reimbursement from third-party healthcare payors. Such third-party payors include governmental health programs such as Medicare and Medicaid, managed care providers and private health insurers. Third-party payors are increasingly challenging the pricing of medical products and services, while governments continue to propose and pass legislation designed to reduce the cost of healthcare. Adoption of such legislation could further limit reimbursement for pharmaceuticals. In addition, as part of the Inflation Reduction Act legislation, provisions intended to lower the price of prescription drugs, including permitting Medicare to negotiate the price of prescription drugs once they have been on the market for a fixed number of years, and imposing a tax penalty on drug manufacturers if the price of their drugs increase faster than the rate of inflation. At this time no assurances can be given that these measures, or subsequent legislative proposals, will not have an adverse effect on our revenues in the future. Future cost control initiatives, legislation, and regulations could decrease the price that we receive for our products, which would limit our revenue and profitability.
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
In addition, we have recently observed an overall tightening and increasingly competitive labor market. Our business could be adversely affected by an inability to retain personnel or upward pressure on wages as a result of the competitive labor market.
The size of our organization and our potential growth may lead to difficulties in managing operations.
As of December 31, 2022, we had 85 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2022, intangible assets relating to products, which are being amortized, represented approximately 33% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
As of December 31, 2022, our officers and directors control approximately 41.81 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
Our general business strategy may be adversely affected by unpredictable and unstable market conditions. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical developments plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficult economic circumstances, which would directly affect our ability to attain our operating goals on schedule and on budget. The equity and lending markets have been and will most likely continue to be negatively impacted for an unknown period of time due to global events such as the COVID-19 pandemic, increased inflation and the U.S. government’s response thereto.
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
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2022, we were in compliance with the Maximum Funded Debt Ratio financial covenant of the Revolving Credit Agreement. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2022, we did not have any outstanding interest rate swap contracts.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2022, we leased approximately 16,903 rentable square feet of space at the new Broadwest development in Nashville, Tennessee for our corporate headquarters. The lease commencement date occurred in October 2022 with a term of 157 months leased through November 2035. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
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
Item 3. Legal Proceedings.
Please see discussion of Melinta Litigation in Note 20 Commitments and Contingencies contained in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 7, 2023, we had 89 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 7, 2023 was $2.31 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2017 to the Nasdaq Composite and a composite of eleven Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company - Avadel Pharmaceuticals plc, Harrow Health, Inc., Eagle Pharmaceuticals, Inc., Assertio Holdings, Inc., HLS Therapeutics, EyePoint Pharmaceuticals, Inc., Eton Pharmaceuticals, Inc., Theratechnologies Inc., Impel Pharmaceuticals Inc., Acorda Therapeutics Inc. and AcelRX Pharmaceuticals, Inc. The graph assumes an initial investment of $100 on December 31, 2017, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In January 2019, the Company's Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 367,793 shares and 438,359 shares of common stock for approximately $1.0 million and $1.4 million, and during the years ended December 31, 2022 and 2021, respectively. The following table summarizes the activity, by month, during the fourth quarter of 2022:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October	21,887		$2.52	21,887	$3,882,881
November	36,240	(1)	$2.05	36,240	$3,808,415
December	19,094		$2.86	19,094	$3,753,797
Total	77,221
(1) Of this amount, 4,925 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
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
Our commercial portfolio includes eight branded products approved for marketing by the U.S. Food and Drug Administration (“FDA”). In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate for patients with 1) cardiomyopathy associated with Duchenne Muscular Dystrophy, a fatal, genetic neuromuscular disease, 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma.
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field, and oncology sales divisions in the United States and are building a network of international partners to register and provide our medicines to patients in their countries.
We have established the capabilities needed to acquire, develop, and commercialize branded pharmaceuticals in the U.S. We believe we can leverage this existing infrastructure to support new products and our expected growth.
Our management team consists of pharmaceutical industry veterans with significant experience in their areas of responsibility. Our business development team identifies, evaluates, and negotiates product acquisition, licensing and co-promotion agreements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our products. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability of our brands.
2022 Highlights
Below is a list of our company’s highlights from 2022. For more information, please see Part I, Item I, Business, of this Form 10-K.
•Acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso® from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
•Formed a specialty sales division, Cumberland Oncology, to support Sancuso. To augment those efforts, we also entered into a co-promotion agreement to feature Sancuso through another national oncology sales organization.
•Launched Vibativ® in Puerto Rico, through a partnership with Verity Pharmaceuticals, who has a particular strength and experience in that market.
•Announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical Manufacturing Co., a fully owned subsidiary of the Astra Industrial Group, to introduce Vibativ in the Middle East.
•Signed a new agreement with Laboratorios Pisa, S.A. de C.V. for the exclusive supply and distribution of Caldolor®, Cumberland’s ibuprofen injection product, in Mexico.
•Entered into two amendments to our agreement with Nordic Group B.V. who had provided us with a license for the U.S. rights associated with our RediTrex® line. Pursuant to the amendment, in exchange for financial consideration, Nordic may assume responsibility for distributing the methotrexate products in the U.S. after June 30, 2023.

•Announced the relocation of our headquarters into new offices located on the Broadwest campus in the Vanderbilt/West End corridor of Nashville, which will allow us to accommodate our expected growth and better serve our international base of customers and partners.
•Named Martin S. Brown Jr. to our Board of Directors. Mr. Brown is an attorney with over 30 years of corporate law experience who brings significant legal, public company, health care and civic experience to our board. The Company relies on several law firms for legal advice, including the firm in which Martin is affiliated.
•Released our third annual Sustainability Report, which details the company’s activities pertaining to our environmental, social and governance matters.
•Modified our line of credit with Pinnacle Bank, which provides for a remaining three-year facility for up to $20 million which ends in October 2024.
•Continued our corporate share repurchase initiative, with a group of our board members also purchasing shares through Rule 10b5-1 trading plans in order to add to their holdings in the company.
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
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other revenue was approximately 3.2% percent of net revenues in 2022 and 2.6% in 2021.
Our financial statements reflect accounts receivable allowances of $0.6 million and $0.3 million at December 31, 2022 and 2021, respectively, for chargebacks and early pay discounts for products.

The following table reflects our sales-related accrual activity for the periods indicated below:

	2022	2021

Balance, January 1	$3,680,677	$4,063,435
Current provision	24,426,431	12,127,410
Actual product returns and credits issued	(19,759,894)	(12,510,168)
Balance, December 31	$8,347,214	$3,680,677

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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for product returns and rebates represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $8.3 million and $3.7 million as of December 31, 2022 and 2021 , respectively. Of these amounts, our estimated liability for fee for services represented $1.5 million and $1.0 million, respectively, while our accrual for product returns totaled $2.7 million and $1.9 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.6 million and $0.4 million for the year ended December 31, 2022 and 2021, respectively. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million for the years ended December 31, 2022 and 2021.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2022, in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ

(either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
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

RESULTS OF OPERATIONS
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table presents the statements of operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021	Change
Net revenues	$42,010,949	$35,985,043	$6,025,906
Costs and expenses:
Cost of products sold	9,118,521	8,811,248	307,273
Selling and marketing	16,660,945	15,015,424	1,645,521
Research and development	6,688,924	5,684,465	1,004,459
General and administrative	10,180,120	9,780,026	400,094
Amortization	5,067,368	4,371,300	696,068
Total costs and expenses	47,715,878	43,662,463	4,053,415
Operating income (loss)	(5,704,929)	(7,677,420)	1,972,491
Interest income	98,405	26,081	72,324
Other income - gain on insurance proceeds	611,330	—	611,330
Other income	—	2,187,140	(2,187,140)
Interest expense	(585,995)	(98,031)	(487,964)
Income (loss) before income taxes	(5,581,189)	(5,562,230)	(18,959)
Income tax (expense) benefit	(68,850)	(34,891)	(33,959)
Net income (loss) from continuing operations	$(5,650,039)	$(5,597,121)	$(52,918)
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2022	2021	Change
Products:
Kristalose	$15,205,155	$15,993,658	$(788,503)
Sancuso	13,205,603	—	13,205,603
Vibativ	7,487,462	11,704,062	(4,216,600)
Caldolor	4,827,200	4,970,301	(143,101)
Acetadote	501,040	850,993	(349,953)
Omeclamox-Pak	29,145	(388,657)	417,802
Vaprisol	(447,697)	1,859,581	(2,307,278)
RediTrex	(126,726)	55,321	(182,047)
Other	1,329,767	939,784	389,983
Total net revenues	$42,010,949	$35,985,043	$6,025,906
Net revenues. Net revenues for the year ended December 31, 2022, were approximately $42.0 million compared to $36.0 million for the year ended December 31, 2021, representing an increase of $6.0 million or 16.7%. Net revenue increased during the 2022 period as a result of our newest product Sancuso which contributed net revenue of $13.2 million. This increase was offset by decreased net sales of Vibativ and Vaprisol.

Kristalose revenue declined by $0.8 million, or (4.9)%, compared to December 31, 2021, primarily as a result of timing of sales of our shipments to one of our co-promotion partners.
Vibativ revenue was $7.5 million compared to $11.7 million in the prior year. This $4.2 million decline in net revenue was a result higher sales volume for the product in 2021 associated in part with wholesale stocking of our new packaged product.
Caldolor revenue experienced a 2.9% decrease to $4.8 million during the year ended December 31, 2022, compared to $5.0 million in the same period last year. This decrease in Caldolor revenue for the year ended December 31, 2022, was the result of the timing of international shipments.
Vaprisol revenue decreased $2.3 million during the year ended December 31, 2022, compared to the prior year period due primarily to a temporary out of stock situation associated with a change in manufacturers.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2022, the Acetadote net revenue decreased $0.3 million compared to the prior year due to an increase in expired product returns in 2022.
Omeclamox-Pak revenue increased $0.4 million during the year ended December 31, 2022, compared to the prior year. The increase was due to favorable sales adjustments and ownership changes at our packager which resulted in a temporary out of stock situation.
Reditrex revenue decreased $0.2 million in 2022 compared to 2021. Our 2022 gross wholesale revenue increased by $0.4 million, but the revenue growth was offset by expired product returns.
Cost of products sold. Cost of products sold for the year ended December 31, 2022, were $9.1 million compared to $8.8 million in the prior year. As a percentage of net revenues, cost of products sold were 21.7% compared to 24.5% during the prior year. This change in costs of products sold as a percentage of revenue was attributable to a change in the product sales mix, particularly the addition of our Sancuso sales.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2022, were $16.7 million compared to $15.0 million in the prior year, which was an increase of $1.6 million. This increase was primarily a result of an increase in marketing expenses associated with the Sancuso acquisition including royalty costs, promotional spending and the cost associated with our new Oncology division.
Research and development. Research and development costs for the year ended December 31, 2022, were $6.7 million, compared to $5.7 million last year, representing an increase of $1.0 million. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products. During 2022, we also experienced an increase in our annual FDA user fees.
General and administrative. General and administrative expenses for the year ended December 31, 2022, were $10.2 million compared to $9.8 million in the prior year. The change resulted from an increase in insurance expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2022	2021
Net revenue (1)	$7,637,462	$11,704,062
Cost of products sold (2)	3,535,851	4,814,464
Royalty and operating expenses	83,145	2,011,458
Vibativ contribution	$4,018,466	$4,878,140
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Years ended December 31,
	2022	2021
Net revenue (1)	$13,555,603	$—
Cost of products sold (2)	1,543,600	—
Royalty and operating expenses	4,202,026	—
Sancuso contribution	$7,809,977	$—
(1) 2022 net revenue includes a $250,000 payment to Cumberland required under the terms of a new licensee agreement and a $100,000 payment to Cumberland required under a sales representation agreement.
(2) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2022 totaled approximately $5.1 million which is an increase of $0.7 million due to the addition of Sancuso.
Income taxes. Income taxes totaled $68,850 for the year ended December 31, 2022, and $34,891 for the year ended December 31, 2021.

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
At December 31, 2022 and December 31, 2021, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2022	2021

Cash and cash equivalents	$19,757,970	$27,040,816
Total cash and cash equivalents	$19,757,970	$27,040,816

Working capital (current assets less current liabilities)	$17,290,378	$26,409,053
Current ratio (multiple of current assets to current liabilities)	1.6	2.4

Revolving line of credit availability	$3,800,000	$5,000,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2022	2021

Cash provided by (used in):
Operating activities	$8,453,396	$6,342,443
Investing activities	(13,674,456)	(501,893)
Financing activities	(2,061,786)	(3,553,530)
Net (decrease) increase in cash and cash equivalents	$(7,282,846)	$2,287,020

The net $7.3 million decrease in cash and cash equivalents for the year ended December 31, 2022, was attributable to cash provided by operating activities offset by cash used in investing and financing activities. Cash provided by operating activities of $8.5 million includes a decrease of inventory of $0.9 million, most of which was Vibativ and Sancuso related, an increase in accounts payable and other accrued liabilities of $14.5 million, partially offset by a $6.1 million increase in accounts receivable and a decrease in non-cash contingent consideration of $2.1 million. Cash used in investing activities of $13.7 million was the result of the acquisition of Sancuso of $13.5 million, additions to intangibles of $2.0 million, additions to property and equipment of $0.1 million and the proceeds of officer life insurance proceeds of $0.9 million. Our financing activities included payments of $2.2 million of contingent consideration for Vibativ and Sancuso and $1.1 million in cash used to repurchase shares of our common stock.
As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", of this Form 10-K.
The net $2.3 million increase in cash and cash equivalents for the year ended December 31, 2021, was attributable to cash provided by operating activities partially offset by cash used in investing and financing activities.

Cash provided by operating activities of $6.3 million includes a reduction of inventory of $4.8 million, most of which was Vibativ related, and cash payments received of $2.0 million provided by discontinued operations. Cash used in investing activities of $0.5 million was the result of additions to intangibles of $0.3 million, additions to property and equipment of $0.1 million and the payment of $0.2 million to the WHC joint venture. Our financing activities included payments of $2.2 million of contingent consideration for Vibativ and $1.4 million in cash used to repurchase shares of our common stock.
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
On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company amended the At the Market Sales Agreement on December 27, 2021, in order to allow the Company to continue using its ATM feature to sell shares at market prices. The Company intends to continue an ATM feature through B. Riley FBR, Inc. which allows the Company to issue shares of its common stock. The Company did not issue any shares under this ATM during the year ended December 31, 2022.
Debt Agreement
On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the year ended December 31, 2022, we were in compliance with the Funded Debt Ratio financial covenant.
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
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding, we have used the loan amount for such qualifying expenses. Due to the assistance from our PPP loan, the Company did not lay off or furlough any employees as a result of the Covid-19 pandemic.

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
Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2022:

		Payments Due by Year
Contractual obligations(1)	Total	2023	2024	2025	2026	2026 and thereafter

Line of credit(2)	$16,200,000	$—	$16,200,000	$—	$—	$—
Estimated interest on debt (2)	1,949,063	1,113,750	835,313	—	—	—
Vibativ contingent consideration liability payments (3)	4,154,823	1,008,120	439,749	493,145	452,050	1,761,759
Sancuso contingent consideration liability payments (4)	4,757,000	2,608,393	426,543	294,970	266,770	1,160,324
Operating leases(5)	8,427,446	607,061	575,209	539,347	604,254	6,101,575
Total (1)	$35,488,332	$5,337,324	$18,476,814	$1,327,462	$1,323,074	$9,023,658
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $16.2 million line of credit assuming the current $16.2 million balance outstanding on December 31, 2022 is consistently outstanding through maturity of October 2024. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.
4.The contingent consideration liability represents the fair value of the royalty payments of up to 10% of future net sales as part of the Sancuso acquisition.
5.The Broadwest contractual cash obligation began upon commencement in October 2022.

OFF-BALANCE SHEET ARRANGEMENTS
During 2022 and 2021 we did not engage in any off-balance sheet arrangements.
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

Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. We adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023. The adoption of ASU 2016-13 and ASU 2019-05 are not expected to have a material impact on the Company’s consolidated financial statements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2022.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. There is no LIBOR minimum and the LIBOR pricing provides for an interest rate spread of 1.75% to 2.75% (representing an interest rate of 6.875% at December 31, 2022). When the LIBOR rate is discontinued, the Pinnacle Agreement allows for the LIBOR rate to be replaced by a Benchmark Rate, which may be the Daily Simple SOFR (Secured Overnight Financing Rate). The Benchmark Rate will be determined in consultation with Pinnacle Bank. As of December 31, 2022, we had $16.2 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2022, 2021 and 2020. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2022. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accountant Fees and Services), is incorporated by reference from our proxy statement related to our 2023 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 13, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
1.Financial Statements

Page Number

Management’s Report on Internal Control over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm – Consolidated Financial Statements - FORVIS, LLP (formerly BKD, LLP); Nashville, TN PCAOB ID: 686	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Cash Flows	F-7

Consolidated Statements of Equity	F-9

Notes to Consolidated Financial Statements	F-10
(2)    Financial Statement Schedule

Valuation and Qualifying Accounts	F-42
b. Exhibits

Exhibit Number	Description

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
First Amendment to Exclusive Distribution Agreement, dated March 31, 2013, by and between Cardinal Health 105, Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on June 3, 2013

10.10†
License Agreement, dated May 28, 1999, by and between Vanderbilt University and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 11, 2007

Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May13, 2022
10.11#
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 13, 2022

10.14#
Employment Agreement dated March 7, 2022, effective as of January 1, 2022, by and between John M. Hamm and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 13, 2022

10.15#
Employment Agreement dated March 7, 2022, effective as of January 1, 2021, by and between James L. Herman and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 13, 2022

10.17#
1999 Stock Option Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.18#
Amended and Restated 2007 Long-Term Incentive Compensation Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix A of the Registrant’s Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.19#
Amended and Restated 2007 Directors’ Incentive Plan of Cumberland Pharmaceuticals Inc., incorporated herein by reference to Appendix B of the Registrant's Schedule 14A as filed with the SEC on March 12, 2012 and approved by the Registrant's shareholders on April 17, 2012

10.20
Form of Indemnification Agreement between Cumberland Pharmaceuticals Inc. and all members of its Board of Directors, incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.23†
Amended and Restated Lease Agreement, dated November 11, 2004, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24
First Amendment to Amended and Restated Lease Agreement, dated August 23, 2005, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

10.24.1
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

10.38#
Amendment Number 2 to the Amended and Restated 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.39#
Amendment Number 2 to the Amended and Restated 2007 Directors’ Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.41
Third Amendment to Revolving Credit Note and Fourth Amendment to Revolving Credit Loan Agreement, dated as of October 7, 2020, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 13, 2020

10.42
Fourth Amendment to Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement, dated as of October 28, 2021, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 12, 2021

10.43
Fifth Amendment to the Revolving Credit Note and Sixth Amendment to Revolving Credit Loan Agreement, dated as of December 31, 2021, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to the corresponding exhibit of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 11, 2022

10.44
Lease Agreement, dated November 15, 2021, by and between Cumberland Pharmaceuticals Inc. and 1600 West End Avenue Partners, LLC., incorporated herein by reference to the corresponding exhibit of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 11, 2022

10.45
Seventh Amendment to Revolving Credit Loan Agreement, dated as of March 31, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May 13, 2022

10.46
Eighth Amendment to Revolving Credit Loan Agreement, dated as of June 30, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 12, 2022

10.47
Ninth Amendment to Revolving Credit Loan Agreement, dated as of September 29, 2022, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on November 14, 2022

21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of FORVIS, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request, provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended for any document so furnished.
**	Furnished herewith.

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2023.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 13, 2023
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ John M. Hamm	Senior Director and CFO	March 13, 2023
John M. Hamm	(Principal Financial and Accounting Officer

/s/ Gordon R. Bernard	Director	March 13, 2023
Gordon R. Bernard

/s/ James R. Jones	Director	March 13, 2023
James R. Jones

/s/ Caroline R. Young	Director	March 13, 2023
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 13, 2023
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 13, 2023
Joseph C. Galante

/s/ Martin S. Brown, Jr.	Director	March 13, 2023
Martin S. Brown, Jr.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 13, 2023

/s/ John M. Hamm
John M. Hamm
Chief Financial Officer
March 13, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Customer Allowances for Chargebacks, Discounts and Damaged Goods, and Accruals for Rebates, Coupons, Product Returns, and Certain Fees
As described in Note 2 to the consolidated financial statements, the allowances against accounts receivable and accrued liabilities for chargebacks, discounts, service fees and expired product returns are determined on a product-by-product basis and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks, discounts and returns of expired product.
As of December 31, 2022, allowances in accounts receivable for chargebacks, cash discounts, and damaged goods were $0.6 million and the estimated liability for rebates, coupons, product returns, and certain fees were $8.3 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing, and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment, as well as historical experience for estimated market activity. Provisions for product returns are calculated based on the expiration dates of products sold, the window where customers are permitted to return products, and the history of returns for individual products in relation to the sales volume for each product.
We identified the customer allowances for chargebacks, discounts, and damaged goods and accruals for rebates, coupons, product returns, and certain fees as a critical audit matter. The principal consideration for our determination was the significant measurement uncertainty involved in developing the reserves. Management exercises judgment in computing the amount of sales subject to the allowances and tracks the amount of allowances taken over time. All of this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions, which includes the assumption that historical activity is a good predictor of future allowance activity and modifications made to calculations based on more recent history.
The primary procedures we performed to address this critical audit matter included:
•Tested management’s process for calculating the allowances, including a look back analysis of prior year reserves compared to actual experience in the current year.
•Tested the completeness and accuracy of underlying data used to estimate the accrual by agreeing sales data used in the calculations to reports that were reconciled to the consolidated financial statements, reconciling various allowance percentages to signed customer contracts, and tracing allowance amounts used by various customers during the year to supporting documentation.
•Evaluated the reasonableness of significant assumptions used by management in the computation of selected allowances, including comparison to historical results and considering recent changes in factors that could influence the future allowances to be claimed, such as changes in the shelf life of the products.
•Tested the clerical accuracy of individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the consolidated financial statements.
•Developed an independent expectation of the reserve balance for certain allowances and comparing that to the balance recorded on the December 31, 2022, consolidated balance sheet.
•Compared actual activity for chargebacks, discounts, and damaged goods and rebates, coupons, product returns, and certain fees reported after December 31, 2022, to estimated reserves and accruals on the December 31, 2022, consolidated balance sheet.
Valuation of Contingent Consideration, Acquired Intangible Assets and Inventory Associated with Business Combinations
As described in Note 3 to the consolidated financial statements, the Company acquired the U.S. rights to the FDA approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. during the year ended December 31, 2022, resulting in the expansion of the Company’s product offerings. This acquisition resulted in additional goodwill of $0.03 million, additional intangible assets of $14.1 million, and contingent liabilities of $5.1 million being recognized on the Company’s consolidated balance sheet. As part of this acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were recorded at fair value as part of the purchase price allocation as of the asset date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.
We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Our principal consideration for this determination included high degree of audit effort, including utilizing individuals with specialized skills, in evaluating management's significant assumptions including its forecasts of future performance of the component, discount rates and other inputs into the model used in computing the fair value of the intangible asset, acquired inventory and contingent consideration liability.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of management’s process for determining the fair value measurements of the contingent consideration, acquired intangible assets and inventory, including reviewing the executed Asset Purchase Agreement documents to gain an understanding of the underlying terms of the consummated acquisition.
•Evaluated forward-looking assumptions, such as forecasted revenue and earnings used by management by performing procedures that included, but not limited to, comparisons to industry and historical performance data, and sensitivity analysis to assess their reasonableness.

•Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the contingent consideration, acquired intangible assets, and inventory including:

◦Evaluated the reasonableness of the Company’s third-party valuation models and methodologies, expected cash flow calculations, and reviewed significant assumptions.

◦Developed an independent calculation of the discount rates used and compared our rates to those used by management.

◦Prepared an independent calculation of the fair value of the contingent consideration and the intangible assets to test the accuracy of management’s valuation models.
•Reviewing and evaluating the adequacy of the disclosures made in the Company’s SEC filings.

/s/ FORVIS, LLP
(Formerly, BKD, LLP)
We have served as the Company's auditor since 2020.
Nashville, Tennessee
March 13, 2023

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$19,757,970	$27,040,816
Accounts receivable, net	13,163,681	6,877,346
Inventories, net	9,863,581	8,429,882
Prepaid and other current assets	3,084,978	3,339,969
Total current assets	45,870,210	45,688,013
Non-current inventories	7,527,167	9,048,567
Property and equipment, net	284,039	442,635
Intangible assets, net	30,590,678	23,954,475
Goodwill	914,000	882,000
Operating lease right-of-use assets	5,218,403	1,024,200
Other assets	2,520,661	3,419,908
Total assets	$92,925,158	$84,459,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,819,011	$9,640,980
Operating lease current liabilities	172,910	969,677
Other current liabilities	17,587,911	8,668,303
Total current liabilities	28,579,832	19,278,960
Revolving line of credit	16,200,000	15,000,000
Operating lease non-current liabilities	4,586,301	90,016
Other long-term liabilities	7,585,019	7,488,844
Total liabilities	56,951,152	41,857,820
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 14,366,316 and 14,742,754 shares issued and outstanding as of December 31, 2022 and 2021, respectively	47,474,973	48,452,906
Retained earnings (deficit)	(11,208,841)	(5,638,600)
Total shareholders’ equity	36,266,132	42,814,306
Noncontrolling interests	(292,126)	(212,328)
Total equity	35,974,006	42,601,978
Total liabilities and equity	$92,925,158	$84,459,798
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2022 and 2021

	2022	2021
Revenues:
Net product revenue	$40,681,182	$35,045,259
Other revenue	1,329,767	939,784
Net revenues	42,010,949	35,985,043
Costs and expenses:
Cost of products sold	9,118,521	8,811,248
Selling and marketing	16,660,945	15,015,424
Research and development	6,688,924	5,684,465
General and administrative	10,180,120	9,780,026
Amortization	5,067,368	4,371,300
Total costs and expenses	47,715,878	43,662,463
Operating income (loss)	(5,704,929)	(7,677,420)
Interest income	98,405	26,081
Other income	—	2,187,140
Other income - gain on insurance proceeds	611,330	—
Interest expense	(585,995)	(98,031)
Income (loss) before income taxes	(5,581,189)	(5,562,230)
Income tax (expense) benefit	(68,850)	(34,891)
Net income (loss) from continuing operations	(5,650,039)	(5,597,121)
Discontinued operations net of tax	—	1,994,322
Net income (loss)	(5,650,039)	(3,602,799)
Net loss at subsidiary attributable to noncontrolling interests	79,798	95,212
Net income (loss) attributable to common shareholders	$(5,570,241)	$(3,507,587)

Earnings (loss) per share attributable to common shareholders:
-Continuing operations-basic	$(0.38)	$(0.37)
-Discontinued operations-basic	—	0.13
Basic	$(0.38)	$(0.24)

-Continuing operations-diluted	$(0.38)	$(0.37)
-Discontinued operations-diluted	—	0.13
Diluted	$(0.38)	$(0.24)
Weighted-average common shares outstanding:
Basic	14,563,592	14,904,834
Diluted	14,563,592	14,904,834
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,650,039)	$(3,602,799)
Discontinued operations	—	1,994,322
Net income (loss) from continuing operations	(5,650,039)	(5,597,121)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	5,328,113	4,606,366
Deferred tax expense	—	—
Share-based compensation	447,503	741,867
Decrease in non-cash contingent consideration	(2,088,296)	(1,147,750)
Decrease (Increase) in cash surrender value of life insurance policies over premiums paid	613,657	(282,207)
Noncash interest expense	11,237	34,053
Noncash gain on RediTrex transaction	(37,882)	—
Gain on receipt of life insurance policies	(611,330)	—
Gain on forgiveness of debt	—	(2,187,140)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(6,115,640)	5,500,367
Inventories	911,078	4,816,450
Other current assets and other assets	689,260	(35,568)
Accounts payable and other current liabilities	14,536,076	(757,591)
Other long-term liabilities	419,659	(1,343,605)
Net cash provided by operating activities from continuing operations	8,453,396	4,348,121
Discontinued operations	—	1,994,322
Net cash provided by operating activities	8,453,396	6,342,443
Cash flows from investing activities:
Additions to property and equipment	(102,148)	(103,532)
Additions to intangible assets	(1,971,662)	(250,930)
Return of RediTrex	1,000,000	—
Proceeds from surrender of life insurance policies	—	85,944
Premiums paid for life insurance policies	—	(33,375)
Life insurance policy proceeds received	877,597	—
Settlement of patent litigation	21,757	—
Cash paid for acquisition	(13,500,000)	—
Note receivable investment funding	—	(200,000)
Net cash used in investing activities	(13,674,456)	(501,893)

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from financing activities:
Borrowings on line of credit	52,900,000	59,000,000
Payments on line of credit	(51,700,000)	(59,000,000)
Payments made in connection with repurchase of common shares	(1,053,042)	(1,386,849)
Cash settlement of contingent consideration	(2,208,744)	(2,166,681)
Net cash used in financing activities	(2,061,786)	(3,553,530)
Net increase (decrease) in cash and cash equivalents	(7,282,846)	2,287,020
Cash and cash equivalents, beginning of year	27,040,816	24,753,796
Cash and cash equivalents, end of year	$19,757,970	$27,040,816

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$523,161	$63,978
Income taxes	3,300	(327)
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	$(1,803,403)	$(43,471)
Change in unpaid invoices for offering costs	(94,689)	(90,512)
Recognition of operating lease assets and liabilities through adoption of ASC 842	4,590,978	—
RediTrex forgiveness of milestone payable	(1,000,000)	—
Return of shares related to RediTrex	399,600	—

See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2022 and 2021

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Retained earnings (deficit)	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2020	14,988,429	$49,121,523	$(2,131,013)	$(117,116)	$46,873,394
Net income (loss)	—	—	(3,507,587)	(95,212)	(3,602,799)
Share-based compensation	192,684	741,867	—	—	741,867
Repurchase of common shares	(438,359)	(1,410,484)	—	—	(1,410,484)
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Net income (loss)	—	$—	$(5,570,241)	$(79,798)	$(5,650,039)
Return of common stock - Methotrexate	(180,000)	(399,600)	—	—	(399,600)
Share-based compensation	171,655	447,503	—	—	447,503
Repurchase of common shares	(367,793)	(1,025,836)	—	—	(1,025,836)
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company's primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital, field and oncology sales forces in the United States and is establishing a network of international partners to bring its medicines to patients in their countries.
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
In April, 2019, CET entered into an agreement with HongKong WinHealth Pharma Group Co. Limited ("WinHealth") whereby WinHealth made a $1.0 million investment through the purchase of shares of CET stock. As part of the agreement, WinHealth obtained a Board position at CET and the first opportunity to license CET products for the Chinese market. In connection with WinHealth's investment in CET, Cumberland also made an additional $1.0 million investment in CET. Cumberland purchased additional CET shares through contribution of $0.3 million in cash and a conversion of $0.7 million in intercompany loans payable. Upon completion of the additional investment by WinHealth and Cumberland, Gloria Pharmaceuticals returned its shares in CET in exchange for $0.8 million that was funded during 2020.
The Company's ownership in CET is now 85% while the remaining interest is owned by WinHealth, Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $79,798 and $95,212 for the years ended December 31, 2022 and 2021, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In 2018, Cumberland provided a grant of 50,000 shares of the Company's common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation. The organization also plans to hold a portion of the shares for long-term appreciation. The Foundation maintains separate financial statements and its ongoing operations will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. During 2019, Cumberland Pharmaceuticals committed approximately $50,000 in cash contributions that were paid to the Foundation during 2020. Likewise, during 2020, the Company committed approximately $25,000 in cash contributions paid to the Foundation during 2021. In 2022, the Company made a $25,000 cash contribution to the Foundation.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $1.5 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2022 and 2021, cash equivalents consist primarily of money market funds.

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
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $0.6 million at December 31, 2022 and $0.3 million at December 31, 2021.
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
Inventories
The Company works closely with third parties to manufacture and package finished goods for sale. Based on the customer relationship with the manufacturer or packager, the Company will either take title to finished goods at the time of shipment or at the time of arrival from the manufacturer. The Company then warehouses such goods until distribution and sale at third party facilities located in the U.S. and international locations. Periodic inventory counts are made by the warehouse teams and by the Company on a regular basis. In addition, the Company re-tests API inventory prior to use to confirm product expiration. Inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.
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
The Company has recorded deferred offering costs for payments directly related to the current Shelf Registration on Form S-3 that was completed during December 2021. These costs consist of legal and accounting fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration. The Company did not issue any shares under this ATM during the year ended December 31, 2022.
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
Intangible Assets and Goodwill
The Company’s intangible assets and goodwill consist of capitalized costs related to product and license rights, patents, trademarks and goodwill obtained in the Vibativ and Sancuso acquisitions. Goodwill is not amortized for financial reporting purposes, but is subject to impairment analysis at least annually.
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
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company's goodwill was acquired in November 2018 with the Vibativ acquisition and in January 2022 with the Sancuso acquisition. As a result, the Vibativ and Sancuso components of the Company are the reporting units evaluated for goodwill impairment. Cumberland determined the fair value of the reporting units through current and future estimated revenue and profitability of the product. The Company recorded no impairment charges during 2022 and 2021.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

	2022	2021

Distribution costs	$857,842	$806,311

Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2022	2021

Advertising costs	$2,927,041	$1,927,864

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the consolidated statements of operations.
Related Party Transactions
In July 2022, Cumberland named Martin S. Brown Jr. to our Board of Directors. Mr. Brown is an attorney with over 30 years of corporate law experience who brings significant legal, public company, health care and civic experience to our board. The Company relies on several law firms for legal advice, including the firm Martin is affiliated. In 2022, the Company paid Martin's law firm $0.04 million.
Discontinued Operations
During May 2019, Cumberland entered into a Dissolution Agreement ("Dissolution Agreement") with Clinigen Healthcare Limited ("Clinigen") in which the Company returned the exclusive rights to commercialize Ethyol® and Totect® in the United States to Clinigen. Under the terms of the Dissolution Agreement, Cumberland is no longer involved directly or indirectly with the distribution, marketing and promotion of either Ethyol or Totect or any competing products following December 31, 2019. The Company's exit from the products meets the accounting criteria to be reported as discontinued operations and the discontinued operating results have been reclassified in the financial statements and footnotes for all periods presented to reflect the discontinued status of these products. Refer to Note 19, for additional information.
Recent Accounting Guidance
Recent Accounting Pronouncements Adopted
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
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023. The adoption of ASU 2016-13 and ASU 2019-05 are not expected to have a material impact on the Company’s consolidated financial statements.
(3)    RediTrex®, Vibativ® and Sancuso®
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
tied to the products’ FDA approval, launch and achievement of certain sales milestones. Under the terms of the agreement, Cumberland is responsible for the product registration and commercialization in the U.S. Nordic is responsible for product manufacturing and supply.
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. This milestone payment was paid in July 2020. During December 2020, Cumberland began distributing RediTrex which also resulted in a $1.0 million milestone payment due to Nordic. The full launch of RediTrex occurred in October 2021.
Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic whereby they may assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after June 30, 2023. Cumberland will continue to distribute and support the product until then. In accordance with the terms of the amendment, Nordic has agreed to return the 180,000 restricted Cumberland shares we previously issued to Nordic which will be cancelled, refund to Cumberland the milestone payment of $1.0 million we made associated with the brand's U.S. approval and issue a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment due from us for launch of the product line. The companies will cooperate on any transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.
Cumberland had approximately $2.6 million in net intangible assets related to RediTrex at December 31, 2021.
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
In addition, Cumberland agreed to pay a royalty of up to 20% on future net sales of the product after a $2.5 million threshold is met. The future royalty payments were required to be recognized at their acquisition-date fair value as part of the contingent consideration transferred in the business combination.
The following table presents the changes in the Company's Level 3 contingent consideration liability. The contingent consideration earned and accrued in operating expenses is paid to the seller quarterly.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Contingent consideration liability
Balance at December 31, 2020	$8,200,553
Cash payment of royalty during the period	(2,166,682)
Change in fair value	(1,147,750)
Contingent consideration earned and accrued	1,629,506
Balance at December 31, 2021	$6,515,627
Cash payment of royalty during the period	(1,133,113)
Change in fair value	(2,104,690)
Contingent consideration earned and accrued	876,999
Balance at December 31, 2022	$4,154,823
The current portion of the contingent consideration liability is $1.3 million and the non-current portion is $2.8 million, as of December 31, 2022.
Sancuso
On January 3, 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc. ("Kyowa Kirin"), the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The Agreement calls for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. The Company believes that $1.5 million of the milestone payments will be earned and paid. The remaining milestone of $2.0 million will be paid if and when annual net revenue exceeds $20 million.
In addition, Cumberland has agreed to pay a royalty of up to 10% of on-going net sales of the product. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland has prepared a valuation of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The acquisition was funded by cash and the Company's revolving credit facility. The Company worked with an outside consultant firm to finalize the Sancuso valuation of the transaction. The fair value for the assets and liabilities assumed were as follows: prepaid expenses $1.8 million, inventory $2.6 million, goodwill $0.03 million, intangible assets $14.1 million, milestone payable $1.7 million and contingent liability $3.4 million.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Balance at January 3, 2022	$3,384,000
Cash payment of royalty during the period	(1,075,631)
Change in fair value	16,394
Contingent consideration earned and accrued	675,237
Balance at December 31, 2022	$3,000,000

The current portion of the contingent consideration liability is $1.7 million and the non-current portion is $1.3 million, as of December 31, 2022.
Sancuso Intangible Assets, Goodwill, Revenue and Earnings
An outside consultant prepared the Sancuso valuation and the valuation is complete. The goodwill of $0.03 million arising from this acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired company.
Based on discussions with Management, the identified intangible assets were valued as a composite asset referred to as the Sancuso product rights. It is comprised of:
• Technology – patented and unpatented IP and know-how;
• Marketing intangible assets including product trademarks/names/dress; and
• Customer base to which the product is sold.
It is a common practice in the life sciences industry to value intangible assets under a portfolio approach given the nature of the intangible assets and facts and circumstances that are common to the industry. The Goodwill amount to be deducted for tax purposes is expected to be $0.03 million and will be amortized over 15 years.
Sancuso was acquired on January 3, 2022. For the year ended December 31, 2022, the amounts included in the income statement for revenue and operating profit were $13.6 million and $6.6 million, respectively.
On a pro-forma basis, the revenue and earnings of the combined entity as though the business combination had occurred in 2021 appears below:

	Cumberland 2022 Results	Pro-forma 2021 Results
Net Revenue	$42,010,949	50,085,043

Operating income (loss)	$(5,704,929)	(5,447,420)
The 2021 pro-forma results include results for Sancuso as provided by the management of Kyowa Kirin. The Seller is a pharmaceutical company similar to Cumberland. The 2021 results for Sancuso as reported by Kyowa Kirin reflect accounting methodology and reporting which were similar to those employed by the Company.
The Company’s 2022 balance sheet reflects the full year impact of the Sancuso acquisition, as the acquisition occurred on January 3, 2022.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(4)    Revenues
Product Revenues
The Company’s net product revenues consisted of the following for the years ended December 31:

	2022	2021
Products:
Kristalose	$15,205,155	$15,993,658
Sancuso	13,205,603	—
Vibativ	7,487,462	11,704,062
Caldolor	4,827,200	4,970,301
Acetadote	501,040	850,993
Omeclamox-Pak	29,145	(388,657)
Vaprisol	(447,697)	1,859,581
RediTrex	(126,726)	55,321
Total net product revenues	$40,681,182	$35,045,259

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
The international agreements provide for $1.5 million in non-refundable up-front payments, milestone payments of up to $2.4 million related to regulatory approvals and up to $5.6 million in payments related to product sales. From 2012 through December 31, 2022, the Company has recognized a cumulative $1.9 million in upfront payments as other revenue and has recognized $0.5 million during the year 2022.
Other revenues during 2022 and 2021 also include funding from federal grant programs including those secured by CET through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these programs totaled approximately $0.2 million and $0.4 million for the years ending December 31, 2022 and 2021, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(5)    Inventories
The Company's net inventories consisted of the following as of December 31:

	2022	2021

Raw materials and work in process, net of reserve	$12,899,659	$12,374,983
Consigned inventory	168,923	164,378
Finished goods, net of reserve	4,322,167	4,939,088
Total inventories	17,390,748	17,478,449
less non-current inventories	(7,527,167)	(9,048,567)
Total inventories classified as current	$9,863,581	$8,429,882
At December 31, 2022 and 2021, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.5 million and $1.4 million, respectively.
In connection with the acquisition of certain product rights related to the Kristalose brand, the Company is responsible for the purchase of the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory at the third-party packagers. As the API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory total at December 31, 2022 and 2021. Consigned inventory represents Authorized Generic inventory stored with Padagis until shipment.
As part of the Vibativ acquisition, Cumberland acquired API and work in process inventories of $15.6 million that were classified as non-current inventories. The Vibativ non-current API inventory was $7.1 million at December 31, 2022 and $8.1 million at December 31, 2021. The Company had no Vibativ finished goods included in the non-current inventories at December 31, 2022, and $0.5 million at December 31, 2021. At December 31, 2022 and 2021, Cumberland had $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives and $0.1 million of finished goods

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2022	2021

Computer equipment	3 – 5 years	$465,508	$1,352,734
Office equipment	3 – 15 years	746,602	820,712
Furniture and fixtures	5 – 15 years	369,365	638,903
Leasehold improvements	3 – 15 years, or remaining lease term	787,749	1,422,439
Total property and equipment, gross		2,369,224	4,234,788
Less: accumulated depreciation and amortization		(2,085,185)	(3,792,153)
Total property and equipment, net		$284,039	$442,635
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2022	2021

Depreciation expense	$260,745	$235,066

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31, 2022 and 2021.

	2022	2021

Product and license rights	$49,668,141	$38,543,542
Less: accumulated amortization	(21,891,974)	(18,015,112)
Total product and license rights	27,776,167	20,528,430
Patents	10,610,228	10,478,930
Less: accumulated amortization	(8,051,018)	(7,333,251)
Total patents	2,559,210	3,145,679
Trademarks	397,974	373,462
Less: accumulated amortization	(142,673)	(93,096)
Total trademarks	255,301	280,366
Total intangible assets	$30,590,678	$23,954,475

Goodwill	$914,000	$882,000
Product and license rights include assets associated with the Company's acquired products, including those discussed in Note 3, RediTrex, Vibativ and Sancuso. RediTrex is only represented in 2021.
During 2022 and 2021, the Company recorded an additional $0.2 million in each year in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property. The Company also recorded an additional $14.1 million in product rights and $0.03 million in goodwill related to the Sancuso acquisition. These costs will be amortized over the remaining expected useful life of the associated patents.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2022	2021

Amortization expense	$5,067,368	$4,371,300

The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2023	$4,736,657
2024	4,687,365
2025	4,652,156
2026	4,092,961
2027 and thereafter	12,421,539
$30,590,678

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

Other current liabilities	2022	2021

Rebates, product returns, administrative fees and service fees	$8,347,214	$3,680,677
Employee wages and benefits	1,440,859	1,340,846
Sancuso related liabilities	2,226,725	—
Current portion of accrued contingent consideration	3,006,310	2,685,531
Current deferred charges	614,551	—
Accrued inventory purchases	609,621	18,211
Other	1,342,631	943,038
Total other current liabilities	$17,587,911	$8,668,303

Other long-term liabilities	2022	2021

Non-current portion of accrued contingent consideration	$4,931,513	$3,830,096
Deferred compensation	2,522,506	3,433,962
Other	131,000	224,786
Total other long-term liabilities	$7,585,019	$7,488,844

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
In 2022, the Company and Pinnacle Bank agreed to modify the financial covenants to align with the current use of the line of credit. On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the year ended December 31, 2022, we were in compliance with the Funded Debt Ratio financial covenant.
The Company had $16.2 million and $15.0 million in borrowings outstanding under the Pinnacle Agreement at December 31, 2022 and 2021, respectively.
The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The pricing under the Fourth Amendment provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90% (representing an interest rate of 6.875% at December 31, 2022). In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. In 2022, the LIBOR benchmark rate is expected to be discontinued. When the LIBOR rate is no longer available, the Pinnacle Agreement calls for a new Benchmark rate to be used to determine the interest rate for the Agreement. It is expected that SOFR will become the replacement benchmark.
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
Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, covered rent payments, and covered utilities. From the date of funding the Company has used the loan amount for such qualifying expenses. Cumberland has elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. The permitted analogous use of IAS 20 outlines a model for the accounting for government assistance, including forgivable loans. As a result, the Company has recorded the $2,187,140 as a deferred income liability, which is included as a component of other current liabilities on the consolidated balance sheet as of December 31, 2021.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2022 and 2021, there was no preferred stock outstanding.
(c)    Common Stock
During 2022 and 2021, the Company issued 171,655 shares and 192,684 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. There were no option exercise transactions during 2022 and 2021.
(d)    Share Repurchases
The Company currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act, as amended. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. The Company repurchased 367,793 shares and 438,359 shares of common stock for approximately $1.0 million and $1.4 million during the years ended December 31, 2022 and 2021, respectively. There remains $3.8 million available under the current repurchase program available for share repurchases at December 31, 2022.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11)    Earnings (Loss) Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted earnings (loss) per share for the years ended December 31:

	2022	2021

Numerator:
Net income (loss) from continuing operations	$(5,650,039)	$(5,597,121)
Discontinued operations	—	1,994,322
Net income (loss)	(5,650,039)	(3,602,799)
Net loss at subsidiary attributable to noncontrolling interests	79,798	95,212
Net income (loss) attributable to common shareholders	$(5,570,241)	$(3,507,587)
Denominator:
Weighted-average shares outstanding – basic	14,563,592	14,904,834
Weighted-average shares outstanding – diluted	14,563,592	14,904,834
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2022	2021

Anti-dilutive shares and options	227,050	183,300

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2022	2021

Deferred Tax Assets
Net operating loss and tax credits	$16,164,754	$16,817,070
Property and equipment and intangibles	264,653	222,893
Operating lease liabilities	1,121,800	—
Intangible assets	866,942	—
Capitalized research cost	1,481,455	—
Allowance for accounts receivable	145,803	83,931
Reserve for expired product	654,148	457,723
Inventory	217,025	104,824
Deferred charges	1,156,150	1,303,664
Cumulative compensation costs incurred on deductible equity awards	635,989	834,070
Total deferred tax assets	22,708,719	19,824,175

Deferred Tax Liabilities
Operating lease right-of-use assets	(1,150,935)	—
Intangible assets	—	(62,253)
Net deferred tax assets, before valuation allowance	21,557,784	19,761,922
Less: deferred tax asset valuation allowance	(21,557,784)	(19,761,922)
Net deferred tax assets	$—	$—
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2022:

Years of expiration	Federal	State

2023	$—	$251,811
2024-2042	46,656,666	55,790,944
Indefinite Period	6,405,835	433,203
Total federal and state net operating loss carryforwards	$53,062,501	$56,475,958

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit includes the following components for the years ended December 31:

	2022	2021
Current:
Federal	$—	$—
State and other	68,850	34,891
Total current income tax (expense) benefit	68,850	34,891

Deferred:
Federal	—	61,678
State	—	(61,678)
Total deferred income tax (expense) benefit	—	—
Total income tax (expense) benefit	$68,850	$34,891

The Company’s effective income tax rate for 2022 and 2021 reconciles with the federal statutory tax rate as follows:

	2022	2021

Federal tax expense at statutory rate	21%	21%
State income tax expense (net of federal income tax benefit)	2%	1%
Permanent differences associated with general business credits	—%	—%
Change in valuation allowance	(22)%	(19)%
Other permanent differences	(2)%	(4)%
Other	—%	—%
Net income tax expense	(1)%	(1)%

The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets are fully offset with a valuation allowance as of the periods ended December 31, 2022 and 2021.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, the Company has general business credit carryforwards of $1.5 million. These credit carryforwards will expire in years 2023 through 2042.

Years of expiration	Federal
2023	$200,825
2024-2042	1,319,161
Total federal and state credit carryforwards	$1,519,986
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
The Company is no longer subject to U.S. federal tax examinations for tax years before 2019, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2019. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2019 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. The Company has no unrecognized tax benefits at December 31, 2022 and 2021.
(13)    Stock-Based Compensation Plans
The Company has grants outstanding under two equity compensation plans. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan") and the 2007 Directors’ Incentive Plan (the "Directors’ Plan"), which were approved by shareholders, superseded the 1999 Stock Option Plan. Both plans are available for future grants of equity compensation awards to employees, consultants and directors. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 2.4 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense consisted of the following for the years ended December 31:

	2022	2021

Share-based compensation - employees	$449,467	$730,412
Share-based compensation - nonemployees	(1,964)	11,455
Total share-based compensation	$447,503	$741,867
At December 31, 2022, there was approximately $0.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.81 years. This amount relates primarily to unrecognized compensation cost for employee restricted stock and stock options awards.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Stock Options
The Company granted 178,950 and 186,900 incentive stock options during 2022 and 2021, respectively, which vest in four years. There were no options exercised during 2022 and 2021. As such, there was no intrinsic value of options or weighted-average fair value of options exercised for the periods.
Incentive Stock Options
Incentive stock options activity was as follows:

	Number of option shares	Weighted- average exercise price	Weighted-average remaining contractual term

Nonvested, December 31, 2020	—	$—
Options shares granted	186,900	3.32
Options shares vested	—	—
Option shares forfeited	(16,300)	3.22
Nonvested, December 31, 2021	170,600	3.33
Options shares granted	178,950	2.68
Options shares vested	—	—
Option shares forfeited	(29,900)	2.98
Nonvested, December 31, 2022	319,650	$3.00	6.15
The weighted-average grant-date fair value of options granted during the years 2022 and 2021 was $1.29 and $1.10, respectively.
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
•Volatility - We estimate volatility in accordance with SAB No. 107, as amended by SAB No. 110. We have been publicly traded since August 2009, so we have sufficient years of trading history and volatility to appropriately evaluate this component of the BSM model. As such, we are using our own historical volatility to value stock options. We have noted no conditions that would indicate the historical volatility would not be an indicator of future volatility, as such we are using historical volatility over the same period as the expected term of the awards (7 years) back to 2015 and believe it to be sufficient. Calculated volatility for the grants issued in 2022 ranges from 44% to 45%. Our average volatility over the life of stock being public is 42% and 45% over the last 6 months. Based on the similar amounts, we believe our volatility estimate for the ISO’s are appropriate.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
•Risk Free rate - The risk-free interest rate is based on the U.S. Treasury Note, on the date of grant with a term equal to the corresponding option’s expected term. So, in this case, we are using the 7 year treasury note as of the date of grant, which ranges from 2.22% and 3.92% at the date of the grants.
•Dividend yield - We have never declared or paid any cash dividends and there is currently no expected cash dividend payments as of the date of this grant. As such, dividend yield is zero.
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted- average grant-date fair value

Nonvested, December 31, 2020	779,415	$5.56
Shares granted	36,850	3.21
Shares vested	(192,684)	6.29
Shares forfeited	(55,400)	5.39
Nonvested, December 31, 2021	568,181	5.17
Shares granted	65,225	2.59
Shares vested	(171,655)	6.42
Shares forfeited	(66,000)	4.67
Nonvested, December 31, 2022	395,751	$4.29
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2022 and 2021, the Company contributed approximately $60,000 and 50,000, respectively, in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheets, was $2.5 million and $3.4 million as of December 31, 2022 and 2021, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.3 million and $3.2 million as of December 31, 2022 and 2021, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(15)    Leases
On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company leases approximately 16,903 rentable square feet of space at the new development Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC. The Leased Premise serves as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, with the commencement date of October 25, 2022. This lease currently expires in November 2035.
The Company is responsible for paying rent to the Landlord under the Lease beginning three months after the Commencement Date. The Company pays a base rent of $33.06 per square foot of rentable space with a gradual rental rate increase of 2.5% for each year period thereafter of the prior year's base rental. In addition to the monthly base rent, the Company is responsible for its percentage share of the operating expenses of the Building. The Lease also provides for a tenant improvement allowance for the space.
In addition, the operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. The research lab space at CET, under an agreement amended in July 2012, is leased through April 2023, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases.
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income as follows for the years ended December 31:

	2022	2021

Rent expense	$1,159,695	$1,209,102

Sublease income	$529,411	$699,889
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
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019 and October 25, 2022. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term for the Broadwest lease is 12.7 years and for the CET lease is 0.1 years. The weighted-average incremental borrowing rate used to discount the present value of the remaining CPI lease payments is 9.28% and remaining CET lease payments is 7.42%.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Lease Position
At December 31, 2022 and 2021, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$5,218,403	$1,024,200

Lease Liabilities	December 31, 2022	December 31, 2021
Operating lease current liabilities	$172,910	$969,677
Operating lease non-current liabilities	4,586,301	90,016
Total	$4,759,211	$1,059,693

Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million and will be paid through the leases ending in April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2022	Operating Leases
2023	$607,061
2024	575,209
2025	539,347
2026	604,254
2027	619,354
After 2027	5,482,220
Total minimum lease payments	$8,427,445
Less: Interest	(3,668,234)
Present value of lease liabilities	$4,759,211

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(16)    Market Concentrations
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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2022	2021

Customer 1	29%	27%
Customer 2	24%	24%
Customer 3	22%	20%
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 51.77% and 51.1% at December 31, 2022 and 2021, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Early in 2019, Cumberland announced a strategic review of the Company's brands, capabilities, and international partners. This review followed an accelerated business development initiative, which resulted in a series of transactions. Because of that progress, Cumberland felt that it was prudent to take a fresh look at our product portfolio, partners, and organization to ensure proper focus and capabilities. During May 2019, Cumberland entered into the Dissolution Agreement with Clinigen in which the Company returned the exclusive rights to commercialize Ethyol and Totect (“the Products”) in the United States to Clinigen. This Dissolution Agreement originally targeted a transition from the Company's arrangements with Clinigen effective September 30, 2019, but was then amended to change the transition date to December 31, 2019. Under the terms of the Dissolution Agreement, Cumberland was no longer responsible for the distribution, marketing and promotion of either the Products or any competing products after December 31, 2019. In exchange for the return of these product license rights and the non-compete provisions of the Dissolution Agreement, Cumberland received $5 million in financial consideration paid in quarterly installments over the two-years following the transition date. Cumberland recorded the last four quarterly installments totaling $2.0 million during the year ended December 31, 2021.
The exit from the Ethyol and Totect products meets the accounting criteria to be reported as discontinued operations. As a result, January 1, 2020, was the first day of discontinued operations for the Products.
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
In connection with the acquisition of Sancuso, the Company is required to pay up to $3.5 million in milestones and tiered royalties ranging from 10% to 5% on U.S. net product sales for ten years.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
After Defendants disclosed the domiciles of its limited partners to the Company, as required by the Court, on October 24, 2022, the action for breach of contract was refiled in the Supreme Court of the State of New York, County of New York (Index No. 654234/2022) on November 7, 2022.
The complaint alleges that, despite the Defendants filing an NDA and sNDA for the Product and receiving FDA approval for both applications, the Defendants failed to make the required total of $1 million in milestone payments to the Company. The Company is seeking damages in the amount of no less than $1 million, pre- and post-judgment interest under N.Y. C.P.L.R. § 5001, costs, and such further relief as the court deems just and proper.
The Company is a party to various other legal proceedings in the ordinary course of its business. In the opinion of management, the liability associated with these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(21)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2022 and 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2022:
Net revenues	$11,175,045	$10,299,152	$11,413,072	$9,123,680	$42,010,949
Operating income (loss)	(1,291,999)	(1,846,538)	(288,588)	(2,277,804)	(5,704,929)
Net income (loss) from continuing operations	(1,402,433)	(1,364,666)	(423,226)	(2,459,714)	(5,650,039)
Net income (loss) attributable to common shareholders	(1,385,253)	(1,335,620)	(408,639)	(2,440,729)	(5,570,241)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)
Discontinued operations - basic	—	—	—	—	—
Basic	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)

Continuing operations - diluted	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)
Discontinued operations - diluted	—	—	—	—	—
Diluted	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)

2021:
Net revenues	$10,537,159	$9,055,483	$8,072,540	$8,319,861	$35,985,043
Operating income (loss)	(324,300)	(1,435,729)	(1,563,395)	(4,353,996)	(7,677,420)
Net income (loss) from continuing operations	(350,749)	724,684	(1,583,480)	(4,387,576)	(5,597,121)
Net income (loss) from discontinued operations	495,410	498,807	496,787	503,318	1,994,322
Net income (loss) attributable to common shareholders	166,828	1,228,560	(1,055,278)	(3,847,697)	(3,507,587)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.02)	$0.05	$(0.10)	$(0.29)	$(0.37)
Discontinued operations - basic	0.03	0.03	0.03	0.03	0.13
Basic	$0.01	$0.08	$(0.07)	$(0.26)	$(0.24)

Continuing operations - diluted	$(0.02)	$0.05	$(0.10)	$(0.29)	$(0.37)
Discontinued operations - diluted	0.03	0.03	0.03	0.03	0.13
Diluted	$0.01	$0.08	$(0.07)	$(0.26)	$(0.24)

(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2022, 2021 and 2020

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2021	984,677	2,963,279	—	(3,606,992)	(1)	340,964
2022	340,964	6,673,104	—	(6,417,977)	(1)	596,091

Valuation allowance for deferred tax assets:
For the years ended December 31:
2021	19,196,121	565,801	—	—		19,761,922
2022	19,761,922	1,795,862	—	—		21,557,784

(1) Composed of actual returns and credits for chargebacks and cash discounts.