Form 10-Q
period 2023-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2023-05-12
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,449,107 shares of common stock as of May 8, 2023.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,386,166	$19,757,970
Accounts receivable, net	14,529,133	13,163,681
Inventories, net	10,180,002	9,863,581
Prepaid and other current assets	2,715,498	3,084,978
Total current assets	43,810,799	45,870,210
Non-current inventories	7,534,303	7,527,167
Property and equipment, net	354,857	284,039
Intangible assets, net	29,390,195	30,590,678
Goodwill	914,000	914,000
Operating lease right-of-use assets	4,919,057	5,218,403
Other assets	2,545,424	2,520,661
Total assets	$89,468,635	$92,925,158
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,222,333	$10,819,011
Operating lease current liabilities	158,369	172,910
Other current liabilities	14,326,712	17,587,911
Total current liabilities	25,707,414	28,579,832
Revolving line of credit	16,072,286	16,200,000
Operating lease non-current liabilities	4,549,150	4,586,301
Other long-term liabilities	7,091,298	7,585,019
Total liabilities	53,420,148	56,951,152
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,430,047 and 14,366,316 shares issued and outstanding as of March 31, 2023 and December 31, 2022 , respectively	47,377,168	47,474,973
Retained earnings (deficit)	(11,016,657)	(11,208,841)
Total shareholders’ equity	36,360,511	36,266,132
Noncontrolling interests	(312,024)	(292,126)
Total equity	36,048,487	35,974,006
Total liabilities and equity	$89,468,635	$92,925,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2023	2022
Net revenues	$9,224,638	$11,175,045
Costs and expenses:
Cost of products sold	1,250,264	2,211,885
Selling and marketing	4,277,318	4,614,429
Research and development	1,499,670	1,745,136
General and administrative	2,498,993	2,302,349
Amortization	1,230,071	1,593,245
Total costs and expenses	10,756,316	12,467,044
Operating income (loss)	(1,531,678)	(1,291,999)
Interest income	50,190	16,041
Other income	1,847,065	—
Interest expense	(186,353)	(119,575)
Income (loss) before income taxes	179,224	(1,395,533)
Income tax (expense) benefit	(6,938)	(6,900)
Net income (loss)	172,286	(1,402,433)
Net loss at subsidiary attributable to noncontrolling interests	19,898	17,180
Net income (loss) attributable to common shareholders	$192,184	$(1,385,253)
Earnings (loss) per share attributable to common shareholders
- basic	$0.01	$(0.09)
- diluted	$0.01	$(0.09)
Weighted-average shares outstanding
- basic	14,359,322	14,691,623
- diluted	14,587,843	14,691,623

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$172,286	$(1,402,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,255,675	1,653,746
Share-based compensation	90,156	159,901
Decrease in non-cash contingent consideration	(267,637)	370,464
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(30,799)	222,209
Increase in noncash interest expense	4,296	2,183
Gain on receivable of FDA fees	(1,847,065)	—
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	481,613	(7,758,089)
Inventories	(323,557)	2,271,484
Other current assets and other assets	682,958	239,862
Accounts payable and other current liabilities	(1,105,263)	4,461,389
Other long-term liabilities	(530,872)	(371,214)
Net cash used in operating activities	(1,418,209)	(150,498)
Cash flows from investing activities:
Additions to property and equipment	(107,260)	(26,986)
Cash paid for acquisitions	—	(13,500,000)
Additions to intangible assets	(67,193)	(14,912)
Net cash used in investing activities	(174,453)	(13,541,898)
Cash flows from financing activities:
Borrowings on line of credit	8,000,000	20,000,000
Repayments on line of credit	(8,127,714)	(15,000,000)
Cash payment of contingent consideration	(1,464,311)	(501,505)
Repurchase of common shares	(187,117)	(580,130)
Net cash provided by (used in) financing activities	(1,779,142)	3,918,365
Net decrease in cash and cash equivalents	(3,371,804)	(9,774,031)
Cash and cash equivalents at beginning of period	$19,757,970	$27,040,816
Cash and cash equivalents at end of period	$16,386,166	$17,266,785
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net loss	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

	Common stock		Retained earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2022, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Recent Accounting Guidance
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies are required to use a new forward-looking “expected loss” model that generally result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies measure credit losses in a manner similar to what they do today, except that the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. Companies have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies apply the ASU’s provisions as a cumulative-effect adjustment, if any, to retained earnings (deficit) as of the beginning of the first reporting period in which the guidance is adopted.
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023. Please refer to Trade and Notes Receivables Policy.

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
Trade and Note Receivables Policy
Management performed a scoping exercise to ensure completeness over the application of Current Expected Credit Losses (CECL) across the various financial instruments including trade and note receivables. CECL is applicable to all financial assets measured at amortized cost. The authoritative guidance requires that all financial instruments should be evaluated, including cash equivalents such as 3-month T-Bills, even if the expected loss is determined to be zero, or materially zero. All bank balances are maintained in cash or money market funds. Therefore for the Company, this principally relates to trade receivables and two note receivables. CECL also requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics (326-20-55-5):
a.Internal or external credit score/rating
b.Risk ratings or classification
c.Financial asset type
d.Size
e.Effective interest rate
f.Term
g.Geographical location
h.Historical or expected credit loss patterns
i.Reasonable and supportable forecast periods
The standard requires entities to pool financial assets but allows them to choose which risk characteristics to use. Under the requirements of the guidance, the Company would need to reassess at the end of each reporting period whether the pool of assets continue to display similar risk characteristics.
With twenty years of experience, Cumberland has experienced virtually no write downs of receivables as most of our receivables are due from large successful pharmaceutical, healthcare or government customers, consistently making payments on account. Although the payment behaviors of all of our customers are consistently reliable, for the sake of transparency, we have separated our customer base into seven separate pools. The Company performs a monthly analysis of aged accounts receivable to determine how much, if any, of the accounts receivable balance should be reserved as potential bad debt. The Company reviews all balances over 90 days past due for a possible reserve and considers any specific factors or information for balances aged under 90 days if there are indicators that the balance should be reserved, such as other aged balances with the customer or bankruptcy as well as any economic issues with a customer industry or region. The adoption of ASC 326 did not result in a material impact to the company.

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss)	$172,286	$(1,402,433)

Net loss at subsidiary attributable to noncontrolling interest	19,898	17,180
Net income (loss) attributable to common shareholders	$192,184	$(1,385,253)
Denominator:
Weighted-average shares outstanding – basic	14,359,322	14,691,623
Dilutive effect of other securities	228,521	—
Weighted-average shares outstanding – diluted	14,587,843	14,691,623

As of March 31, 2023 and 2022, restricted stock awards and options to purchase 331,338 and 131,225 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606, which became effective January 1, 2018.
The Company’s net revenues consisted of the following for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Products:
Kristalose	$4,315,128	$3,945,097
Sancuso	1,886,793	3,397,209
Vibativ	1,848,187	2,501,434
Caldolor	935,043	959,634
Acetadote	169,856	111,090
Vaprisol	16,008	(117,000)
Omeclamox-Pak	(2,518)	22,737
RediTrex	(141,045)	59,226
Other revenue	197,186	295,618
Total net revenues	$9,224,638	$11,175,045
The Omeclamox-Pak net revenue for the first quarter of 2023 and 2022 was the result of Cumberland currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and are in the process of a reorganization. Discussions with the packager are ongoing. In the first quarter of 2023, the amounts noted were normal adjustments by channel partners.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued an FDA Form 483 in the second quarter of 2022. Once these 483 related issues are satisfactorily resolved by the manufacturing plant, we will then resubmit our application to the FDA for approval. Net revenue was positively impacted by product return adjustments.
Other Revenues
The Company has agreements with international partners for commercialization of the Company's products with associated payments included in other revenues. Those agreements provide that each of the partners is responsible for seeking regulatory approvals for the product, and following approval, each partner will be responsible for the ongoing distribution and sales in the respective international territories. The Company provides a dossier for product registration and maintains responsibility for the relevant intellectual property. Cumberland is typically entitled to receive a non-refundable, up-front payment at the time each agreement is executed as consideration for the product dossier and for the rights to the distinct intellectual property rights in the respective international territory. These agreements also typically provide for additional payments upon a partner’s achievement of a defined regulatory approval and sales milestones. The Company may also be entitled to receive royalties on future sales of the products and a transfer price on supplies. The contractual payments associated with the partner’s achievement of regulatory approvals, sales milestones and royalties on future sales are recognized as revenue upon occurrence, or at such time that the Company has a high degree of confidence that the revenue would not be reversed in a subsequent period.
Other revenues also include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration as well as lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. Grant revenue from these federal grant programs totaled approximately $0.1 million and $0.04 million for the three months ended March 31, 2023 and 2022, respectively.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2023, there were no cumulative obsolescence and discontinuance losses necessary. At December 31, 2022, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.5 million.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory at third-party packagers. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory at March 31, 2023 and December 31, 2022. Consigned inventory represents Authorized Generic inventory stored with our partner until shipment.
As part of the Vibativ acquisition, the Company acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. At March 31, 2023 and December 31, 2022, total non-current inventory, including Vibativ and our clinical trial drug ifetroban, was $7.5 million for each period. The Company had Vibativ finished goods of $0.9 million included in non-current inventory at March 31, 2023, and no non-current inventory at December 31, 2022. The Company also had $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives at March 31, 2023 and December 31, 2022, and $0.2 million and $0.1 million of finished goods, respectively.
At March 31, 2023 and December 31, 2022, the Company's net inventories consisted of the following:

	March 31, 2023	December 31, 2022

Raw materials and work in process	$12,548,636	$12,899,659
Consigned inventory	179,786	168,923
Finished goods	4,985,883	4,322,167
Total inventories	17,714,305	17,390,748
less non-current inventories	(7,534,303)	(7,527,167)
Total inventories classified as current	$10,180,002	$9,863,581
(5) LEASES
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
In addition, the Company's operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. The research lab space at CET, under an agreement amended in July 2012, is leased through April 2023, with an option to extend the lease through April 2028. The Company also subleases a portion of the space under these leases.

Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019 and October 25, 2022. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term for the Broadwest lease is 12.62 years at March 31, 2023. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 9.28% for the Broadwest lease and 7.42% for the remaining CET lease.
Lease Position
At March 31, 2023 and December 31, 2022, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$4,919,057	$5,218,403

Lease Liabilities	March 31, 2023	December 31, 2022
Operating lease current liabilities	$158,369	$172,910

Operating lease noncurrent liabilities	4,549,150	4,586,301
Total	$4,707,519	$4,759,211
As of March 31, 2023, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.03 million and will be paid through the leases ending in April 2023. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2023	Operating Leases
2023	587,511
2024	578,759
2025	543,023
2026	608,015
2027	623,199
After 2027	5,324,178
Total lease payments	8,264,685
Less: Interest	3,557,166
Present value of lease liabilities	$4,707,519
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2023	2022
Rent expense	$234,863	$285,963

Sublease income	$115,631	$161,804

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2023 and March 31, 2022, the Company repurchased 86,829 shares and 174,149 shares of common stock for approximately $0.2 million and $0.6 million, respectively. At March 31, 2023, approximately $3.6 million of common shares was left to repurchase under this program.
Share purchases and sales
In the Company's May 2023 trading window, several members of Cumberland's Board of Directors will enter into share purchase agreements of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the three months ended March 31, 2023 or March 31, 2022.
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2023 and March 31, 2022, the Company issued 28,250 shares and 65,225 shares of restricted stock to employees, advisors and directors, respectively. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2023 and 2022, the Company also issued 183,250 and 166,350 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, that are set to expire in 2033 and 2032, respectively. Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2023, we recorded a credit of $0.04 million to share-based compensation related to the forfeiture of unvested restricted stock awards.
Debt Agreement
On December 31, 2021, the Company entered into a Fifth Amendment to the Revolving Credit Note and Sixth Amendment (the "Sixth Amendment") to Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement"). The Sixth Amendment increased the principal amount by $5 million to $20 million. On October 28, 2021, the Company entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement with Pinnacle Bank. Among other terms, the Fourth Amendment extended the maturity date to October 1, 2024. The Pinnacle Agreement includes specific financial covenants.
In 2022, the Company and Pinnacle Bank agreed to modify the financial covenants to align with the current use of the line of credit. On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition. On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter. On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended March 31, 2023, we were in compliance with the Funded Debt Ratio financial covenant.

The interest rate on the Pinnacle Agreement is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 7.375% at March 31, 2023. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The LIBOR rate will no longer be used as of June 30, 2023, at which time the benchmark rate will be changed from LIBOR to Term SOFR.
As of March 31, 2023 and December 31, 2022, the Company had $16.1 million and $16.2 million, respectively, in borrowings outstanding under its revolving credit facility.
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
(7) INCOME TAXES
As of March 31, 2023, the Company has approximately $57.8 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
(8) OTHER INCOME
The Company realized a $1.8 million gain in the first quarter of 2023 for previously paid prescription drug fees. In March 2023, the Company was granted a barrier-to-innovation waiver from the FDA for the fiscal year 2022 RediTrex prescription drug fees resulting in a refund of $1.8 million. This refund is expected to be paid in second quarter of 2023.
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
(10) COMMITMENTS AND CONTINGENCIES
The company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

(11) ADDITIONS AND RETURN OF PRODUCT RIGHTS
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

Balance at December 31, 2022	$4,154,823
Cash payment of royalty during the period	(245,391)
Change in fair value of contingent consideration included in operating expenses	176,122
Contingent consideration earned and accrued in operating expenses	—
Balance at March 31, 2023	$4,085,554

The contingent consideration liability of $4.1 million was accounted for as $1.2 million of other current liabilities and $2.9 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2023.
RediTrex
In November 2016, the Company announced an agreement with the Nordic Group B.V. ("Nordic") to acquire the exclusive U.S. rights to Nordic’s injectable methotrexate product line designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis, and severe disabling psoriasis.
As consideration for the license, Cumberland paid a deposit of $100,000 at closing. The Company provided $0.9 million in consideration through a grant of 180,000 restricted shares of Cumberland common stock to be vested upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Under the terms of the agreement, Cumberland is responsible for the product registration and commercialization in the U.S. Nordic is responsible for product manufacturing and supply.
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

Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic whereby they may assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after June 30, 2023. Cumberland will continue to distribute and support the product until then. In accordance with the terms of the amendment, Nordic has returned the 180,000 restricted Cumberland shares we previously issued to Nordic which were cancelled, refunded to Cumberland the milestone payment of $1.0 million we made associated with the brand's U.S. approval and issued a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment due from us for launch of the product line. The companies will cooperate on any transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The Agreement calls for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. The Company believes that $1.5 million of the milestone payments will be earned and paid. In March 2023, Cumberland paid $1.0 million of the $3.5 million milestone payments to Kwoya Kirin for the approval by the FDA of the manufacturing site for the product.
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
The acquisition was funded by cash and the Company's revolving credit facility. The Company worked with an outside consultant to finalize the Sancuso valuation of the transaction. The fair value for the assets and liabilities assumed were as follows: prepaid expenses $1.8 million, inventory $2.6 million, goodwill $0.03 million, intangible assets $14.1 million, milestone payable $1.7 million and contingent liability $3.4 million.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2022	$3,000,000
Cash payment of royalty during the period	(244,920)
Change in fair value of contingent consideration included in operating expenses	(443,759)
Contingent consideration earned and accrued in operating expenses	188,679
Balance at March 31, 2023	$2,500,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $2.5 million was accounted for as $1.3 million of current liabilities and $1.2 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2022, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
Our primary target sectors are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, oncology and field sales forces in the United States. We have also established international partnerships and are continuing to build a network of companies outside the U.S. to register and provide our medicines to patients in their countries.
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease; 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs; and 3) Aspirin-Exacerbated Respiratory Disease (“AERD”), a severe form of asthma. We are designing a fourth Phase II program to evaluate the use of ifetroban to treat patients with Progressive Fibrosing Interstitial Lung Diseases, and we have submitted an application to the FDA to support the new program, which we expect to launch in 2023.
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

RECENT DEVELOPMENTS
New Headquarters Location
In late 2022, we opened our new headquarter offices at the Broadwest campus in the Vanderbilt/West End corridor of Nashville. Our move into the new state-of-the-art facilities will accommodate our growth, support our team, and better serve our international base of customers and partners. The location allows us to remain close to and continue our collaboration with the Vanderbilt Medical Center, while also maintaining our presence in the Nashville healthcare community – which represents the nation’s largest concentration of healthcare companies.
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
Meanwhile, we continue to support our international partners in their efforts to register our Vibativ brand in their countries.
In late 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk is in the process of updating the Vibativ registration in Saudi Arabia with new manufacturing information as they also prepare for the launch in that country.
Also in 2022, we entered into an agreement with D.B. Pharm to register and commercialize our Vibativ product in South Korea. D.B. Pharm who also distributes our Caldolor product in South Korea, is progressing their application for the approval of Vibativ.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We’ve since been supporting SciClone and their requests associated with review of that submission. They are working toward the approval and believe that there is significant potential for Vibativ in their country.
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
Cumberland has transferred the marketing authorization associated with the RediTrex product line to Nordic. Nordic has returned the 180,000 shares we issued to them associated with the original License and has refunded the $1 million we paid following the brand’s approval in the U.S. Nordic has also issued a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us which was associated with our launch of the product line.
Sancuso Acquisition and Promotion
In early 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. In early 2022, Cumberland assumed commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. During 2022 we largely completed the transition of Sancuso to Cumberland. In late 2022, the FDA approved moving the product’s manufacturer to a new facility, which will be a source of future product supplies.

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
In early 2022, we formed a new sales division, Cumberland Oncology, to support the brand. The division was comprised of both field-based and inside sales representatives that were formerly associated with Kyowa Kirin. In April 2022, we entered into an agreement with Verity Pharmaceuticals International Limited (“Verity”) for the national co-promotion of Sancuso. Verity is a specialty pharmaceutical company that agreed to utilize its established oncology commercial organization to co-promote Sancuso throughout the United States. Verity was to provide sales representation in the U.S. market for an initial three-year term, with an option to extend for an additional two years. In January 2023, we sent a 30-day notice of default to Verity due to failure of the parties to reach agreement regarding fundamental elements of the agreement, including targets and detailing obligations, among other items. As a result, the agreement ~~t~~erminated effective February 25, 2023. The agreement provides for arbitration of any unresolved issues and we are in agreement with Verity that such arbitration should proceed.
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
We are also designing a fourth Phase II program to evaluate the use of ifetroban to treat patients with Progressive Fibrosing Interstitial Lung Diseases, and we have submitted an application to the FDA to support the new program, which we expect to launch in 2023.
In late 2022, we closed enrollment in our Phase II study in patients with AERD. We then conducted a quality review of the data and clinical sites, closed the database for the study and are awaiting the initial results.
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
In addition to our Company-sponsored studies, researchers at Brigham and Women’s Hospital have completed an investigator-initiated study evaluating the impact of ifetroban on the aspirin desensitization process in patients with AERD. This single center study closed early due to poor patient accrual and exhausted funding. The researchers found no statistical difference in the dose of aspirin needed to provide an increase in an extended version of the patient’s total nasal symptom score. A publication by the researchers with the full study results will be forthcoming. It should be noted that the results from this investigator study were inconsistent with the previously published preclinical findings that demonstrated ifetroban blockade inhibited all features of aspirin reactions in a model of AERD.

Vaprisol Supply Update
Demand for the product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and have notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we are working with them to support a special, interim supply of compounded product for critically ill patients, while awaiting the needed facility approval to relaunch Vaprisol.
Omeclamox-Pak Supply Update
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of COVID-19, and their operations were suspended. As a result, we depleted our inventory of the product and notified the FDA that it is currently unavailable. We are awaiting resumption of those operations, while also exploring other alternatives to restart the product’s packaging.
Sustainability Report
Earlier this year we provided updated sustainability metrics, which cover company activities pertaining to environmental, social and governance issues. Highlights for 2022 include:
a.Providing 2.2 million doses of our products to patients;
b.Safely disposing of over 2,750 pounds of expired and damaged products; and
c.Having no product recalls or terminated clinical trials due to failure to practice good clinical standards.
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
FDA Fee Waiver
In March 2023, the FDA informed us that it had granted a barrier-to-innovation waiver, which will result in a refund of approximately $1.8 million that we previously paid for prescription drug program fees associated with the RediTrex® product line.
The FDA granted the barrier-to-innovation waiver after concluding that the Company met the statutory criteria, based on the innovation associated with Cumberland’s ifetroban clinical development programs, as the funds could be better used to advance those studies which are designed to address a series of unmet medical needs.
The FDA’s decision was in response to a request for reconsideration that Cumberland provided on November 28, 2021, after the agency had initially denied Cumberland’s submission for a waiver in a decision dated November 1, 2021. Cumberland paid the FDA the fiscal year 2022 RediTrex prescription drug program fees in the amount of approximately $1.8 million on or about October 4, 2021. The fees were assessed under the Prescription Drug User Fee Act.
The FDA informed Cumberland on March 30, 2023, that the agency’s Office of Financial Management had been asked to provide a refund of the fees, which is expected within 45 days.
Federal NOPAIN Act
In April 2023, Cumberland announced that it expects that its Caldolor® injection product should be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.
The NOPAIN Act requires Medicare to provide separate reimbursement for non-opioid products that are used to manage pain during surgeries conducted in outpatient hospital departments or in ambulatory surgical centers. The NOPAIN Act applies, in part, to products that are indicated to provide analgesia without acting upon the body’s opioid receptors. As a result, the Company expects that the NOPAIN Act will affect Medicare reimbursement for Caldolor, Cumberland’s non-opioid analgesic injection product.

The methodology for reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025 and January 1, 2028. It is anticipated that in 2024, the Centers for Medicare & Medicaid Services (CMS) will issue regulations implementing the NOPAIN Act and detailing the conditions for, and amount of, the separate reimbursement.
Caldolor is approved by the U.S. Food and Drug Administration (FDA) for use in adults and pediatric patients six months and older, for the management of mild to moderate pain as a sole therapy, and for the management of moderate to severe pain as an adjunct to an opioid. A series of published clinical studies have demonstrated that Caldolor significantly reduces patient pain, while also significantly reducing patients’ need for opioids.
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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Change
Net revenues	$9,224,638	$11,175,045	$(1,950,407)
Costs and expenses:
Cost of products sold	1,250,264	2,211,885	(961,621)
Selling and marketing	4,277,318	4,614,429	(337,111)
Research and development	1,499,670	1,745,136	(245,466)
General and administrative	2,498,993	2,302,349	196,644
Amortization	1,230,071	1,593,245	(363,174)
Total costs and expenses	10,756,316	12,467,044	(1,710,728)
Operating income (loss)	(1,531,678)	(1,291,999)	(239,679)
Interest income	50,190	16,041	34,149
Other income	1,847,065	—	1,847,065
Interest expense	(186,353)	(119,575)	(66,778)
Income (loss) before income taxes	179,224	(1,395,533)	1,574,757
Income tax (expense) benefit	(6,938)	(6,900)	(38)
Net income (loss)	$172,286	$(1,402,433)	$1,574,719

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2023	2022	Change
Products:
Kristalose	$4,315,128	$3,945,097	$370,031
Sancuso	1,886,793	3,397,209	(1,510,416)
Vibativ	1,848,187	2,501,434	(653,247)
Caldolor	935,043	959,634	(24,591)
Acetadote	169,856	111,090	58,766
Vaprisol	16,008	(117,000)	133,008
Omeclamox-Pak	(2,518)	22,737	(25,255)
RediTrex	(141,045)	59,226	(200,271)
Other revenue	197,186	295,618	(98,432)
Total net revenues	$9,224,638	$11,175,045	$(1,950,407)
Net revenues. Net revenues for the three months ended March 31, 2023, were $9.2 million compared to $11.2 million for the three months ended March 31, 2022. As noted in the table above, net revenue increased during the quarter for two of our marketed products: Kristalose and Acetadote.
Kristalose revenue of $4.3 million for the first quarter of 2023, represented an increase of $0.4 million when compared to the prior year period. The increase was primarily the result of increased shipments of the product.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the first quarter of 2023, there was an increase of $0.1 million in the branded product's revenue when compared to the prior year period due to increased shipments of the product.

There was no Vaprisol revenue for the first quarter of 2023, an increase of $0.1 million compared to the same period last year. This increase is primarily due to normal adjustments to expired product reserves. We await FDA approval on a new manufacturer.
Caldolor revenue was $0.9 million for the first quarter of 2023, similar to the first quarter of 2022.
Vibativ revenue was $1.8 million for the three months ended March 31, 2023, which declined $0.7 million from the same prior year period. The decrease in net revenue of the product was the result of lower unit shipments.
Sancuso revenue was $1.9 million for the first quarter of 2023, which was $1.5 million lower than the first quarter of 2022. The decline resulted from larger product returns associated with the inventory acquired at the acquisition of the product and lower sales.
Omeclamox-Pak had no sales for the first quarter of 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties in 2020. Net revenue for the three months ended March 31, 2023, reflects sales deduction adjustments.
Cost of products sold. Cost of products sold for the first quarter of 2023 and 2022 were $1.3 million and $2.2 million, respectively. Cost of products sold, as a percentage of net revenues, were 13.6% during the three months ended March 31, 2023, compared to 19.8% during the three months ended March 31, 2022. The improvement in cost of products sold is primarily due to the availability of new lower cost inventory and less inventory write-offs.
Selling and marketing. Selling and marketing expense for the first quarter of 2023 decreased $0.3 million compared to the same period last year. This decrease is primarily attributable to lower royalty expenses.
Research and development. Research and development costs for the first quarter of 2023 and 2022 were $1.5 million and $1.7 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline product candidates. The decrease in costs for the first quarter of 2023 results from lower FDA fees in 2023.
General and administrative. General and administrative expense increased to $2.5 million for the first quarter of 2023, compared to $2.3 million for the first quarter of 2022, an increase of $0.2 million. The increase was primarily attributable to increases in deferred compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2023	2022
Net revenue (1)	$1,848,187	$2,651,434
Cost of products sold (2)	246,742	927,160
Royalty and operating expenses	519,608	681,317
Vibativ contribution	$1,081,837	$1,042,957
(1) 2022 net revenue includes a $150,000 payment to Cumberland required under the terms of a new licensee agreement.
(2)The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended March 31,
	2023	2022
Net revenue	$1,886,793	$3,397,209
Cost of products sold (1)	289,478	388,264
Royalty and operating expenses	415,707	910,100
Sancuso contribution	$1,181,608	$2,098,845
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2023 and 2022, totaled approximately $1.2 million and $1.6 million, respectively. The decline in amortization expense resulted from adjustments to the useful life of Sancuso during the valuation of the product in December 2022.
Income taxes. Income tax expense for the three months ended March 31, 2023, was comparable to the income tax expense for the three months ended March 31, 2022.
As of March 31, 2023, we had approximately $57.8 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
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
The following table summarizes our liquidity and working capital as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$16,386,166	$19,757,970

Working capital (current assets less current liabilities)	$18,103,385	$17,290,378
Current ratio (multiple of current assets to current liabilities)	1.7	1.6

Revolving line of credit availability	$3,927,714	$3,800,000
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(1,418,209)	$(150,498)
Investing activities	(174,453)	(13,541,898)
Financing activities	(1,779,142)	3,918,365
Net increase (decrease) in cash and cash equivalents	$(3,371,804)	$(9,774,031)
The net $3.4 million decrease in cash and cash equivalents for the three months ended March 31, 2023, was primarily attributable to cash used in operating and financing activities. A decrease of cash used in operating activities of $1.4 million was primarily the result of an increase of accounts receivable of $1.4 million (which includes a $1.8 million receivable for the approved PDUFA fee refund), a decrease of net accounts payable and other current liabilities of $1.1 million and the offsetting positive impact from the add backs of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.3 million. Cash used in investing activities of $0.2 million was the result of additions to property and equipment and intangibles. Financing activities use of cash was $1.8 million and include the repayments on our line of credit of $0.1 million, the $0.2 million in cash used to repurchase shares of our common stock as well as the $1.5 million used for the payment of a Sancuso milestone, plus royalties on sales of Vibativ and Sancuso.
The net $9.8 million decrease in cash and cash equivalents for the three months ended March 31, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by financing activities. Cash used in operating activities of $0.2 million was primarily the result of accounts receivable increasing by $7.8 million mainly from Sancuso sales, positively impacted by decreases in inventory of $2.3 million and increases in accounts payable and other liabilities of $4.4 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $1.8 million. Cash used in investing activities was the result of the acquisition of Sancuso. Our financing activities included the increase in our line of credit of $5.0 million partially offset by the $0.6 million in cash used to repurchase shares of our common stock as well as the $0.5 million used for the payment of royalties for sales of Vibativ and Sancuso.

Debt Agreement
On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended March 31, 2023, we were in compliance with the Funded Debt Ratio financial covenant.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2023 and 2022, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2023.
The interest rate risk related to borrowings under our line of credit is based on LIBOR plus an interest rate spread. The current pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 7.375% at March 31, 2023. As of March 31, 2023, we had $16.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2023 and 2022. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended March 31, 2023, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2023:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	18,122	$2.60	$3,706,634
February	10,663	2.63	3,678,628
March	58,044	1.94	3,565,836
Total	86,829

Item 6. Exhibits

No.		Description

10.1*
Employment Agreement dated March 9, 2023, effective as of January 1, 2023, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 15, 2023).

10.2*
Employment Agreement dated March 9, 2023, effective as of January 1, 2023, by and between Jim Herman and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 15, 2023).

10.3*
Employment Agreement dated March 9, 2023, effective as of January 1, 2023, by and between Todd Anthony and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 15, 2023).

10.4*
Employment Agreement dated March 9, 2023, effective as of January 1, 2023, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 15, 2023).

10.5*
Employment Agreement dated March 9, 2023, effective as of January 1, 2023, by and between John M. Hamm and Cumberland Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, File No. 001-33637, filed with the Securities and Exchange Commission on March 15, 2023).

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

Cumberland Pharmaceuticals Inc.

Date:	May 12, 2023	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer