Form 10-Q
period 2023-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2023-08-11
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,371,214 shares of common stock as of August 7, 2023.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,249,086	$19,757,970
Accounts receivable, net	12,218,756	13,163,681
Inventories, net	10,928,406	9,863,581
Prepaid and other current assets	2,277,885	3,084,978
Total current assets	43,674,133	45,870,210
Non-current inventories	6,694,452	7,527,167
Property and equipment, net	384,383	284,039
Intangible assets, net	28,269,781	30,590,678
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,831,502	5,218,403
Other assets	2,607,109	2,520,661
Total assets	$89,375,360	$92,925,158
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,912,044	$10,819,011
Operating lease current liabilities	320,837	172,910
Other current liabilities	15,726,206	17,587,911
Total current liabilities	26,959,087	28,579,832
Revolving line of credit	13,148,125	16,200,000
Operating lease non-current liabilities	5,477,040	4,586,301
Other long-term liabilities	6,954,206	7,585,019
Total liabilities	52,538,458	56,951,152
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,330,990 and 14,366,616 shares issued and outstanding as of June 30, 2023 and December 31, 2022 , respectively	47,303,429	47,474,973
Accumulated deficit	(10,144,457)	(11,208,841)
Total shareholders’ equity	37,158,972	36,266,132
Noncontrolling interests	(322,070)	(292,126)
Total equity	36,836,902	35,974,006
Total liabilities and equity	$89,375,360	$92,925,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	$10,888,877	$10,299,152	$20,113,515	$21,474,197
Costs and expenses:
Cost of products sold	1,520,774	2,031,884	2,771,038	4,243,769
Selling and marketing	4,672,075	4,556,685	8,949,393	9,171,114
Research and development	1,145,038	1,823,693	2,644,708	3,568,829
General and administrative	2,369,883	2,203,975	4,868,876	4,506,324
Amortization	1,158,248	1,529,453	2,388,319	3,122,698
Total costs and expenses	10,866,018	12,145,690	21,622,334	24,612,734
Operating income (loss)	22,859	(1,846,538)	(1,508,819)	(3,138,537)
Interest income	57,061	15,066	107,251	31,107
Other income	981,806	—	2,828,871	—
Other income - gain on insurance proceeds	—	611,330	—	611,330
Interest expense	(192,635)	(137,624)	(378,988)	(257,199)
Income (loss) before income taxes	869,091	(1,357,766)	1,048,315	(2,753,299)
Income tax expense	(6,937)	(6,900)	(13,875)	(13,800)
Net income (loss)	862,154	(1,364,666)	1,034,440	(2,767,099)
Net loss at subsidiary attributable to noncontrolling interests	10,046	29,046	29,944	46,226
Net income (loss) attributable to common shareholders	$872,200	$(1,335,620)	$1,064,384	$(2,720,873)
Earnings (loss) per share attributable to common shareholders
- basic	$0.06	$(0.09)	$0.07	$(0.19)
- diluted	$0.06	$(0.09)	$0.07	$(0.19)
Weighted-average shares outstanding
- basic	14,393,711	14,688,505	14,376,260	14,689,798
- diluted	14,554,264	14,688,505	14,570,798	14,689,798

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,034,440	$(2,767,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,456,590	3,272,085
Share-based compensation	188,034	132,148
Decrease in non-cash contingent consideration	(476,606)	(68,334)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(95,997)	598,355
Increase in noncash interest expense	7,809	4,791
Gain on receivable of life insurance proceeds	—	(611,330)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	944,925	(5,527,690)
Inventories	(232,110)	2,949,443
Other current assets and other assets	(804,400)	1,227,030
Accounts payable and other current liabilities	534,541	4,658,782
Other long-term liabilities	259,926	(1,688,143)
Net cash provided by operating activities	3,817,152	2,180,038
Cash flows from investing activities:
Additions to property and equipment	(179,453)	(164,241)
Cash paid for acquisitions	—	(13,500,000)
Additions to intangible assets	(91,808)	(50,248)
Net cash used in investing activities	(271,261)	(13,714,489)
Cash flows from financing activities:
Borrowings on line of credit	16,000,000	39,000,000
Repayments on line of credit	(19,051,875)	(35,000,000)
Cash payment of contingent consideration	(1,652,990)	(501,505)
Repurchase of common shares	(349,910)	(788,295)
Net cash provided by (used in) financing activities	(5,054,775)	2,710,200
Net decrease in cash and cash equivalents	(1,508,884)	(8,824,251)
Cash and cash equivalents at beginning of period	$19,757,970	$27,040,816
Cash and cash equivalents at end of period	$18,249,086	$18,216,565
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net loss	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403
Share-based compensation	2,250	(27,753)	—	—	(27,753)
Repurchase of common shares	(83,317)	(196,692)	—	—	(196,692)
Net loss	—	—	(1,335,620)	(29,046)	(1,364,666)
Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487
Share-based compensation	—	97,877	—	—	97,877
Repurchase of common shares	(99,057)	(171,616)	—	—	(171,616)
Net income (loss)	—	—	872,200	(10,046)	862,154
Balance, June 30, 2023	14,330,990	$47,303,429	$(10,144,457)	$(322,070)	$36,836,902

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. The Company's primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be served effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital, oncology and field sales forces in the United States. Cumberland has also established international partnerships and continues to build a network of companies outside the U.S. to register and provide our medicines to patients in their countries.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2022, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Recent Accounting Guidance
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies are required to use a new forward-looking “expected loss” model that generally results in an earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies measure credit losses in a manner similar with previous guidance, except that the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. Companies have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies apply the ASU’s provisions as a cumulative-effect adjustment, if any, to the accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted.
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023. Please refer to Trade and Notes Receivables Policy below.

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
Trade and Note Receivables Policy
Management performed a scoping exercise to ensure completeness over the application of Current Expected Credit Losses (CECL) across the various financial instruments including trade and note receivables. CECL is applicable to all financial assets measured at amortized cost. The authoritative guidance requires that all financial instruments should be evaluated, including cash equivalents such as 3-month T-Bills, even if the expected loss is determined to be zero, or materially zero. All bank balances are maintained in cash or money market funds. Therefore for the Company, this principally relates to trade receivables and two notes receivable. CECL also requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics (326-20-55-5):
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
With twenty years of experience, Cumberland has experienced virtually no write downs of receivables as most of our receivables are due from large successful pharmaceutical, healthcare or government customers, consistently making payments on account. Although the payment behaviors of all of our customers are consistently reliable, for the sake of transparency, we have separated our customer base into seven separate pools. The Company performs a monthly analysis of aged accounts receivable to determine how much, if any, of the accounts receivable balance should be reserved as potential bad debt. The Company reviews all balances over 90 days past due for a possible reserve and considers any specific factors or information for balances aged under 90 days if there are indicators that the balance should be reserved, such as other aged balances with the customer or bankruptcy as well as any economic issues with a customer industry or region. The adoption of Accounting Standards Codification ("ASC") 326 did not result in a material impact to the Company.

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$872,200	$(1,335,620)
Denominator:
Weighted-average shares outstanding – basic	14,393,711	14,688,505
Dilutive effect of other securities	160,553	—
Weighted-average shares outstanding – diluted	14,554,264	14,688,505

	Six months ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$1,064,384	$(2,720,873)
Denominator:
Weighted-average shares outstanding – basic	14,376,260	14,689,798
Dilutive effect of other securities	194,538	—
Weighted-average shares outstanding – diluted	14,570,798	14,689,798

As of June 30, 2023 and 2022, restricted stock awards and options to purchase 413,074 and 289,975 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Products:
Kristalose	$4,110,718	$3,570,272	$8,425,846	$7,515,368
Sancuso	1,916,966	3,398,548	3,803,759	6,795,758
Vibativ	2,147,826	1,596,821	3,996,013	4,098,255
Caldolor	1,226,314	1,193,916	2,161,356	2,153,546
Acetadote	150,163	126,789	320,019	237,884
Vaprisol	23,857	(134,621)	39,866	(251,623)
Omeclamox-Pak	8,062	(26,412)	5,544	(3,676)
RediTrex	9,493	93,676	(131,552)	152,904
Other revenue	1,295,478	480,163	1,492,664	775,781
Total net revenues	$10,888,877	$10,299,152	$20,113,515	$21,474,197
The Omeclamox-Pak net revenue for the second quarter of 2023 was impacted by our currently being out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and we are awaiting a potential resumption of supply. For the three and six months ended June 30, 2023 and 2022, the amounts noted resulted from normal adjustments by channel partners.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved by the manufacturer, we will then resubmit our application for their facility to the FDA for approval. For the three and six months ended June 30, 2023 and 2022, net revenue was impacted by product return and accrual adjustments.
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
Other revenues also include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.06 million and $0.04 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.1 million and $0.08 million for the six months ended June 30, 2023 and 2022, respectively.
Also in the second quarter of 2023, the Company received $1.0 million relating to a litigation settlement based on two $500,000 milestone payments due to us for the license associated with our Vibativ product.
Included in other revenue is lease income generated by CET’s Life Sciences Center. The Life Sciences Center is a research center that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2023, there were no cumulative obsolescence and discontinuance losses necessary. At December 31, 2022, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.5 million.
The Company is responsible for the purchase of the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory. As that API is consumed in production, the value of the API is transferred from raw materials to finished goods. API for the Company's Vaprisol brand is also included in the raw materials inventory. Consigned inventory represents Authorized Generic inventory stored with our partner until shipment.
As part of the Vibativ acquisition, the Company acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. At June 30, 2023 and December 31, 2022, total non-current inventory, including Vibativ and our clinical trial drug ifetroban, was $6.7 million and $7.5 million, respectively. The Company had Vibativ finished goods of $0.9 million included in non-current inventory at June 30, 2023, and no non-current inventory at December 31, 2022. The Company also had $0.3 million in non-current inventory for API related to its ifetroban clinical initiatives at June 30, 2023 and December 31, 2022, and $0.2 million and $0.1 million of finished goods, respectively.
At June 30, 2023 and December 31, 2022, the Company's net inventories consisted of the following:

	June 30, 2023	December 31, 2022

Raw materials and work in process	$12,859,432	$12,899,659
Consigned inventory	126,753	168,923
Finished goods	4,636,673	4,322,166
Total inventories	17,622,858	17,390,748
less non-current inventories	(6,694,452)	(7,527,167)
Total inventories classified as current	$10,928,406	$9,863,581
(5) LEASES
On November 15, 2021, Cumberland entered into a lease (the "Lease"), pursuant to which the Company leases approximately 16,903 rentable square feet of space (the "Leased Premise") at Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC (the "Landlord"). The Leased Premise serves as the Company's new corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, with the commencement date of October 25, 2022. This lease currently expires in November 2035.
The Company is responsible for paying rent to the Landlord under the Lease beginning three months after the commencement date. The Company pays a base rent of $33.06 per square foot of rentable space with a gradual rental rate increase of 2.5% for each year thereafter of the prior year's base rental. In addition to the monthly base rent, the Company is responsible for its percentage share of the operating expenses of the building. The Lease also provides for a tenant improvement allowance for the space.
In addition, the Company's operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. The research lab space at CET, under an agreement amended in July 2012, is leased through April 2028. The Company also subleases a portion of the space under this lease.
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019 and October 25, 2022. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term for the Broadwest and CET leases is 10.9 years at June 30, 2023. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 9.28% for the Broadwest lease and 9.9% for the remaining CET lease. Also included as a ROU asset is an embedded lease of $0.9 million related to our new manufacturer for Vaprisol.
Lease Position
At June 30, 2023 and December 31, 2022, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$6,831,502	$5,218,403

Lease Liabilities	June 30, 2023	December 31, 2022
Operating lease current liabilities	$320,837	$172,910

Operating lease noncurrent liabilities	5,477,040	4,586,301
Total	$5,797,877	$4,759,211
As of June 30, 2023, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $1.8 million and will be paid through the leases ending in April 2028. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2023	Operating Leases
2023	422,975
2024	863,320
2025	836,100
2026	909,911
2027	934,180
After 2027	5,588,192
Total lease payments	9,554,678
Less: Interest	3,756,801
Present value of lease liabilities	$5,797,877
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Rent expense	$226,772	$285,963	$501,029	$574,071

Sublease income	$130,842	$161,804	$245,499	$296,237

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2023 and June 30, 2022, the Company repurchased 185,886 shares and 257,466 shares of common stock for approximately $0.4 million and $0.8 million, respectively. At June 30, 2023, approximately $3.4 million was available for the repurchase of common shares under this program.
Share purchases and sales
In the Company's May 2023 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. Purchases of shares through these plans are expected to begin in August 2023.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the six months ended June 30, 2023 or June 30, 2022.
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2023 and June 30, 2022, the Company issued 34,250 shares and 65,225 shares of restricted stock, respectively, to employees, advisors and directors. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2023 and 2022, the Company also issued 184,500 and 169,800 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are set to expire in 2033 and 2032, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the six months ended June 30, 2023, we recorded a credit of $0.04 million to stock compensation expense related to the forfeiture of unvested restricted stock awards.
Debt Agreement
On December 31, 2021, the Company entered into a Fifth Amendment to the Revolving Credit Note and Sixth Amendment (the "Sixth Amendment") to Revolving Credit Loan Agreement with Pinnacle Bank (the "Pinnacle Agreement"). The Sixth Amendment increased the principal amount by $5 million to $20 million. On October 28, 2021, the Company entered into a Fourth Amendment to the Revolving Credit Note and Fifth Amendment to Revolving Credit Loan Agreement with Pinnacle Bank. Among other terms, the Fourth Amendment extended the maturity date to October 1, 2024 and includes a specific financial covenant.
In 2022, the Company and Pinnacle Bank agreed to modify the financial covenants to align with the current use of the line of credit. On March 31, 2022, the Company and Pinnacle Bank entered into a Seventh Amendment to the Revolving Credit Loan Agreement to revise and update the Maximum Funded Debt Ratio financial covenant and to delete from the Pinnacle Agreement the Funded Debt to Tangible Capital Ratio financial covenant. These changes were made to more appropriately reflect the impact from the Sancuso acquisition. On June 30, 2022, the Company entered into the Eighth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank permitting the Maximum Funded Debt Ratio to be calculated on a rolling four-quarter basis to be no more than 3.00 to 1.00 for the second and third quarters of 2022 and 2.50 to 1.00 for each quarter thereafter. On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended June 30, 2023, we were in compliance with the Funded Debt Ratio financial covenant.
The interest rate on the Pinnacle Agreement was based on LIBOR plus an interest rate spread. The pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 8.0% at June 30, 2023. In addition, a fee of 0.25% per year is charged on the unused line of credit. Interest and the unused line fee are payable quarterly. The LIBOR rate is no longer used as of June 30, 2023, at which time the benchmark rate was changed from LIBOR to Term SOFR.
As of June 30, 2023 and December 31, 2022, the Company had $13.1 million and $16.2 million, respectively, in borrowings outstanding under its revolving credit facility.
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
(7) INCOME TAXES
As of June 30, 2023, the Company has approximately $53.1 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
(8) OTHER INCOME
The Company realized a $2.8 million gain in the first six months of 2023 for previously paid FDA prescription drug fees. In March 2023, the Company was granted a barrier-to-innovation waiver from the FDA for certain fiscal year 2022 prescription drug fees resulting in a refund of $1.8 million. In June 2023, the Company was granted another waiver from the FDA for the fiscal year 2023 fees in the amount of $1.0 million. Both of these refunds were paid by the FDA in second quarter of 2023.
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

(11) PRODUCT ACQUISITIONS AND RETURN OF PRODUCT RIGHTS
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

Balance at December 31, 2022	$4,154,823
Cash payment of royalty during the period	(245,391)
Change in fair value of contingent consideration included in operating expenses	109,185
Contingent consideration earned and accrued in operating expenses	292,232
Balance at June 30, 2023	$4,310,849

The contingent consideration liability of $4.3 million was accounted for as $1.6 million of other current liabilities and $2.7 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2023.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The agreement called for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. The Company believes that $1.5 million of the milestone payments will be earned and paid. In March 2023, Cumberland paid $1.0 million of the $3.5 million milestone payments to Kwoya Kirin for the approval by the FDA of the manufacturing site for the product.
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

The acquisition was funded by cash and the Company's revolving credit facility. The fair value for the assets and liabilities assumed were as follows: prepaid expenses of $1.8 million, inventory of $2.6 million, goodwill of $0.03 million, intangible assets of $14.1 million, milestone payable of $1.7 million and contingent liability of $3.4 million.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2022	$4,757,000
Cash payment of milestones and royalty during the period	(1,407,598)
Change in fair value of contingent consideration included in operating expenses	(585,792)
Contingent consideration earned and accrued in operating expenses	352,390
Balance at June 30, 2023	$3,116,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $3.1 million was accounted for as $1.9 million of current liabilities and $1.2 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2023.
RediTrex
In November 2016, the Company announced an agreement with the Nordic Group B.V. ("Nordic") to acquire the exclusive U.S. rights to Nordic’s injectable methotrexate product line designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis and severe disabling psoriasis.
As consideration for the license, Cumberland paid a deposit of $100,000 at closing. The Company provided $0.9 million in consideration through a grant of 180,000 restricted shares of Cumberland common stock to be vested upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Under the terms of the agreement, Cumberland was responsible for the product registration and commercialization in the U.S. Nordic was responsible for product manufacturing and supply.
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that took place in late 2021 resulting in a $1.0 million milestone payment due to Nordic.
Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic whereby they would assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after June 30, 2023. Cumberland continued to distribute and support the product through June 30, 2023. In accordance with the terms of the amendment, Nordic has returned the 180,000 restricted Cumberland shares we previously issued to Nordic which were cancelled, refunded to Cumberland the milestone payment of $1.0 million we made associated with the brand's U.S. approval and issued a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment due from us for launch of the product line. The companies will cooperate on any transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease and 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs. In June 2023, we received FDA clearance to proceed directly to a Phase II study for patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the success of our existing brands while continuing to build a portfolio of differentiated products. We currently feature seven products approved by the FDA in the United States. We are also continuing to establish international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our products into additional patient populations through clinical trials, new presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates largely to address poorly met medical needs.
We are supplementing these activities with the earlier-stage drug development at Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland could further develop and commercialize.
Specifically, we are seeking long-term sustainable growth by:
•Supporting and expanding the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. For example, we have secured pediatric approval of Acetadote and Caldolor and expanded the labeling for both brands accordingly. We also added pre-surgery dosing for Caldolor, and recently included newborns to the patients who can benefit from the product. We will continue to explore such opportunities to bring our products to new patient populations.
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that address poorly met medical needs. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of Vibativ and Sancuso are examples of the implementation of this strategy.
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
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues to deliver positive cash flow from operations. We remain in a strong financial position, with favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
Caldolor for Treating Infants & Supporting Study Publication
In May 2023, we announced that the FDA has approved expanded labeling for Caldolor, an intravenously delivered formulation of ibuprofen, to now include use in infants. The non-narcotic agent may now be administered for the treatment of pain and fever in patients 3 to 6 months of age.
The newly FDA-approved label includes information regarding the product’s indications and usage, appropriate patient populations, clinical study results, potential side effects, patient safety details and instructions for use in these young children.
With this newly approved labeling, Caldolor is the only non-opioid product approved to treat pain in infants that is delivered through injection. Ketorolac and meloxicam are not approved for use in children, as the safety and efficacy of those drugs have not been established for pediatric patients. Acetaminophen injection is not approved for treating pain in children less than 2 years of age, as the safety and efficacy of that drug has not been established for treating pain in those pediatric patients.
In June 2023, we shared the publication of positive results from a clinical study investigating the safety and pharmacokinetics of Caldolor in newborn infants, published in the journal Pediatric Drugs. The clinical study evaluated the safety and drug exposure profile of Caldolor in 24 hospitalized infants between the ages of 1 and 6 months who required treatment for pain or fever. Of the 24 patients included in the study, three were under 3 months of age, and the remaining 21 patients were 3 to 6 months of age. Twenty patients received a single dose, and four patients received multiple doses. In this study, single and multiple 10 mg/kg doses of Caldolor are reported safe, with no drug-related adverse events or renal concerns. Drug exposure following a single dose of Caldolor in infants 1 to 6 months of age was similar to what was previously reported in older children.
The results of this study support the growing body of evidence that demonstrates Caldolor is a safe therapeutic option available to practitioners for the treatment of fever and pain in infants and children.
Federal NOPAIN Act
We announced in April 2023 that we expect that our Caldolor injection product will be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.
The NOPAIN Act requires Medicare to provide separate reimbursement for non-opioid products that are used to manage pain during surgeries conducted in outpatient hospital departments or in ambulatory surgical centers. The NOPAIN Act applies, in part, to products that are indicated to provide analgesia without acting upon the body’s opioid receptors. As a result, we expect that the NOPAIN Act will affect Medicare reimbursement for Caldolor, our non-opioid analgesic injection product.
The methodology for reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025 and January 1, 2028. It is anticipated that in 2024, the Centers for Medicare & Medicaid Services will issue regulations implementing the NOPAIN Act and detailing the conditions for, and amount of, the separate reimbursement.
Caldolor is approved by the FDA for use in adults and pediatric patients 3 months and older for the management of mild to moderate pain as a sole therapy, and for the management of moderate to severe pain as an adjunct to an opioid. A series of published clinical studies have demonstrated that Caldolor significantly reduces patient pain, while also significantly reducing patients’ need for opioids.
Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor antagonist, in a series of clinical studies. It has been dosed in nearly 1,400 subjects and has been found to be safe and well tolerated in healthy volunteers and various patient populations.
Patient enrollment is well underway in two company sponsored Phase II clinical programs to evaluate ifetroban in Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs; and the Cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a rare and fatal genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles.

In June 2023, we presented results from an interim analysis for the FIGHT DMDTM trial at the 29th annual Parent Project Muscular Dystrophy Conference in Dallas, Texas. The interim analysis was conducted on data from 25 patients with DMD who completed six of the 12 total months of treatment and assessments. Both doses of ifetroban were reported well tolerated in DMD participants ages 7 years of age or older. There was also a positive trend in leg muscle strength, but no statistically significant differences were yet identified at this point.
Cumberland is sponsoring the FIGHT DMD™ trial, a multicenter, randomized, placebo-controlled Phase II study evaluating the safety, pharmacokinetics and efficacy of two doses of oral ifetroban for the treatment of the cardiomyopathy associated DMD. The trial is evaluating 12 months of oral ifetroban in 24 subjects with early-stage cardiomyopathy and 24 subjects with advanced-stage heart disease across 10 U.S. centers that specialize in DMD cardiomyopathy. The safety and efficacy endpoints include left ventricular ejection fraction using cardiac MRI, pulmonary function, quantitative muscle strength, daily activity and quality of life measures.
The FDA Orphan Product Division awarded Cumberland $1 million in funding under its Orphan Products Grants Program to support this trial. This was the first DMD trial awarded such funding.
In May 2023, we announced that the FDA has cleared the Investigational New Drug Application for a Phase II study in patients with Idiopathic Pulmonary Fibrosis ("IPF"), the most common form of progressive fibrosing interstitial lung disease. As a result, we will launch our FIGHTING FIBROSIS trial designed to enroll 128 patients in over 20 medical centers of excellence across the U.S. This Phase II clinical trial will study the safety, tolerability and efficacy of oral ifetroban in patients with IPF. Recent studies have shown ifetroban can both prevent and enhance resolution of lung fibrosis in multiple preclinical models.
We have also completed Phase II clinical programs with ifetroban in patients with Hepatorenal Syndrome, Portal Hypertension and Aspirin Exasperated Respiratory Disease. Additional preclinical and pilot clinical studies of ifetroban are underway, including several investigator-initiated trials.
Our plan going forward is to complete each of our Company-sponsored studies, analyze their final data, announce top-line results and decide on the best development path for the registration of ifetroban, which we continue to believe has the potential to benefit many patients with orphan diseases that represent unmet medical needs.
During the second quarter of 2023, the FDA informed us that it had granted two barrier-to-innovation waivers that would result in a refund of approximately $1.8 million and $1.0 million that we previously paid for prescription drug program fees.
The FDA granted each waiver after concluding that Cumberland met the statutory criteria based on the innovation associated with our ifetroban clinical development programs, as the funds could be better used to advance those studies, which are designed to address a series of unmet medical needs.
We received both refunds in June 2023.
Sancuso Acquisition and Approval of New Manufacturing Plant
In early 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. Sancuso is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment. The active drug in Sancuso, granisetron, slowly dissolves in the thin layer of adhesive that sticks to the patient’s skin and is released into their bloodstream over several days, working continuously to prevent chemotherapy-induced nausea and vomiting (“CINV”). It is applied 24 to 48 hours before receiving chemotherapy and can prevent CINV for up to five consecutive days. Alternative oral treatments must be taken several times (day and night) to deliver the same therapeutic doses.
We assumed commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities – early last year and largely completed the transition of Sancuso to Cumberland throughout the remainder of the year. In late 2022, the FDA approved moving the product’s manufacturer to a new facility, which will be a source of future product supplies. In June 2023, we launched an expanded oncology sales division to feature the product.

International Agreements
During the third quarter of 2022, we signed a new agreement with PiSA Pharmaceutical (“PiSA”) for the exclusive supply and distribution of our ibuprofen injection product in Mexico. Cumberland will be responsible for sharing the U.S. dossier and providing product supply, while PiSA will be responsible for obtaining the regulatory approval and then commercializing the product in Mexico. PiSA expects to provide the product in both 400- and 800-milligram vials.
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
Also in 2022, we entered into an agreement with D.B. Pharm to register and commercialize our Vibativ product in South Korea. D.B. Pharm, which also distributes our Caldolor product in South Korea, is progressing their application for the approval of Vibativ.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with review of that submission. They are working toward the approval and believe that there is significant potential for Vibativ in their country.
Nordic Pharma Arrangements
In July 2022, we entered into an amendment to our agreement with Nordic Pharma (“Nordic”) that addresses the responsibilities and financial arrangements regarding our license to Nordic’s methotrexate line of products for the U.S. (the “License”). Our former line of prefilled methotrexate syringes, marketed under the brand name RediTrex in the U.S., is covered by the License.
Cumberland has transferred the marketing authorization associated with the RediTrex product line to Nordic. As of July 1, 2023, Nordic assumed responsibility for commercializing the methotrexate products in the U.S. Now that we have returned the License, Nordic will provide us with a royalty on their future sales of the products through April 2035.
Additionally, Nordic has returned the 180,000 shares we issued to them associated with the original License and has refunded the $1 million we paid following the brand’s approval in the U.S. Nordic has also issued a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us which was associated with our launch of the product line.
Melinta Settlement
On June 16, 2023, we received consideration related to the breach of contract action with Melinta Therapeutics, LLC and Targanta Therapeutics Corporation (collectively, the “Defendants”) that finalized a settlement agreement that was entered into by the Company and the Defendants to close the case.
In February 2022, the Company filed an action for breach of contract against the Defendants in the United States District Court for the Southern District of New York. The Company and the Defendants are parties to an agreement (the “Agreement”), pursuant to which the Defendants have a license to develop and commercialize products under certain Company patents, in exchange for the Defendants paying the Company certain milestone payments and royalties on net sales of the licensed products.
Specifically, the Agreement requires the Defendants to, among other things, make a $500,000 payment to the Company within 30 days following the first filing of an sNDA in relation to the product (as defined in the Agreement) and a $500,000 payment to the Company following the approval of the first sNDA in relation to the product.
After the Defendants disclosed the domiciles of its limited partners to the Company, as required by the Court, in October 2022, the action for breach of contract was refiled in the Supreme Court of the State of New York, County of New York in November, 2022.
The complaint alleged that, despite the Defendants filing an NDA and sNDA for the Product and receiving FDA approval for both applications, the Defendants failed to make the required total of $1 million in milestone payments to the Company. The Company sought damages in the amount of no less than $1 million.

Appointment of New Auditors
Our Board of Directors completed a review of the appointment of Cumberland’s independent registered public accounting firm for the fiscal year ending December 31, 2023.
In May 2023, we informed Carr, Riggs & Ingram CPAs and Advisors (“CRI”) that they were selected as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. CRI had obtained provisional approval as of that date, with the formal engagement of CRI being subject to CRI completing its final client acceptance process. CRI subsequently completed its final client acceptance approval process and our Audit Committee formally engaged CRI as Cumberland’s independent registered public accounting firm.
Vaprisol Supply Update
Demand for our Vaprisol product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we are working with them to support a special, interim supply of compounded product for critically ill patients, while awaiting the needed facility FDA approval to relaunch Vaprisol.
Omeclamox-Pak Supply Update
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of the COVID-19 pandemic, and their operations were suspended. As a result, we depleted our inventory of the product and notified the FDA that it is currently unavailable. We are awaiting availability of those operations, while also exploring other alternatives to restart the product’s packaging.
Summary
We remain committed to our mission of providing innovative products that improve the quality of care for patients and address poorly met medical needs. We are working to fulfill this mission by building a portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges while our team remains responsive to the evolving medical market. We are prepared for and look forward to future opportunities to carry out our mission throughout the second half of the year.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	Change
Net revenues	$10,888,877	$10,299,152	$589,725
Costs and expenses:
Cost of products sold	1,520,774	2,031,884	(511,110)
Selling and marketing	4,672,075	4,556,685	115,390
Research and development	1,145,038	1,823,693	(678,655)
General and administrative	2,369,883	2,203,975	165,908
Amortization	1,158,248	1,529,453	(371,205)
Total costs and expenses	10,866,018	12,145,690	(1,279,672)
Operating income (loss)	22,859	(1,846,538)	1,869,397
Interest income	57,061	15,066	41,995
Other income	981,806	—	981,806
Other income - gain on insurance proceeds	—	611,330	(611,330)
Interest expense	(192,635)	(137,624)	(55,011)
Income (loss) before income taxes	869,091	(1,357,766)	2,226,857
Income tax expense	(6,937)	(6,900)	(37)
Net income (loss)	$862,154	$(1,364,666)	$2,226,820

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2023	2022	Change
Products:
Kristalose	$4,110,718	$3,570,272	$540,446
Sancuso	1,916,966	3,398,548	(1,481,582)
Vibativ	2,147,826	1,596,821	551,005
Caldolor	1,226,314	1,193,916	32,398
Acetadote	150,163	126,789	23,374
Vaprisol	23,857	(134,621)	158,478
Omeclamox-Pak	8,062	(26,412)	34,474
RediTrex	9,493	93,676	(84,183)
Other revenue	1,295,478	480,163	815,315
Total net revenues	$10,888,877	$10,299,152	$589,725
Net revenues. Net revenues for the three months ended June 30, 2023, were $10.9 million compared to $10.3 million for the three months ended June 30, 2022. As noted in the table above, net revenue increased during the quarter for four of our marketed products: Kristalose, Vibativ, Caldolor and Acetadote.
Kristalose revenue of $4.1 million for the second quarter of 2023, represented an increase of $0.5 million when compared to the prior year period. The increase was primarily the result of increased shipments of the product.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the second quarter of 2023, there was an increase of $0.02 million in the product's revenue when compared to the prior year period due to increased shipments of the product.

There was no Vaprisol revenue for the second quarter of 2023 as Cumberland is currently out of inventory of the product. Net revenue was positively impacted due to normal adjustments to expired product returns. We await FDA approval on a new manufacturer.
Caldolor revenue was $1.2 million for the second quarter of 2023, similar to the second quarter of 2022.
Vibativ revenue was $2.1 million for the three months ended June 30, 2023, an increase of $0.6 million from the same prior year period. The increase in net revenue of the product was the result of increased unit shipments.
Sancuso revenue was $1.9 million for the second quarter of 2023, which was $1.5 million lower than the second quarter of 2022. The decline primarily resulted from larger product returns associated with the inventory acquired at the acquisition of the product and other increased sales deductions.
Omeclamox-Pak had no sales for the second quarter of 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties in 2020. Net revenue for the three months ended June 30, 2023, reflects sales deduction adjustments.
Other revenue of $1.3 million for the three months ended June 30, 2023 was $0.8 million higher than the prior year period due to higher milestone payments recognized.
Cost of products sold. Cost of products sold for the second quarter of 2023 and 2022 were $1.5 million and $2.0 million, respectively. Cost of products sold, as a percentage of net revenues, were 14.0% during the three months ended June 30, 2023, compared to 19.7% during the three months ended June 30, 2022. The improvement in cost of products sold is primarily due to the availability of new lower cost inventory and less inventory write-downs.
Selling and marketing. Selling and marketing expense for the second quarter of 2023 increased $0.1 million compared to the same period last year. This increase is primarily attributable to the timing of spending.
Research and development. Research and development costs for the second quarter of 2023 and 2022 were $1.1 million and $1.8 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline product candidates. The decrease in costs for the second quarter of 2023 results from lower FDA fees in 2023.
General and administrative. General and administrative expense increased to $2.4 million for the second quarter of 2023, compared to $2.2 million for the second quarter of 2022, an increase of $0.2 million. The increase was primarily attributable to increases in deferred compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended June 30,
	2023	2022
Net revenue (1)	$3,147,826	$1,596,821
Cost of products sold (2)	270,571	402,320
Royalty and operating expenses	597,019	(17,957)
Vibativ contribution	$2,280,236	$1,212,458
(1) In the second quarter of 2023, net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended June 30,
	2023	2022
Net revenue	$1,916,966	$3,648,548
Cost of products sold (1)	281,828	360,572
Royalty and operating expenses	1,407,097	992,922
Sancuso contribution	$228,041	$2,295,054
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2023 and 2022, totaled approximately $1.2 million and $1.5 million, respectively. The decline in amortization expense resulted from adjustments to the useful life of Sancuso during the valuation of the product in December 2022.
Income taxes. Income tax expense for the three months ended June 30, 2023, was comparable to the income tax expense for the three months ended June 30, 2022.
As of June 30, 2023, we had approximately $53.1 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
Other income. In the second quarter of 2023, we recognized a $1.0 million refund of 2023 FDA fees to be used to further our product research efforts.
.

RESULTS OF OPERATIONS
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Change
Net revenues	$20,113,515	$21,474,197	$(1,360,682)
Costs and expenses:
Cost of products sold	2,771,038	4,243,769	(1,472,731)
Selling and marketing	8,949,393	9,171,114	(221,721)
Research and development	2,644,708	3,568,829	(924,121)
General and administrative	4,868,876	4,506,324	362,552
Amortization	2,388,319	3,122,698	(734,379)
Total costs and expenses	21,622,334	24,612,734	(2,990,400)
Operating loss	(1,508,819)	(3,138,537)	1,629,718
Interest income	107,251	31,107	76,144
Other income	2,828,871	—	2,828,871
Other income - gain on insurance proceeds	—	611,330	(611,330)
Interest expense	(378,988)	(257,199)	(121,789)
Income (loss) before income taxes	1,048,315	(2,753,299)	3,801,614
Income tax expense	(13,875)	(13,800)	(75)
Net income (loss)	$1,034,440	$(2,767,099)	$3,801,539

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2023	2022	Change
Products:
Kristalose	$8,425,846	$7,515,368	$910,478
Sancuso	3,803,759	6,795,758	(2,991,999)
Vibativ	3,996,013	4,098,255	(102,242)
Caldolor	2,161,356	2,153,546	7,810
Vaprisol	39,866	(251,623)	291,489
Acetadote	320,019	237,884	82,135
Omeclamox-Pak	5,544	(3,676)	9,220
RediTrex	(131,552)	152,904	(284,456)
Other revenue	1,492,664	775,781	716,883
Total net revenues	$20,113,515	$21,474,197	$(1,360,682)
Net revenues. Net revenues for the six months ended June 30, 2023, were $20.1 million compared to $21.5 million for the six months ended June 30, 2022, a decrease of $1.4 million.
Kristalose revenue was $8.4 million during the first six months of 2023, compared to $7.5 million for the prior year period. Revenue increased due to overall increased unit volume in 2023.
Sancuso revenue was $3.8 million for the six months ended June 30, 2023, compared to $6.8 million for the same period last year. The decline resulted from lower sales volume and higher sales deductions in 2023.

Vibativ revenue was $4.0 million for the six months ended June 30, 2023, compared to $4.1 million for the same period last year. The decrease in net revenue was a result of higher sales volume for the product during the six months ended June 30, 2022.
There was no Vaprisol revenue for the first six months of 2023 as Cumberland is currently out of commercial inventory of the product. Net revenue was positively impacted by various sales adjustments.
Omeclamox-Pak had no sales for the six months ended June 30, 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization. We are in discussions about the resumption of packaging the product.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a $0.1 million increase in the product's year to date revenue for the six months ended June 30, 2023, when compared to the prior year period as a result of increased sales of our Authorized Generic and a decrease in expired product returns in 2023.
Caldolor revenue was $2.2 million for the first two quarters of 2023, at the same level as 2022.
Other revenue was $1.5 million for the six months ended June 30, 2023, representing a $0.7 million increase from the same period in 2022, as a result of two milestone payments recognized in 2023.
Cost of products sold. Cost of products sold for the first six months of 2023 were $2.8 million, a decrease of $1.5 million compared to the same period last year due to the availability of new lower cost inventory and fewer inventory write downs.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2023, decreased $0.2 million compared to the prior year period. This decline is primarily attributable to the timing of spending.
Research and development. Research and development costs were $2.6 million for the first six months of 2023 compared to $3.6 million for the same period last year. A portion of our research and development costs is variable based on the number of trials, study sites, cost of the per patient study protocol and patients involved in the development of our new product candidates. We continue to fund our ongoing clinical initiatives associated with our pipeline product candidates. In addition, 2023 R&D costs declined by $0.9 million due to reduced FDA fees.
General and administrative. General and administrative expense for the six months ended June 30, 2023, increased to $4.9 million compared to $4.5 million during the six months ended June 30, 2022. In 2023, we experienced an increase in deferred compensation and hiring expenses.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Six months ended June 30,
	2023	2022
Net revenue (1)	$4,996,013	$4,248,255
Cost of products sold (2)	517,313	1,329,480
Royalty and operating expenses	1,116,627	663,360
Vibativ contribution	$3,362,073	$2,255,415
(1) 2023 net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$48,754,498
Cost of products sold (2)	16,242,420
Royalty and operating expenses	7,653,817
Vibativ contribution	$24,858,261
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Six months ended June 30,
	2023	2022
Net revenue	$3,803,759	$7,045,758
Cost of products sold (1)	571,306	748,836
Royalty and operating expenses	1,822,804	1,903,022
Sancuso contribution	$1,409,649	$4,393,900
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$17,359,362
Cost of products sold (1)	2,114,906
Royalty and operating expenses	6,024,830
Sancuso contribution	$9,219,626
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2023, and six months ended June 30, 2022, totaled approximately $2.4 million and $3.1 million, respectively. The decrease was attributable to the valuation of Sancuso acquisition completed in December 2022.
Income taxes. Income tax expense for the six months ended June 30, 2023, as a percentage of income (loss) before income taxes, was 1.3% compared to (0.5)% for the six months ended June 30, 2022.
Other income. In 2023, we recognized a $2.8 million refund of FDA fees for the periods of 2022 and 2023 to be used to further our product research efforts.

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
The following table summarizes our liquidity and working capital as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$18,249,086	$19,757,970

Working capital (current assets less current liabilities)	$16,715,046	$17,290,378
Current ratio (multiple of current assets to current liabilities)	1.6	1.6

Revolving line of credit availability	$6,851,875	$3,800,000
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2023 and June 30, 2022:

	Six months ended June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$3,817,152	$2,180,038
Investing activities	(271,261)	(13,714,489)
Financing activities	(5,054,775)	2,710,200
Net increase (decrease) in cash and cash equivalents	$(1,508,884)	$(8,824,251)
The net $1.5 million decrease in cash and cash equivalents for the six months ended June 30, 2023, was primarily attributable to cash used in investing and financing activities. An increase of cash provided by operating activities of $3.8 million was primarily the result of an unfavorable increase in inventory of $0.2 million and the offsetting positive impact from a decrease of accounts receivable of $0.9 million, an increase of net accounts payable and other current liabilities of $0.5 million, an increase of long-term obligations of $0.3 million and the add backs of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $2.6 million. Cash used in investing activities of $0.3 million was the result of additions to property and equipment and intangibles. Financing activities use of cash was $5.1 million and include the repayments on our line of credit of $3.1 million, the $0.3 million in cash used to repurchase shares of our common stock as well as the $1.7 million used for the payment of a Sancuso milestone, plus royalties on sales of Vibativ and Sancuso.
The net $8.8 million decrease in cash and cash equivalents for the six months ended June 30, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by operating and financing activities. Cash provided by operating activities of $2.2 million was primarily the result of a decrease in inventory of $2.9 million, decrease in other assets of $1.2 million and increases in accounts payable and other liabilities of $4.7 million, as well as the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $3.4 million. This was partially offset by accounts receivable increasing by $5.5 million, mainly from the addition of Sancuso sales and the decrease in long-term liabilities of $1.7 million. Cash used in investing activities was the result of the acquisition of Sancuso. Our financing activities included the increase in our line of credit of $4.0 million partially offset by the $0.8 million in cash used to repurchase shares of our common stock as well as the $0.5 million used for the payment of royalties for sales of Vibativ.

Debt Agreement
On September 29, 2022, the Company entered into the Ninth Amendment to the Revolving Credit Loan Agreement with Pinnacle Bank (as amended, the "Pinnacle Agreement") to update the Funded Debt Ratio to mean the ratio of (i) Funded Debt less the amount of Unrestricted Cash in excess of $8,500,000, to (ii) EBITDA, as determined at the end of each fiscal quarter on a rolling four (4) quarter basis. For the quarter ended June 30, 2023, we were in compliance with the Funded Debt Ratio financial covenant.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2023 and 2022, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2023.
The interest rate risk related to borrowings under our line of credit was based on LIBOR plus an interest rate spread. The pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above LIBOR with a minimum LIBOR of 0.90%. The LIBOR rate will no longer be used as of June 30, 2023, at which time the benchmark rate was changed from LIBOR to SOFR. The applicable interest rate under the Pinnacle Agreement was 8.0% at June 30, 2023. As of June 30, 2023, we had $13.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2023 and 2022. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended June 30, 2023, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please see discussion of Melinta Settlement in Part I, Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.
In addition, the information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Our operations are subject to the effects of a rising rate of inflation.
Inflation rates have increased recently to levels not seen in decades. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In addition, the United States Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, and employee availability and wage increases.
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
The following table summarizes the activity, by month, during the three months ended June 30, 2023:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	15,270	$1.96	$3,535,851
May	32,427	1.73	3,479,730
June	51,360	1.66	3,394,220
Total	99,057

Item 6. Exhibits

No.		Description

10.1
Amendment Number 3 to the Amended and Restated 2007 Long-Term Incentive Compensation Plan, incorporated herein by reference to Appendix A of the Company’s Schedule 14A (File No.: 001-33637) as filed with the SEC on March 15, 2023 and approved by the Company's shareholders on April 25, 2023.

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

Cumberland Pharmaceuticals Inc.

Date:	August 11, 2023	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer