Form 10-Q
period 2023-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2023-11-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,255,700 shares of common stock as of November 7, 2023.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,507,965	$19,757,970
Accounts receivable, net	12,620,120	13,163,681
Inventories, net	8,670,548	9,863,581
Prepaid and other current assets	1,971,164	3,084,978
Total current assets	41,769,797	45,870,210
Non-current inventories	8,301,845	7,527,167
Property and equipment, net	377,439	284,039
Intangible assets, net	27,121,070	30,590,678
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,711,155	5,218,403
Other assets	2,555,638	2,520,661
Total assets	$87,750,944	$92,925,158
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,818,045	$10,819,011
Operating lease current liabilities	334,288	172,910
Other current liabilities	16,175,937	17,587,911
Total current liabilities	27,328,270	28,579,832
Revolving line of credit	12,923,125	16,200,000
Operating lease non-current liabilities	5,388,900	4,586,301
Other long-term liabilities	6,455,091	7,585,019
Total liabilities	52,095,386	56,951,152
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,217,926 and 14,366,616 shares issued and outstanding as of September 30, 2023 and December 31, 2022 , respectively	47,185,304	47,474,973
Accumulated deficit	(11,193,755)	(11,208,841)
Total shareholders’ equity	35,991,549	36,266,132
Noncontrolling interests	(335,991)	(292,126)
Total equity	35,655,558	35,974,006
Total liabilities and equity	$87,750,944	$92,925,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	$10,085,926	$11,413,072	$30,199,441	$32,887,269
Costs and expenses:
Cost of products sold	1,765,590	2,224,443	4,536,628	6,468,212
Selling and marketing	4,743,142	4,110,397	13,692,535	13,281,511
Research and development	1,924,768	1,714,254	4,569,476	5,283,083
General and administrative	2,343,855	2,166,118	7,212,731	6,672,442
Amortization	1,175,174	1,486,448	3,563,493	4,609,146
Total costs and expenses	11,952,529	11,701,660	33,574,863	36,314,394
Operating loss	(1,866,603)	(288,588)	(3,375,422)	(3,427,125)
Interest income	98,603	21,602	205,854	52,709
Other income	—	—	2,828,871	—
Other income - settlement	475,000	—	475,000	—
Other income - insurance proceeds	346,800	—	346,800	611,330
Interest expense	(110,081)	(149,340)	(489,069)	(406,539)
Loss before income taxes	(1,056,281)	(416,326)	(7,966)	(3,169,625)
Income tax expense	(6,938)	(6,900)	(20,813)	(20,700)
Net loss	(1,063,219)	(423,226)	(28,779)	(3,190,325)
Net loss at subsidiary attributable to noncontrolling interests	13,921	14,587	43,865	60,813
Net income (loss) attributable to common shareholders	$(1,049,298)	$(408,639)	$15,086	$(3,129,512)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.07)	$(0.03)	$—	$(0.21)
- diluted	$(0.07)	$(0.03)	$—	$(0.21)
Weighted-average shares outstanding
- basic	14,277,229	14,477,478	14,343,560	14,618,975
- diluted	14,277,229	14,477,478	14,521,600	14,618,975

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,779)	$(3,190,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,702,687	4,816,630
Share-based compensation	271,146	320,598
Decrease in non-cash contingent consideration	(1,017,712)	(1,051,908)
Decrease in cash surrender value of life insurance policies over premiums paid	16,357	708,293
Increase in noncash interest expense	11,713	7,608
Life insurance proceeds	(346,800)	(611,330)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	890,361	(8,184,656)
Inventories	418,355	1,338,881
Other current assets and other assets	(439,320)	4,355,396
Accounts payable and other current liabilities	1,903,021	8,778,631
Other long-term liabilities	(327,329)	(2,472,453)
Net cash provided by operating activities	5,053,700	4,815,365
Cash flows from investing activities:
Additions to property and equipment	(232,595)	(255,676)
Settlement of patent litigation	—	21,757
Life insurance policy proceeds received	—	877,597
Cash paid for acquisitions	—	(13,500,000)
Additions to intangible assets	(133,739)	(177,362)
Net cash used in investing activities	(366,334)	(13,033,684)
Cash flows from financing activities:
Borrowings on line of credit	23,775,000	46,700,000
Repayments on line of credit	(27,051,875)	(44,000,000)
Cash payment of contingent consideration	(2,108,933)	(1,117,576)
Repurchase of common shares	(551,563)	(863,383)
Net cash provided by (used in) financing activities	(5,937,371)	719,041
Net decrease in cash and cash equivalents	(1,250,005)	(7,499,278)
Cash and cash equivalents at beginning of period	$19,757,970	$27,040,816
Cash and cash equivalents at end of period	$18,507,965	$19,541,538
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Share-based compensation	162,155	159,901	—	—	159,901
Repurchase of common shares	(174,149)	(566,043)	—	—	(566,043)
Net loss	—	—	(1,385,253)	(17,180)	(1,402,433)
Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403

Balance, March 31, 2022	14,730,760	$48,046,764	$(7,023,853)	$(229,508)	$40,793,403
Share-based compensation	2,250	(27,753)	—	—	(27,753)
Repurchase of common shares	(83,317)	(196,692)	—	—	(196,692)
Net loss	—	—	(1,335,620)	(29,046)	(1,364,666)
Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292

Balance, June 30, 2022	14,649,693	$47,822,319	$(8,359,473)	$(258,554)	$39,204,292
Share-based compensation	—	188,449	—	—	188,449
Repurchase of common shares	(33,110)	(78,793)	—	—	(78,793)
Net loss	—	—	(408,639)	(14,587)	(423,226)
Balance, September 30, 2022	14,616,583	$47,931,975	$(8,768,112)	$(273,141)	$38,890,722

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487
Share-based compensation		97,877	—	—	97,877
Repurchase of common shares	(99,057)	(171,616)	—	—	(171,616)
Net income (loss)	—	—	872,200	(10,046)	862,154
Balance, June 30, 2023	14,330,990	$47,303,429	$(10,144,457)	$(322,070)	$36,836,902

Balance, June 30, 2023	14,330,990	$47,303,429	$(10,144,457)	$(322,070)	$36,836,902
Share-based compensation	3,500	83,112	—	—	83,112
Repurchase of common shares	(116,564)	(201,237)	—	—	(201,237)
Net loss	—	—	(1,049,298)	(13,921)	(1,063,219)
Balance, September 30, 2023	14,217,926	$47,185,304	$(11,193,755)	$(335,991)	$35,655,558

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. We are dedicated to our mission of working together to provide unique products that improve the quality of patient care.
Our primary markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, oncology and field sales forces in the United States. We have also established international partnerships and are continuing to build a network of companies outside the U.S. to register and provide our medicines to patients in their countries.
Cumberland’s growth strategy involves maximizing the success of our existing brands, while continuing to add differentiated products. We have built our portfolio of FDA approved products through both development and acquisition. Additionally, we look for opportunities to expand our products into new patient populations through clinical trials, improved presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address poorly met medical needs.
The Company’s products are manufactured by third parties, which are overseen by our quality control and manufacturing professionals. We work closely with our warehousing and distribution partners to make our products available in the U.S.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2022, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

Accounting Policies:
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company's most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory and (3) valuation of contingent consideration liabilities associated with business combinations.
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
Trade and Note Receivables Policy
Management performed a scoping exercise to ensure completeness over the application of Current Expected Credit Losses (CECL) across the various financial instruments including trade and note receivables. CECL is applicable to all financial assets measured at amortized cost. The authoritative guidance requires that all financial instruments should be evaluated, including cash equivalents such as 3-month T-Bills, even if the expected loss is determined to be zero, or materially zero. All bank balances are maintained in cash or money market funds. Therefore for the Company, this principally relates to trade receivables and two notes receivable. CECL also requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics of Accounting Standards Codification ("ASC") (326-20-55-5):
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(1,049,298)	$(408,639)
Denominator:
Weighted-average shares outstanding – basic	14,277,229	14,477,478
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,277,229	14,477,478

	Nine months ended September 30,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$15,086	$(3,129,512)
Denominator:
Weighted-average shares outstanding – basic	14,343,560	14,618,975
Dilutive effect of other securities	178,040	—
Weighted-average shares outstanding – diluted	14,521,600	14,618,975

As of September 30, 2023 and 2022, restricted stock awards and options to purchase 440,389 and 233,750 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Products:
Kristalose	$3,887,476	$3,903,305	$12,313,321	$11,418,673
Sancuso	1,933,222	3,960,652	5,736,981	10,756,411
Vibativ	2,789,579	1,909,750	6,785,592	6,008,005
Caldolor	1,155,509	921,811	3,316,866	3,075,355
Acetadote	120,052	99,792	440,071	337,685
Vaprisol	—	(436)	39,866	(252,059)
Omeclamox-Pak	23,288	35,600	28,832	31,925
RediTrex	(122,556)	85,809	(254,108)	238,712
Other revenue	299,356	496,789	1,792,020	1,272,562
Total net revenues	$10,085,926	$11,413,072	$30,199,441	$32,887,269
The Omeclamox-Pak net revenue for the third quarter of 2023 was impacted by our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. They are under new management and we are awaiting a potential resumption of supply. For the three and nine months ended September 30, 2023 and 2022, the amounts noted resulted from normal adjustments by channel partners.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved by the manufacturer, we will then resubmit our application for their facility to the FDA for approval. For the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, net revenue was impacted by product return and accrual adjustments.
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
In the second quarter of 2023, the Company received $1.0 million relating to a litigation settlement based on two $500,000 milestone payments due to us for the license associated with our Vibativ product that is included in other revenue for the nine months ended September 30, 2023.
Other revenues include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $0.3 million for the nine months ended September 30, 2023 and 2022.

Other revenues also include lease income generated by CET’s Life Sciences Center. It is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million for the nine months ended September 30, 2023 and 2022.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2023, there were no cumulative obsolescence and discontinuance losses necessary. At December 31, 2022, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.5 million.
The Company purchases the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory. As part of the Vibativ acquisition, the Company acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition.
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At September 30, 2023 and December 31, 2022, total non-current inventory was $8.3 million and $7.5 million, respectively. It included Vibativ finished goods of $1.3 million, Vibativ raw materials of $4.3 million, Kristalose raw materials of $1.5 million, Vaprisol raw materials of $0.9 million and ifetroban raw materials of $0.2 million. At December 31, 2022, the Company's non-current inventory included Vibativ raw materials of $7.1 million and ifetroban raw materials of $0.3 million and finished goods of $0.1 million.
At September 30, 2023 and December 31, 2022, the Company's net inventories consisted of the following:

	September 30, 2023	December 31, 2022

Raw materials and work in process	$12,052,652	$12,899,659
Consigned inventory	191,957	168,923
Finished goods	4,727,784	4,322,166
Total inventories	16,972,393	17,390,748
less non-current inventories	(8,301,845)	(7,527,167)
Total inventories classified as current	$8,670,548	$9,863,581

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
The Company is responsible for paying rent to the Landlord under the Lease beginning three months after the commencement date. The Company pays a base rent of $33.06 per square foot of rentable space with a gradual rental rate increase of 2.5% for each year thereafter of the prior year's base rental. In addition to the monthly base rent, the Company is responsible for its percentage share of the operating expenses of the building. The Lease also provided for a tenant improvement allowance which we used to build out the space.

In addition, the Company's operating leases also include the lease of approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee by CET, our majority-owned subsidiary, where it operates the CET Life Sciences Center. This laboratory and office space at CET is leased through April 2028. The Company also subleases a portion of the space under this lease.
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at January 1, 2019 and October 25, 2022. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. The weighted-average remaining lease term for the Broadwest and CET leases is 10.6 years at September 30, 2023. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 9.28% for the Broadwest lease and 9.9% for the remaining CET lease. Also included as a right-of-use asset is an embedded lease of $0.8 million related to our new manufacturer for Vaprisol.
Lease Position
At September 30, 2023 and December 31, 2022, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$6,711,155	$5,218,403

Lease Liabilities	September 30, 2023	December 31, 2022
Operating lease current liabilities	$334,288	$172,910

Operating lease noncurrent liabilities	5,388,900	4,586,301
Total	$5,723,188	$4,759,211
As of September 30, 2023, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $1.7 million and will be paid through the leases ending in April 2028. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2023	Operating Leases
2023	212,656
2024	863,320
2025	836,100
2026	909,911
2027	934,180
After 2027	5,588,192
Total lease payments	9,344,359
Less: Interest	3,621,171
Present value of lease liabilities	$5,723,188
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Rent expense	$244,305	$239,647	$765,455	$861,398

Sublease income	$155,025	$128,395	$400,524	$424,632

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2023 and September 30, 2022, the Company repurchased 302,450 shares and 290,576 shares of common stock for approximately $0.6 million and $0.8 million, respectively. At September 30, 2023, approximately $3.2 million was available for the repurchase of common shares under this program.
Share purchases and sales
In the Company's May 2023 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. These purchases began in August 2023 and as of September 30, 2023, a total of 14,731 shares have been purchased through these trading plans.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2020, which was declared effective in January 2021. On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company intends to continue an ATM feature through B. Riley FBR, Inc. that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the nine months ended September 30, 2023 or September 30, 2022.
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2023 and September 30, 2022, the Company issued 34,250 shares and 65,225 shares of restricted stock, respectively, to employees, advisors and directors. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2023 and 2022, the Company also issued 192,550 and 172,300 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are set to expire in 2033 and 2032, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the nine months ended September 30, 2023, we recorded a credit of $0.05 million to stock compensation expense related to the forfeiture of unvested restricted stock awards.
New Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
As of September 30, 2023 and December 31, 2022, the Company had $12.9 million and $16.2 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 8.25% at September 30, 2023.

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
(7) INCOME TAXES
As of September 30, 2023, the Company has approximately $53.2 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
(8) OTHER INCOME
Cumberland recorded a total of $3.7 million as other income in the first nine months of 2023. In March 2023, the Company was granted a barrier-to-innovation waiver from the FDA for certain fiscal year 2022 prescription drug fees resulting in a refund of $1.8 million. In June 2023, the Company was granted another waiver from the FDA for the fiscal year 2023 fees in the amount of $1.0 million. Both of these refunds were paid by the FDA in second quarter of 2023. In the third quarter of 2023, the Company recorded a $0.5 million settlement relating to a manufacturing dispute as well as life insurance proceeds of $0.3 million.
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

(11) PRODUCT ACQUISITIONS AND RETURN OF PRODUCT RIGHTS
Vibativ
During November 2018, the Company executed an agreement with Theravance Biopharma ("Theravance") to acquire the assets and global rights to Vibativ including responsibility for the marketing, distribution, manufacturing and regulatory activities associated with the brand. Vibativ is a patented, FDA approved injectable anti-infective for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia and complicated skin and skin structure infections. It addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Cumberland accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20 million at the closing of the transaction and a $5 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay royalties of up to 20% of on-going net sales of the product in the U.S. after a $2.5 million threshold is met. The future royalty payments were recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2022	$4,154,823
Cash payment of royalty during the period	(537,623)
Change in fair value of contingent consideration included in operating expenses	(127,310)
Contingent consideration earned and accrued in operating expenses	762,405
Balance at September 30, 2023	$4,252,295

The contingent consideration liability of $4.3 million was accounted for as $1.8 million of other current liabilities and $2.5 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. The product’s FDA registration was subsequently transferred from Kyowa Kirin to Cumberland in August 2023.
Cumberland has also accounted for this transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The agreement called for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. In March 2023, Cumberland made a $1.0 million milestone payment to Kwoya Kirin based on the FDA approval of a manufacturing site for the product. In October 2023, Cumberland made a $0.5 million milestone payment based on the successful transfer of the product’s FDA registration from Kyowa Kirin to Cumberland.
The remaining $2 million in milestones are tied to achievement of certain annual sales levels for the product.

In addition, Cumberland has agreed to pay a royalty of up to 10% of on-going net sales of Sancuso. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland has prepared a valuation of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The acquisition was funded by cash and the Company's revolving credit facility. The fair value for the assets and liabilities assumed were as follows: prepaid expenses of $1.8 million, inventory of $2.6 million, goodwill of $0.03 million, intangible assets of $14.1 million, milestone payable of $1.7 million and contingent liability of $3.4 million.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2022	$4,757,000
Cash payment of milestones and royalty during the period	(1,571,310)
Change in fair value of contingent consideration included in operating expenses	(890,402)
Contingent consideration earned and accrued in operating expenses	545,712
Balance at September 30, 2023	$2,841,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $2.8 million was accounted for as $1.8 million of current liabilities and $1.1 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2023.
RediTrex
In November 2016, the Company announced an agreement with the Nordic Group B.V. ("Nordic") to acquire the exclusive U.S. rights to Nordic’s injectable methotrexate product line designed for the treatment of active rheumatoid arthritis, juvenile idiopathic arthritis, severe psoriatic arthritis and severe disabling psoriasis.
As consideration for the license, Cumberland paid a deposit of $100,000 at closing. The Company then provided $0.9 million in consideration through a grant of 180,000 restricted shares of Cumberland common stock to be vested upon the FDA approval of the first Nordic product. Cumberland also agreed to provide Nordic a series of payments tied to the products’ FDA approval, launch and achievement of certain sales milestones. Under the terms of the agreement, Cumberland was responsible for the product registration and commercialization in the U.S., while Nordic was responsible for product manufacturing and supply.
On November 27, 2019, Cumberland received FDA approval for the first Nordic injectable product line and authorization to market them under the RediTrex brand name. The 180,000 shares of restricted Cumberland common stock previously provided to Nordic vested upon approval and were valued at $0.9 million on the vesting date. The FDA approval also resulted in a $1.0 million milestone payment due to Nordic. During December 2020, Cumberland introduced RediTrex and the launch that took place in late 2021 resulting in a $1.0 million milestone payment due to Nordic.
However, Cumberland encountered difficulties in introducing RediTrex to a new customer base and in achieving the needed managed care coverage due to market conditions during the pandemic. On July 12, 2022, the Company entered into an amendment to the agreement with Nordic returning all rights to them including the trademark and market authorization effective June 30, 2023. Cumberland then continued to distribute and support the product through June 30, 2023. In accordance with the terms of the amendment, Nordic has returned the 180,000 restricted Cumberland shares previously issued to Nordic, which were cancelled, refunded to Cumberland the milestone payment of $1.0 million associated with the brand's U.S. approval and issued a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment associated with the launch of the product line. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

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

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. We are dedicated to our mission of working together to provide unique products that improve the quality of patient care.
Our primary markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, oncology and field sales forces in the United States. We have also established international partnerships and are continuing to build a network of companies outside the U.S. to register and provide our medicines to patients in their countries.
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidates for patients with cardiomyopathy associated with 1) Duchenne Muscular Dystrophy (“DMD”), a fatal, genetic neuromuscular disease and 2) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs. In June 2023, we received FDA clearance to proceed directly to a Phase II study for patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. We are now entering into agreements with medical centers around the country and look forward to initiating the trial.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the success of our existing brands while continuing to add differentiated products. We have built our portfolio of FDA approved products through both development and acquisition. We are also continuing to establish international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our products into new patient populations through clinical trials, improved presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed products, as well as late-stage development product candidates in our target medical specialties. Our clinical team is developing a pipeline of new product candidates to address poorly met medical needs.
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
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire products or late-stage development product candidates to continue to build a portfolio of complementary brands. We focus on under-promoted, FDA-approved drugs as well as late-stage development products that can improve patient care. We will continue to target product acquisition candidates that are competitively differentiated, have valuable intellectual property or other protective features, and allow us to leverage our existing infrastructure. Our acquisitions of Vibativ and Sancuso are examples of the implementation of this strategy.
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

RECENT DEVELOPMENTS
New Vibativ Pediatric Study Publication
In October 2023, we announced a new publication in Antimicrobial Agents and Chemotherapy detailing the results of the first clinical study investigating the safety and pharmacokinetics of our Vibativ injection in children 2 to 17 years of age. Vibativ is an intravenous antibiotic approved by the FDA for the treatment of hospital-acquired and ventilator-associated bacterial pneumonia as well as complicated skin and skin structure infections caused by certain gram-positive bacteria in adults. This is the first reported study evaluating Vibativ in pediatric patients.
Antimicrobial resistance poses a significant challenge in the treatment of bacterial infections, necessitating the development of new antibiotic therapies. The results of this study suggest that a single dose of Vibativ is safe in children and they experience reduced exposure to Vibativ, compared with the same body weight-based dosing in adults.
New Bank Credit Facility
On September 5, 2023, Cumberland entered into a new Revolving Credit Loan Agreement with Pinnacle Bank for a three-year term. The agreement provides for an aggregate principal funding amount of up to $25 million. It provides an initial revolving credit line with $20 million of availability, and the ability of Cumberland to increase the amount to $25 million under certain conditions. The interest rate is based on Benchmark (Term SOFR), plus a spread of 2.75%, and is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis.
Federal NOPAIN Act
We announced in April 2023 that we expect that our Caldolor injection product will be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.
The NOPAIN Act requires Medicare to provide separate reimbursement for non-opioid products that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. The NOPAIN Act applies, in part, to products that are indicated to provide analgesia without acting upon the body’s opioid receptors. As a result, we expect that the NOPAIN Act will affect Medicare reimbursement for Caldolor, our non-opioid analgesic injection product.
The reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025 and January 1, 2028. It is anticipated that in 2024, the Centers for Medicare & Medicaid Services (CMS) will issue regulations implementing the NOPAIN Act and detailing the conditions for, and amount of, the separate reimbursement.
In the Medicare Hospital Outpatient Prospective Payment System Proposed Rule, the CMS requested that manufacturers with potentially applicable non-opioid products submit comments and supporting clinical evidence regarding products that should be eligible for separate payment. We submitted a comment letter along with the requisite clinical information to the CMS in September 2023 explaining why Caldolor should be included and separately reimbursed.
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
In June 2023, we presented results from an interim analysis for the FIGHT DMDTM trial at the 29th annual Parent Project Muscular Dystrophy Conference in Dallas, Texas. The interim analysis was conducted on data from 25 patients with DMD who completed six of the 12 total months of treatment and assessments. Both doses of ifetroban were reported well tolerated in DMD participants ages 7 years of age or older. There was also a positive trend in leg muscle strength, but no statistically significant differences have been identified at this point.
In May 2023, we announced that the FDA has cleared the Investigational New Drug Application for a Phase II study in patients with Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. As a result, we are initiating our FIGHTING FIBROSIS trial designed to enroll 128 patients in over 20 medical centers of excellence across the U.S. This Phase II clinical trial will study the safety, tolerability and efficacy of oral ifetroban in patients with IPF. Recent studies have shown ifetroban can both prevent and enhance resolution of lung fibrosis in multiple preclinical models.
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
Sancuso Acquisition and Approval of New Manufacturing Plant
In early 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. Sancuso is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment. We assumed commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities – early last year and, as of September 2023, have fully completed the transition of Sancuso to Cumberland. In late 2022, the FDA approved moving the product’s manufacturer to a new facility, and the production of supplies for Cumberland at that plant is planned for the fourth quarter of 2023.
In June 2023, we launched an expanded oncology sales division comprised of both field-based and inside sales personnel to feature the product.

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
Also in 2022, we entered into an agreement with D.B. Pharm to register and commercialize our Vibativ product in South Korea. D.B. Pharm also distributes our Caldolor product in South Korea. They filed for the approval of Vibativ in November 2022 and we have been supporting their efforts through the review process of their application there.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with the review of that submission. They are working toward the approval and believe that there is significant potential for Vibativ in their country.
Vaprisol Supply Update
Demand for our Vaprisol product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing partner, Nephron Pharmaceuticals (“Nephron”), is working with the FDA to address several Form 483 and warning letter issues in a timely manner.
Meanwhile, we are working with Nephron to provide interim supplies of a special compounded conivaptan product to the market in support of critically ill patients. The companies will share in the sales of this compounded product, which is expected to be manufactured and released in the fourth quarter of 2023. We then expect to file for the approval to manufacture branded Vaprisol once all FDA issues at the Nephron site are resolved.
SEC Settlement
On September 27, 2023, the U.S. Securities and Exchange Commission (the “SEC”) finalized the settlement of an administrative proceeding involving certain instances where some directors and officers of the Company were late in filing public reports regarding changes in their stock ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the Company did not make the needed disclosure concerning these late filings in its Annual Report on Form 10-K as outlined in Item 405 of Regulation S-K. Without admitting or denying the allegations, the Company agreed to pay a $200,000 civil penalty to the SEC and to commit to the timely filing of such needed disclosures in the future. The Company does not expect this matter to materially impact its business or operations.
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
Summary
We remain committed to our mission of working together to provide unique products that improve the quality of patient care.
To fulfill this mission we are building a portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges while our team remains responsive to the evolving market. We are prepared for and look forward to future opportunities to carry out our mission throughout the remainder of the year.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022	Change
Net revenues	$10,085,926	$11,413,072	$(1,327,146)
Costs and expenses:
Cost of products sold	1,765,590	2,224,443	(458,853)
Selling and marketing	4,743,142	4,110,397	632,745
Research and development	1,924,768	1,714,254	210,514
General and administrative	2,343,855	2,166,118	177,737
Amortization	1,175,174	1,486,448	(311,274)
Total costs and expenses	11,952,529	11,701,660	250,869
Operating loss	(1,866,603)	(288,588)	(1,578,015)
Interest income	98,603	21,602	77,001
Other income - settlement	475,000	—	475,000
Other income - insurance proceeds	346,800	—	346,800
Interest expense	(110,081)	(149,340)	39,259
Loss before income taxes	(1,056,281)	(416,326)	(639,955)
Income tax expense	(6,938)	(6,900)	(38)
Net loss	$(1,063,219)	$(423,226)	$(639,993)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2023	2022	Change
Products:
Kristalose	$3,887,476	$3,903,305	$(15,829)
Sancuso	1,933,222	3,960,652	(2,027,430)
Vibativ	2,789,579	1,909,750	879,829
Caldolor	1,155,509	921,811	233,698
Acetadote	120,052	99,792	20,260
Vaprisol	—	(436)	436
Omeclamox-Pak	23,288	35,600	(12,312)
RediTrex	(122,556)	85,809	(208,365)
Other revenue	299,356	496,789	(197,433)
Total net revenues	$10,085,926	$11,413,072	$(1,327,146)
Net revenues. Net revenues for the three months ended September 30, 2023, were $10.1 million compared to $11.4 million for the three months ended September 30, 2022. As noted in the table above, net revenue increased during the quarter for three of our marketed products: Vibativ, Caldolor and Acetadote.
Kristalose revenue of $3.9 million for the third quarter of 2023, ended the quarter at the same level as the prior year period.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the third quarter of 2023, there was an increase of $0.02 million in the product's revenue when compared to the prior year period due to an increase in shipments.
There was no Vaprisol revenue for the third quarter of 2023 as Cumberland is currently out of inventory of the product. We await FDA approval on a new manufacturer.

Caldolor revenue was $1.2 million for the third quarter of 2023, which was $0.2 million higher than the third quarter of 2022 primarily due to increased international shipments.
Vibativ revenue was $2.8 million for the three months ended September 30, 2023, an increase of $0.9 million from the same prior year period. The increase in net revenue of the product was the result of successful implementation of a series of new initiatives in support of the brand as well as a decline in product returns.
Sancuso revenue was $1.9 million for the third quarter of 2023, compared to $4.0 million for the third quarter of 2022. The decline resulted primarily from deductions from sales including managed care rebates.
Omeclamox-Pak had no sales for the third quarter of 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties in 2020. Net revenue for the three months ended September 30, 2023, reflects sales deduction adjustments.
There were no RediTrex sales in the third quarter of 2023, as Cumberland concluded our distribution of the product effective June 30, 2023. Net revenue for the three months ended September 30, 2023, reflects sales deduction adjustments.
Other revenue was $0.3 million for the three months ended September 30, 2023, compared to $0.5 million for the three months ended September 30, 2022.
Cost of products sold. Cost of products sold for the third quarter of 2023 and 2022 were $1.8 million and $2.2 million, respectively. Cost of products sold, as a percentage of net revenues, were 17.5% during the three months ended September 30, 2023, compared to 19.5% during the three months ended September 30, 2022. The improvement in cost of products sold is primarily due to the availability of new lower cost inventory and less inventory write-downs.
Selling and marketing. Selling and marketing expense for the third quarter of 2023 increased $0.6 million compared to the same period last year. This increase is primarily attributable to the timing of the expenditures.
Research and development. Research and development costs for the third quarter of 2023 and 2022 were $1.9 million and $1.7 million, respectively. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs. The larger research and development costs for the third quarter of 2023 resulted from an increase in these study costs.
General and administrative. General and administrative expense for the third quarter of 2023 was $2.3 million compared to $2.2 million for the same period in 2022. The increase was primarily due to the settlement of an administrative proceeding with the U.S. SEC.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2023	2022
Net revenue	$2,789,579	$1,909,750
Cost of products sold (1)	563,688	1,103,581
Royalty and operating expenses	621,941	(179,303)
Vibativ contribution	$1,603,950	$985,472
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended September 30,
	2023	2022
Net revenue	$1,933,222	$4,060,652
Cost of products sold (1)	314,735	388,535
Royalty and operating expenses	792,654	1,024,014
Sancuso contribution	$825,833	$2,648,103
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2023 and 2022, totaled approximately $1.2 million and $1.5 million, respectively. The decline in amortization expense resulted from adjustments to the useful life of Sancuso as determined by the valuation of the product in December 2022.
Income taxes. Income tax expense for the three months ended September 30, 2023, was comparable to the income tax expense for the three months ended September 30, 2022.
As of September 30, 2023, we had approximately $53.2 million in federal net operating loss carryforwards including approximately $44 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2023 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
Other income. In the third quarter of 2023, we recognized a gain of $0.5 million to settle a manufacturing dispute and a $0.3 million for a payout earned on a company owned insurance policy.

RESULTS OF OPERATIONS
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Change
Net revenues	$30,199,441	$32,887,269	$(2,687,828)
Costs and expenses:
Cost of products sold	4,536,628	6,468,212	(1,931,584)
Selling and marketing	13,692,535	13,281,511	411,024
Research and development	4,569,476	5,283,083	(713,607)
General and administrative	7,212,731	6,672,442	540,289
Amortization	3,563,493	4,609,146	(1,045,653)
Total costs and expenses	33,574,863	36,314,394	(2,739,531)
Operating loss	(3,375,422)	(3,427,125)	51,703
Interest income	205,854	52,709	153,145
Other income	2,828,871	—	2,828,871
Other income - settlement	475,000	—	475,000
Other income - insurance proceeds	346,800	611,330	(264,530)
Interest expense	(489,069)	(406,539)	(82,530)
Loss before income taxes	(7,966)	(3,169,625)	3,161,659
Income tax expense	(20,813)	(20,700)	(113)
Net loss	$(28,779)	$(3,190,325)	$3,161,546

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2023	2022	Change
Products:
Kristalose	$12,313,321	$11,418,673	$894,648
Sancuso	5,736,981	10,756,411	(5,019,430)
Vibativ	6,785,592	6,008,005	777,587
Caldolor	3,316,866	3,075,355	241,511
Vaprisol	39,866	(252,059)	291,925
Acetadote	440,071	337,685	102,386
Omeclamox-Pak	28,832	31,925	(3,093)
RediTrex	(254,108)	238,712	(492,820)
Other revenue	1,792,020	1,272,562	519,458
Total net revenues	$30,199,441	$32,887,269	$(2,687,828)
Net revenues. Net revenues for the nine months ended September 30, 2023, were $30.2 million compared to $32.9 million for the nine months ended September 30, 2022, a decrease of $2.7 million.
Kristalose revenue was $12.3 million during the first nine months of 2023, compared to $11.4 million for the prior year period. Revenue increased due to an overall increase in units shipped during 2023.
Sancuso revenue was $5.7 million for the nine months ended September 30, 2023, compared to $10.8 million for the same period last year. The decline resulted primarily from deductions from sales including product returns and managed care rebates.

Vibativ revenue was $6.8 million for the nine months ended September 30, 2023, compared to $6.0 million for the same period last year. The increase in net revenue of the product was the result of successful implementation of a series of new initiatives in support of the brand as well as a decline in product returns.
There was no Vaprisol revenue for the first nine months of 2023 as Cumberland is currently out of commercial inventory of the product. Net revenue was positively impacted by various sales adjustments.
Omeclamox-Pak had no sales for the nine months ended September 30, 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. There was a $0.1 million increase in the product's revenue for the nine months ended September 30, 2023, when compared to the prior year period as a result of a decrease in product returns in 2023.
Caldolor revenue was $3.3 million for the first three quarters of 2023, a $0.2 million increase over 2022. Higher international revenue is driving the increase.
Other revenue was $1.8 million for the nine months ended September 30, 2023, representing a $0.5 million increase from the same period in 2022, as a result of two milestone payments recognized in 2023.
Cost of products sold. Cost of products sold for the first nine months of 2023 were $4.5 million, a decrease of $1.9 million compared to the same period last year due to the availability of new lower cost inventory and fewer inventory write downs.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2023, increased $0.4 million compared to the prior year period. This increase is primarily attributable to the timing of the expenditures.
Research and development. Research and development costs were $4.6 million for the first nine months of 2023 compared to $5.3 million for the same period last year. The primary reason for this decline is $0.7 million in reduced FDA fees. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. General and administrative expense for the nine months ended September 30, 2023, increased to $7.2 million compared to $6.7 million during the nine months ended September 30, 2022. In 2023, we experienced an increase in deferred compensation, hiring expenses and the settlement of an administrative proceeding with the U.S. SEC.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2023	2022
Net revenue (1)	$7,785,592	$6,158,005
Cost of products sold (2)	1,081,001	2,433,061
Royalty and operating expenses	1,738,568	484,057
Vibativ contribution	$4,966,023	$3,240,887
(1) 2023 net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$51,544,077
Cost of products sold (2)	16,806,108
Royalty and operating expenses	8,275,758
Vibativ contribution	$26,462,211
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Nine months ended September 30,
	2023	2022
Net revenue	$5,736,981	$11,106,411
Cost of products sold (1)	886,041	1,134,670
Royalty and operating expenses	2,183,209	3,135,140
Sancuso contribution	$2,667,731	$6,836,601
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$19,292,584
Cost of products sold (1)	2,429,641
Royalty and operating expenses	6,385,235
Sancuso contribution	$10,477,708
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2023, and nine months ended September 30, 2022, totaled approximately $3.6 million and $4.6 million, respectively. The decrease was attributable to the valuation of the Sancuso acquisition completed in December 2022.
Income taxes. Income tax expense for the nine months ended September 30, 2023, was $0.02 million, similar to the income tax expense recognized for the nine months ended September 30, 2022.
Other income. In 2023, we recognized a $2.8 million refund of FDA fees for the periods of 2022 and 2023 to further the development of our new product candidates. We recognized a gain of $0.5 million in the third quarter of 2023 associated with a manufacturing dispute settlement as well as expected proceeds of $0.3 million for a payout associated with a company owned insurance policy.

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
The following table summarizes our liquidity and working capital as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$18,507,965	$19,757,970

Working capital (current assets less current liabilities)	$14,441,527	$17,290,378
Current ratio (multiple of current assets to current liabilities)	1.5	1.6

Revolving line of credit availability	$7,076,875	$3,800,000
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2023 and September 30, 2022:

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$5,053,700	$4,815,365
Investing activities	(366,334)	(13,033,684)
Financing activities	(5,937,371)	719,041
Net increase (decrease) in cash and cash equivalents	$(1,250,005)	$(7,499,278)
The net $1.3 million decrease in cash and cash equivalents for the nine months ended September 30, 2023, was primarily attributable to cash used in investing and financing activities partially offset by cash provided by operating activities.
Cash provided by operating activities totaled $5.1 million for the nine months ended September 30, 2023, primarily the result of the add backs of non-cash expenses including depreciation, amortization and share-based compensation expense totaling $4.0 million. It also resulted from a decrease of accounts receivable of $0.9 million, a decrease in inventory of $0.4 million and an increase of net accounts payable and other current liabilities of $1.9 million. It was partially offset by a decrease in non-cash contingent consideration of $1.0 million, an increase in other assets of $0.4 million and a decrease of $0.3 million in other long-term liabilities.
Cash used in investing activities of $0.4 million for the nine months ended September 30, 2023, was the result of additions to property and equipment and intangibles.
Financing activities use of cash totaled $5.9 million for the nine months ended September 30, 2023, and included the repayments on our line of credit of $3.3 million, the $0.6 million in cash used to repurchase shares of our common stock and the $2.1 million used for the payment of a Sancuso milestone, plus royalties on sales of Vibativ and Sancuso.
The $7.5 million decrease in cash and cash equivalents for the nine months ending September 30, 2022, was primarily attributable to cash used in investing and partially offset by cash provided by operating and financing activities.
Cash provided by operating activities totaled $4.8 million for the nine months ending September 30, 2022, primarily the result of the add back of non-cash expenses of depreciation, amortization and share-based compensation expense totaling $5.1 million. It also resulted from decreases in inventory of $1.3 million, decrease in other assets of $4.4 million and increases in accounts payable and other liabilities of $8.8 million. This was partially offset by accounts receivable increasing by $8.2 million, mainly from the addition of Sancuso sales, and the decrease in long-term liabilities of $2.5 million.
Cash used in investing activities for the nine months ending September 30, 2022, was the result of the acquisition of Sancuso.
Our financing activities for the nine months ending September 30, 2022, included the increase in our line of credit of $2.7 million partially offset by the $0.9 million in cash used to repurchase shares of our common stock as well as the $1.1 million used for the payment of royalties for sales of Vibativ and Sancuso.

Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2023 and 2022, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2023.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 8.25% at September 30, 2023. As of September 30, 2023, we had $12.9 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2023 and 2022. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended September 30, 2023, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please see discussion of SEC Settlement in Part I, Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.
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
Inflation rates have increased recently to levels not seen in decades. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In addition, the United States Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19, the ongoing conflicts in Eastern Europe and the Middle East, and employee availability and wage increases.
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
The following table summarizes the activity, by month, during the three months ended September 30, 2023:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs	Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	29,132	$1.56	$3,348,711
August	53,518	1.68	3,258,885
September	33,914	1.94	3,192,982
Total	116,564

Item 6. Exhibits

No.		Description

10.1
Revolving Credit Loan Agreement, dated as of September 5, 2023, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.: 001-33637) as filed with the SEC on September 6, 2023.

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

Cumberland Pharmaceuticals Inc.

Date:	November 13, 2023	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer