Form 10-K
period 2023-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2024-03-13
CIK 1087294

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 was $12,061,328. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 8, 2024 was 14,176,529.
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
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2024 annual meeting of shareholders.

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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
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

New Mission
During the year we took a fresh look at our mission statement and refined it to better capture the spirit of what we do each day at Cumberland. Our mission is now: working together to provide unique products that improve the quality of patient care.
In designing this statement, we considered several factors.
First, we wanted our mission to address the constituencies we serve, which include patients in need of care, as well as health care providers, our employees, shareholders, partners and community.
We also sought to reflect Cumberland’s culture, where teamwork is prized, emphasized and expected – in order to achieve our goals.
Next, it needed to demonstrate our focus on developing, acquiring and distributing differentiated brands.
And finally, we wanted to emphasize that the patient is at the core of everything we do. Our collective efforts are directed at providing unique products that serve as better alternatives for poorly met medical needs.
Sustainability Metrics
We issued our inaugural Sustainability Report in 2019, detailing Cumberland’s activities pertaining to our environmental, social and governance matters, and we remain committed to sustainability and to maintaining transparency of our corporate operations. As one of the largest biopharmaceutical companies founded and headquartered in the Mid-South, we hold ourselves to the highest standards of ethical practices and understand the importance of recognizing and addressing our impact on our constituents, our community and the environment.
Our 2023 sustainability metrics reveal that during that year we provided 3 million patient doses of our products, while safely disposing of nearly 6,000 pounds of expired and damaged products. We had no product recalls and no clinical trials terminated due to failure to practice good clinical standards.
In 2023, we also highlighted our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported that women represented 44% of Cumberland’s workforce – and 15% of our employees were minorities.
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

PRODUCTS

Products	Indication	Status

Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Omeclamox®-Pak	H. pylori Infection and Related Duodenal Ulcer Disease	Approved
Sancuso®	Nausea and Vomiting Associated with Chemotherapy	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Approved
Vibativ®	Serious Bacterial Infections	Marketed
Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of liver toxicity associated with acetaminophen poisoning. Cumberland developed and obtained U.S. FDA approval for Acetadote, and then introduced the product through our hospital sales force.
Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain- relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the U.S., and Acetadote has become a standard of care for treating this potentially life-threatening condition.
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
An Illinois judge issued a final ruling in favor of Cumberland Pharmaceuticals Inc. in a patent case associated with Acetadote. By ruling in Cumberland’s favor, the court upheld the validity of the patent that encompasses our EDTA-free formulation. The court also granted a permanent injunction preventing challengers from marketing a generic version of our proprietary Acetadote product formulation before the expiration of Cumberland’s patent in

August 2025. An Appeals Court affirmed the District Court ruling in the Company’s favor upholding Cumberland’s Acetadote patent and expressly rejected the validity challenge.
During 2023, we continued to distribute our Acetadote brand, however our Authorized Generic product is now distributed through Padagis US LLC (formerly a division of Perrigo Company).
Caldolor®
Caldolor, our intravenous formulation of ibuprofen, was the first injectable product approved in the U.S. for the treatment of both pain and fever. We conducted a series of clinical studies in over 900 adult patients to develop the data to support our FDA submission for the product’s registration. Following a priority review, the FDA approved Caldolor for marketing in the U.S.
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
In early 2018, we completed and filed the application for FDA approval of a next generation Caldolor product featuring an improved presentation and formulation which was approved in January 2019. The new, premixed presentation provides health care professionals a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption. It is provided in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low sodium formulation for injection that is ready to use. It is the first and only FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial for dilution in addition to the ready-to-use bag.
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
In 2023, the FDA approved expanded labeling for Caldolor to include use in infants 3 to 6 months old. The safety and efficacy of Caldolor has now been established for the treatment of pain and fever in pediatric patients aged 3 months and older. With this newly approved labeling, Caldolor is the only non-opioid product approved to treat pain in infants that is delivered through injection.
Also in 2023, we announced the publication of positive results from a clinical study investigating the safety and pharmacokinetics of Caldolor in infants. Published in the journal Pediatric Drugs, the results support the FDA’s approval of Caldolor in patients 3 to 6 months of age.
In addition, we reported that we expect Caldolor will be eligible for special Medicare reimbursement under the new Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.

The NOPAIN Act requires Medicare to provide separate and more favorable reimbursement for non-opioid products that are used to manage pain during surgeries conducted in hospital outpatient departments or ambulatory surgical centers. In the Medicare Hospital Outpatient Prospective Payment System Proposed Rule, the Centers for Medicare and Medicaid Services (“CMS”) requested that manufacturers with potentially applicable non-opioid products submit comments and supporting clinical evidence regarding products that should be eligible for separate payment. We submitted a comment letter along with the requisite clinical information to the CMS in September of 2023 explaining why Caldolor should be included and separately reimbursed.
We now await further information from CMS expected this year, including the potential new reimbursement level for Caldolor. The Act is scheduled to go into effect in early 2025 and will initially apply to those products that are furnished between January 1st, 2025 and January 1st, 2028.
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
The Kristalose award-winning marketing campaign was refreshed for 2022 to support increased engagement with our customers. We also expanded patient support for the brand – and it was added to the GoodRx platform in 2022.
During 2023, we continued to support Kristalose through our field sales force as well as our partnerships with Poly Pharmaceuticals and Foxland Pharmaceuticals, Inc.
We have found that the brand performs best in states where we have Medicaid coverage. New York state recently added Kristalose to its Medicaid formulary, and we are implementing a special initiative to increase our presence and share of voice in the state. We believe that this new coverage is contributing to the growth of the product.
Omeclamox®-Pak
Many ulcers of the gastrointestinal tract are caused by an infection from the Helicobacter pylori (“H. pylori”) bacterium. Omeclamox-Pak is a branded prescription product used for the treatment of these infections and the related duodenal ulcer disease. This innovative product combines three well-known and widely prescribed medications: omeprazole, clarithromycin and amoxicillin.
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
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of COVID-19, and their operations are currently suspended. As a result, we depleted our inventory of the product and notified the FDA that the product is currently unavailable. That facility is now under new ownership and new management. We are awaiting resumption of their operations, while also exploring other alternatives to restart the product’s packaging.
Given the delay in identifying a packager for Omeclamox-Pak, as a precaution, the Company has taken a non-cash write down of the related intangible asset of $3.3 million. The financial statements reflect this adjustment.
Sancuso®
At the end of 2021, we entered into an agreement with Kyowa Kirin to acquire the U.S. assets and rights to Sancuso (granisetron transdermal system), an FDA-approved oncology supportive care medicine. This transaction closed in January 2022.
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
In early 2022, we assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. Kyowa Kirin retains international rights, continuing to deliver the product to address oncology patients’ needs throughout the rest of the world. In January 2022, we began shipments of the product and formed a new sales force, Cumberland Oncology, to support the brand. During 2023, we completed the transition of Sancuso from Kyowa Kirin to Cumberland, including the NDA transfer, and expanded our oncology sales division to further support the brand. We also successfully transferred manufacture of the product to a new facility. Following FDA approval of that site, we have now received new supplies of Cumberland-packaged product, which we will begin shipping this year.
Vaprisol®
We acquired the assets and rights to Vaprisol, a prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the only intravenously administered branded treatment.
Hyponatremia, an imbalance of serum sodium to body water, is the most common electrolyte disorder among hospitalized patients. These electrolyte disturbances occur when the sodium ion concentration in the plasma is lower than normal and are often associated with a variety of critical care conditions including congestive heart failure, liver failure, kidney failure and pneumonia. Vaprisol raises serum sodium to appropriate levels and promotes free water secretion. Our Vaprisol product has a proven day-one response rate to normalize serum sodium levels in hyponatremic patients and move them out of the Intensive Care Unit as efficiently as possible.
Vaprisol is supported by our hospital sales division. Demand for the product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the product’s manufacturing to a new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we have been working with them to support a special, interim supply of compounded product for critically ill patients, which we introduced to the market in late 2023 and will begin selling in early 2024. We then expect to file for the approval to manufacture branded Vaprisol once all FDA issues at the new site are resolved.

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
Pneumonia caused by secondary bacterial infections is common among patients with viral respiratory infections. Research shows that hospital-acquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”) have historically accounted for 22% of common hospital-acquired infections. MSSA and MRSA are important disease-causing pathogens in these cases.
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
In 2023, we announced a new publication in Antimicrobial Agents and Chemotherapy detailing the results of the first clinical study investigating the safety and pharmacokinetics of our Vibativ product in children 2 to 17 years of age. The results of the study suggest that a single dose of Vibativ is safe in children and they experience reduced exposure to Vibativ, compared with the same body weight-based dosing in adults.
While we remain focused on promoting Vibativ in the U.S. market, we are building a network of other established companies to bring Vibativ to patients in their countries and territories. In 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Additionally, D.B. Pharm, our partner in South Korea who also distributes Caldolor, is awaiting the approval of Vibativ in their country.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with review of that submission. They are working toward the approval and believe that there is significant potential for Vibativ in their country.

PIPELINE
Ifetroban Clinical Studies
Ifetroban is a selective thromboxane-prostanoid receptor (“TPr”) antagonist dosed in nearly 1,400 subjects and found to be safe and well tolerated in healthy volunteers and various patient populations. We have been evaluating our ifetroban product candidate in a series of clinical studies. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
We also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There were no significant safety issues identified with the use of ifetroban in these patients.
Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
Following is more information about the clinical programs in which we are evaluating ifetroban:
Systemic Sclerosis (“SSc”)
We have initiated the clinical development of ifetroban oral capsules under the brand name Vasculan® for the treatment of Systemic sclerosis, also called scleroderma. It’s a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, including the heart, as well as vascular dysfunction. SSc has a high morbidity and the highest case-specific mortality of any rheumatic disorder, with 50% of patients dying or developing major internal organ complications within three years of diagnosis. Although several medications are used to treat the skin disease associated with SSc, there is no universally effective treatment to improve the function of affected internal organs including the cardiovascular system.
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
Duchenne Muscular Dystrophy (“DMD”)
We also initiated the clinical development of oral ifetroban under the brand name Dyscorban® for the treatment of cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare and fatal disease caused by a genetic defect which leads to inexorable muscle damage. Cardiomyopathy is the leading cause of death in DMD patients. TPr and its ligand, isoprostanes, are found to have increased in DMD patients.

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
Idiopathic Pulmonary Fibrosis (“IPF”)
In September 2021, our Board of Directors approved a new clinical program for the use of ifetroban to treat Progressive Fibrosing Interstitial Lung Diseases (“PF-ILDs”). Nonclinical studies are complete, and the resulting manuscript was prepared and submitted for publication in 2021.
In May 2023, we announced that the FDA cleared the IND application for a Phase II study in patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. As a result, we are in the process of initiating our FIGHTING FIBROSIS trial designed to enroll 128 patients in over 20 medical centers of excellence across the U.S. This Phase II clinical trial will study the safety, tolerability and efficacy of oral ifetroban in patients with IPF. Recent studies have shown ifetroban can both prevent and enhance resolution of lung fibrosis in multiple preclinical models.
Other Ifetroban Programs
We also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There were no significant safety issues identified with the use of ifetroban in these patients. Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
Our plan going forward is to complete each of our Company-sponsored studies, analyze their final data, announce top-line results and decide on the best development path for the registration of ifetroban, which we continue to believe has the potential to benefit many patients with orphan diseases that represent unmet medical needs.
FDA Fee Waivers
During 2023, the FDA informed us that it had granted two barrier-to-innovation waivers that would result in refunds totaling approximately $2.8 million that we had previously paid for prescription drug program fees.
The FDA granted each waiver after concluding that Cumberland met the statutory criteria based on the innovation associated with its ifetroban clinical development programs, as the funds could be better used to advance those studies. We received both refunds in June 2023.

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

SALES AND MARKETING
Cumberland’s sales and marketing team has broad industry experience in selling branded pharmaceuticals. Our sales and marketing executives direct our national marketing campaigns and maintain key national account relationships. They also manage our dedicated hospital, field and oncology sales forces, which are comprised of approximately 60 sales professionals.
•Hospital market: We promote Caldolor, Vaprisol, Acetadote and Vibativ through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
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
•Gastroenterology market: We promote Kristalose and Omeclamox-Pak through a dedicated field sales team addressing a targeted group of physicians who are large prescribers of the products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides opportunities that can be penetrated with a modest-sized sales force. We also believe that we can increase market share for these products through our sales and marketing activities.
•Oncology market: In early 2022, we formed a new oncology sales force to promote our Sancuso brand. This organization targets key oncologists and clinics across the U.S. and is comprised of both inside and field-based sales professionals. During 2023, we expanded the sales division as we work to deliver Sancuso to cancer patients, helping them tolerate their chemotherapy treatments. The division is comprised of 12 individuals, including four inside reps. This group can be expanded through additional personnel or augmented through co-promotion partners.
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
Our national accounts team is responsible for key large buyers and related marketing programs. This team maintains relationships with our wholesaler customers as well as with third-party payors, such as group purchasing organizations, pharmacy benefit managers, hospital buying groups, outpatient centers, state and federal government purchasers, and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2023:

2023
Customer 1	29%
Customer 2	26%
Customer 3	24%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote & Caldolor	Australia	Marketed
D.B. Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
Sandor Medicaids Pvt. Ltd.	Caldolor	India	Marketed
R-Pharm JSC	Vibativ	Russia and CIS	Marketed
Tabuk Pharmaceuticals	Vibativ	Saudi Arabia and Jordan	Registration
PiSA Pharmaceutical	Caldolor	Mexico	Registration
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
D.B. Pharm Korea Co., Ltd.	Vaprisol & Vibativ	South Korea	Registration
WinHealth Pharma Group Co.	Acetadote	China and Hong Kong	Development
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
During 2023, we worked to support our existing international partners, conclude unproductive arrangements and identify new companies to represent our products in select additional territories.

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
International Partners
D.B. Pharm Korea Co., Ltd. (“D.B. Pharm”) has licensed our Caldolor product for the South Korean market, and they obtained regulatory approval for Caldolor in their country. During 2023, D.B. Pharm continued to purchase supplies of Caldolor and distributed the brand in South Korea. We have also entered into agreements with D.B. Pharm to register and commercialize our Vaprisol and Vibativ brands in their country. During 2022, we worked with them to prepare the submissions for the approval of each brand there. They are currently awaiting the approval of Vibativ in their country.
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
R-Pharma JSC (“R Pharma”) has licensed our Vibativ product for a territory that includes Russia and a number of adjacent countries in Eastern Europe. R-Pharma is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow and focusing on a wide breadth of therapeutic areas in the specialty and hospital care markets, R-Pharma generates $1 billion in annual revenue. R-Pharma has registered Vibativ in Russia and during 2023, continued to purchase supplies of the product for that market.
SciClone Pharmaceuticals (Holdings) Limited (“SciClone”) has licensed our Vibativ product for sale and distribution in China and several adjacent countries. In February 2021, SciClone completed an initial public offering and listing of their shares on the Hong Kong stock exchange. In June 2021, SciClone submitted an application to the

Chinese regulatory authority for the approval of Vibativ in that country. In October 2021, SciClone informed us that the filing was accepted by the regulatory agency for review. We have since been supporting SciClone and their requests associated with review of that submission. They are working toward the approval, responding to regulatory inquiries, and believe that there is significant potential for Vibativ in their country.
In March 2022, we established distribution for our Vibativ product in the Middle East through a partnership with Tabuk Pharmaceutical Manufacturing Company (“Tabuk”). Through our partnership, Tabuk will introduce the product in Saudi Arabia, Jordan and potentially other countries in the Middle East. They are currently updating their product approval in Saudi Arabia with new manufacturing information.
In October 2022, we announced an agreement with PiSA Pharmaceutical for the registration and commercialization of Caldolor in Mexico. Under the terms of the agreement, Cumberland will be responsible for providing the product dossier and supplies. PiSA will be responsible for obtaining regulatory approval for the product in Mexico and introducing it to the new market. They are currently preparing their submission for the approval of Caldolor in their country.
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
2R and Foxland Agreements
In 2018, we entered into another co-promotion arrangement related to our Kristalose product. We have agreements with 2R Investments, LLC and with Foxland Pharmaceuticals, Inc. (“Foxland”) to package, distribute and promote an unbranded generic form of our Kristalose product to physician targets that we do not cover. We renewed our agreement with Foxland in 2022.
Nordic License Agreement
In July 2022, we entered into an amendment to our agreement with Nordic Pharma (“Nordic”) that addressed the responsibilities and financial arrangements regarding our license to Nordic’s methotrexate line of products for the U.S. Our line of prefilled methotrexate syringes, marketed under the brand name RediTrex in the U.S., was covered by the license. As of July 1, 2023, Nordic has assumed responsibility for the product in the U.S.
Following the return of the license, Nordic will provide us with a royalty on their future sales of the products through April 2035. The companies will continue to collaborate on any transition and the ongoing commercialization of the product line.
Cumberland transferred the marketing authorization associated with the RediTrex product line to Nordic. They returned the 180,000 shares we issued to them that were associated with the license and refunded the $1 million we paid them following the brand’s approval in the U.S. Nordic has also issued a credit note in favor of Cumberland in the amount of $1 million for the unpaid milestone payment due from us which was associated with our launch of the product line.
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

CET has also established and manages the Nashville Life Sciences Center, which serves as an incubator for Middle Tennessee’s emerging biomedical industry. The Life Sciences Center provides offices, laboratory space, and equipment to early-stage companies looking to develop their technologies and products. We maintain the Cumberland Pharmaceuticals formulation and testing laboratory at the CET Life Sciences Center.
Nearly 30 life science companies exist today because of CET, including a vibrant group of current tenants at the Life Sciences Center as well as a growing number of successful graduates.
CLINICAL AND REGULATORY AFFAIRS
We have in-house capabilities for the management of our clinical, professional and regulatory affairs. Our team develops and manages our clinical trials, prepares regulatory submissions, manages ongoing product-related regulatory responsibilities and manages our medical information call center. Team members have been responsible for devising the regulatory and clinical strategies for all our products as well as obtaining FDA approvals for Acetadote and Caldolor brands.
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
•monitoring applicable third-party service providers for quality and compliance with current Good Manufacturing Practices (“GMPs”), Good Laboratory Practices (“GLPs”), and Good Clinical Practices (“GCPs”), and performing periodic audits of such vendors; and
•maintaining systems for document control, product and process change control and customer complaints.

PROFESSIONAL AND MEDICAL AFFAIRS
Our medical team provides in-house medical information support for our marketed products. This includes interacting directly with health care professionals to address any product or medical inquiries through our medical information call center and medical science liaisons. In addition to coordinating the call center, our clinical/regulatory group generates medical information letters, provides informational memos to our sales forces and assists with ongoing training for the sales forces.
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
In October 2023, Cumberland announced a new study published in Antimicrobial Agents and Chemotherapy detailing the results of the first clinical study investigating the safety and pharmacokinetics of our Vibativ (telavancin) product in children 2 to 17 years of age. The study found a single 10 mg/kg dose of Vibativ was safe with no serious adverse events or renal concerns. Drug exposure to Vibativ was lower in children compared with the same body weight-based dosing in adults. The study suggests Vibativ is a safe and viable option for pediatric patients ages 2 to 17 who require systemic antibiotics for the treatment of a known or suspected bacterial infection, including those with MRSA or another S. aureus pathogen.
Caldolor Newborn Study and Clinical Manuscripts
We previously received FDA approval for the use of Caldolor in pediatric patients 6 months of age and older. Caldolor is the first and only injectable NSAID approved for use in children. We then initiated a study to collect data on the use of Caldolor in children ranging in age from birth up to 6 months of age. Enrollment in that multi-center study was completed in 2019, and topline results were announced in 2020, indicating that Caldolor was well tolerated in this patient population, with no safety concerns noted.
In May 2023, we announced the FDA approval of Caldolor in pediatric patients 3 to 6 months of age. With this newly approved labeling, Caldolor is the only non-opioid injectable product approved to treat pain in infants that is delivered through injection.
Additionally, in June 2023, we shared the positive results from a clinical study investigating the safety and pharmacokinetics of Caldolor in newborns, published in the journal Pediatric Drugs. The clinical study evaluated the safety and drug exposure profile of Caldolor in 24 hospitalized infants between the ages of 1 and 6 months who required treatment for pain or fever. Of the 24 patients included in the study, three were under 3 months of age, and the remaining 21 patients were 3 to 6 months of age. Twenty patients received a single dose, and four patients received multiple doses. In this study, single and multiple 10 mg/kg doses of Caldolor were reported safe, with no drug-related adverse events or renal concerns. Drug exposure following a single dose of Caldolor in infants 1 to 6 months of age was similar to what was previously reported in older children. The results of this study support the growing body of evidence that demonstrates Caldolor is a safe therapeutic option available to practitioners for the treatment of fever and pain in infants, children and adults.
Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
We also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There were no significant safety issues identified with the use of ifetroban in these patients.
Additional pilot studies of ifetroban are underway, including several investigator-initiated trials.
We are awaiting results from the studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
Additional Testing Program
Cumberland entered into a non-clinical evaluation agreement, to test one of our products against bacterial strains and subsequently, in vivo animal models utilizing the preclinical services program funded by the Division of Microbiology and Infectious Diseases (“DMID”), part of the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), which is part of the Department of Health and Human Services (“HHS”), an agency of the U.S. government. The NIAID contractors completed these studies and prepared a manuscript for submission to a scientific journal for publication.
CORPORATE DEVELOPMENT
Cumberland Pharma Foundation
We have formed the Cumberland Pharma Foundation (the “Foundation”) to provide the ongoing philanthropic endeavors of Cumberland Pharmaceuticals Inc.
The Foundation was formed as an independent, nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors is comprised of Cumberland Pharmaceuticals executives who are responsible for overseeing the Foundation’s ongoing activities, including charitable contributions.
We initially provided a grant of 50,000 shares of our common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation, with most of the shares expected to be held for the opportunity to realize long-term appreciation to support the Foundation’s future.
The Foundation maintains independent financial statements and its contributions will not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals.
Cumberland Health and Wellness Political Action Committee
We have also formed the Cumberland Health and Wellness Political Action Committee (the “PAC”). The objective of the PAC is to support candidates and policies that are consistent with Cumberland’s mission of advancing patient care. The PAC’s activities are held at a local, state, and federal level and conducted in a bi-partisan manner.
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
Acetadote®
We have an agreement with one manufacturer, who provided commercial supplies of Acetadote in 2023.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2023, we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also had manufacturing arrangements with a packager who provided finished supplies of the product for commercial and sampling purposes during 2023.
Omeclamox®-Pak
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of COVID-19, and their operations are currently suspended. As a result, we depleted our inventory of the product and notified the FDA that the product is currently unavailable. That facility is now under new ownership and new management. We are awaiting resumption of their operations, while also exploring other alternatives to restart the product’s packaging. With uncertain future cash flows, the Board of Directors approved the write-down of the intangible assets related to the product.
Sancuso®
As part of the acquisition of Sancuso, we obtained an initial supply of finished goods inventory. The agreement with the manufacturer of Sancuso was assigned to us and there were additional goods supplied to us during 2022. The production was moved to one of the manufacturer’s other facilities. During 2022, that new facility was approved by the FDA to manufacture and supply Sancuso. We received supplies of the product from the new facility in 2023 and will begin shipping the Cumberland-packaged product during 2024.
Vaprisol®
As part of the acquisition of Vaprisol, we obtained a significant existing supply of raw material inventory. We reached an agreement during 2020 with a new manufacturer to provide us with long-term supplies of the product. We subsequently completed the transfer of the product’s manufacturing to the new facility in 2021. We informed the FDA that supplies of the product are not currently available and are awaiting approval for that new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. Meanwhile, we have been working with them to support a special, interim supply of compounded product for critically ill patients, which we introduced to the market in late 2023 and will begin selling in early 2024. We then expect to file for the approval to manufacture branded Vaprisol once all FDA issues at the new site are resolved.
Vibativ®
Through our acquisition of Vibativ, we obtained a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacturing of the product. We completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility.

Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. In 2023, Cardinal Health Specialty Solutions exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.
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
Acetadote®
We developed a new formulation of Acetadote (acetylcysteine) injection as part of a Phase IV commitment in response to a request by the FDA to evaluate the reduction of ethylene diamine tetraacetic acid (“EDTA”) from the product’s formulation. In April 2012, the USPTO issued U.S. Patent number 8,148,356 (the “356 Acetadote Patent”) which is assigned to us. The claims of the 356 Acetadote Patent encompass the new Acetadote formulation and include composition of matter claims. Following its issuance, the 356 Acetadote Patent was listed in the FDA Orange Book. The 356 Acetadote Patent is scheduled to expire in May 2026, which includes a 270-day patent term adjustment granted by the USPTO.
Following the issuance of the 356 Acetadote Patent, we received separate Paragraph IV certification notices from InnoPharma, Inc. (“InnoPharma”), Paddock Laboratories, LLC (“Paddock”), Mylan Institutional LLC (“Mylan”), Sagent Agila LLC (“Sagent”) and Perrigo Company (“Perrigo”) challenging the 356 Acetadote Patent on the basis of non-infringement and/or invalidity. We responded by filing five separate infringement lawsuits, in the appropriate United States District Courts, to contest each of the challenges.
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
On November 7, 2012, the FDA responded to the Citizen Petition denying our request and on November 8, 2012, we learned that the FDA approved the ANDA referencing Acetadote filed by InnoPharma, Inc. We brought suit against the FDA contesting the FDA’s decision to approve the InnoPharma generic on November 13, 2012.
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
On December 11, 2014 and March 3, 2015, we became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, 061 and 738 Acetadote Patents on the basis of non-infringement.
On February 10, 2015, the USPTO issued U.S. Patent number 8,952,065 (the “065 Acetadote Patent”) which is assigned to us. The claims of the 065 Acetadote Patent encompass the use of the 200 mg/ml Acetadote formulation to treat patients with acute liver failure. The 065 Acetadote Patent is scheduled to expire in August 2025.
On September 30, 2015, the United States District Court for the Northern District of Illinois, Eastern Division (“District Court”) ruled in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent. The opinion upheld our 445 Acetadote Patent and expressly rejected Mylan’s validity challenge. The District Court ruled that Mylan is liable to us for infringement of the 445 Acetadote patent in light of Mylan’s Abbreviated New Drug Application in which Mylan sought to market a generic version of Acetadote.
On November 17, 2015, the District Court entered an order enjoining Mylan and its affiliates from selling or using its generic version of Acetadote until August 2025, the date of expiration of the 445 Acetadote Patent. On October 30, 2015, Mylan filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”).

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
On January 26, 2017, the Appeals Court affirmed the District Court ruling in our favor in our lawsuit against Mylan for infringement of the 445 Acetadote Patent. The Appeals Court opinion affirmed the District Court’s ruling upholding our 445 Acetadote Patent and expressly rejected Mylan’s validity challenge.
On November 3, 2017, we became aware of a Paragraph IV certification notice from Exela Pharma Sciences, LLC challenging the 356, 445, 061, 738 and 028 Acetadote Patents on the basis of non-infringement.
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

On May 16, 2017, the USPTO issued U.S. Patent number 9,649,284 (the “284 Caldolor Patent”) which is assigned to us. The claims of the 284 Caldolor Patent include methods of treating pain in critically ill patients with intravenous ibuprofen. Following its issuance, the 284 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in September 2029. We also have additional patent applications related to Caldolor pending with the USPTO.
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
Sancuso®
We are the owner of U.S. Patent number 7,608,282 (the “282 Sancuso Patent”) for Sancuso. This patent was acquired in our December 2021 acquisition, which closed in January 2022. The patent is of certain product rights, intellectual property and related assets of Sancuso from Kyowa Kirin, Inc. The 282 Sancuso Patent is listed in the FDA Orange Book and is scheduled to expire in January 2025. The 282 Sancuso Patent includes composition of matter claims that encompass the Sancuso drug product as well as methods of using Sancuso for treatment and/or prophylaxis.
Remaining Products
We have no issued patents for our Vaprisol, Omeclamox-Pak or Kristalose products. We have multiple granted patents relating to our ifetroban products and patent applications pending with the USPTO.
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
Our products face competition from other branded products, generics, and alternate medical treatments. Our task is to position each brand to feature its competitive advantages, implement a well thought out marketing plan and provide focused sales, field based medical and other tactical support.

Acetadote®
Acetadote is our injectable formulation of N-acetylcysteine (“NAC”) for the treatment of acetaminophen overdose. NAC is accepted worldwide as the standard of care for acetaminophen overdose. Our competitors in the acetaminophen overdose market are those companies selling orally administered NAC including, but not limited to, Geneva Pharmaceuticals, Inc., Bedford Laboratories division of Hikma Pharmaceuticals, Roxane Laboratories, Inc., InnoPharma Inc. and Hospira Inc.
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
•Bupivacaine and meloxicam extended release solution (brand name Zynrelef®), is a dual-acting anesthetic for postoperative pain sold by Heron Therapeutics;
•Oliceridine injection (brand name Olinvyk®), is an opioid agonist, a new chemical entity in the acute surgical postoperative pain market, sold by Trevena, Inc.;
•Bupivacaine injectable suspension (brand name Exparel®), product sold by Pacira Pharmaceuticals, Inc., along with two additional bupivacaine products, Xaracoll and Posimir,which were more recently approved; and
•Acetaminophen and ibuprofen combination injection (brand name Combogesic®), is a combination of acetaminophen and ibuprofen approved by the U.S. FDA in October 2023, and is sold by Hikma Pharmaceuticals PLC.
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
There are, however, numerous drugs available to physicians to reduce fevers in hospital settings via oral and rectal administration to the patient, including ibuprofen, acetaminophen and aspirin. These drugs are manufactured by numerous pharmaceutical companies.

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
•Naloxegol (brand name Movantik®), an oral product indicated for the treatment of opioid-induced constipation in adults with chronic non-cancer pain. It was acquired by RedHill Biopharma in the first quarter of 2020.
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
•Lactitol for oral solution (brand name Pizensy®), an oral, osmotic laxative indicated for the treatment of chronic idiopathic constipation. It is distributed by Braintree Laboratories, Inc. and was recently approved by the FDA.
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
Sancuso®
Sancuso is the only transdermal patch FDA approved for the management of chemotherapy induced nausea and vomiting (“CINV”). Each patch delivers up to five days of treatment with granisetron, a standard of care for CINV, through the skin. Recommended treatment suggests the patch be applied 24 to 48 hours prior to chemotherapy treatment and remain in place for five days.
While there are no other transdermal products available to treat CINV, there is a large number of generic and branded oral products as well as a limited number of injectables. Cumberland considers the oral branded products to be the most important competition including Akynzeo; Emend® Oral (manufactured by Merck); Varubi® branded NK1 receptor antagonist sold by Tesaro Inc. a division of GSK); Zuplenz® (a branded version of Ondansetron marketed by Par Pharmaceuticals, Inc.) and Kytril® (a branded version of injectable granisetron hydrochloride manufactured by Roche Pharmaceuticals Inc.).
Vaprisol®
Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment. The other competing product is Samsca®(an oral tolvaptan product sold by Otsuka Pharmaceutical Company). There are also several generic versions of tolvaptan sold by other companies.

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
The major generic competitors are vancomycin, linezolid, and daptomycin. Vancomycin is by far the most widely used agent. Newer branded agents are also available including:
•Ceftaroline fosamil (brand name Teflaro® ), an injectable antibiotic manufactured and sold by Allergan;
•Dalbavancin (brand name Dalvance® ), an injectable antibiotic manufactured and sold by Allergan; and
•Oritavancin (brand name Orbactiv® ), an injectable antibiotic manufactured and sold by Melinta
We are also aware of a number of other novel antibiotics that are currently in development.
Antibiotic drug selection is based both on an empiric and susceptibility proven basis. In the hospital setting, cost is an important factor which favors the use of generic agents if they are effective. Newer agents are often reserved for two reasons: they are valuable in the treatment of patients that fail to respond to generics and it is considered good practice to conserve the use of these agents to reduce the risk of resistance.antimicrobial resistance, which is considered a global public health threat by the Center for Disease Control and Prevention (“CDC”).
GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the needed market approvals for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. For more information, see "Risks Relating to Government Regulation" in Part I, Item 1A of this Form 10-K.
In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, (“FDCA”), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (“NDAs”) or biologics license applications, (“BLAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
We, our manufacturers and contract research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, (“OSHA”), the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.
FDA Approval Process
The FDA is a regulatory agency within the Department of Health and Human Services. One of their key responsibilities is to regulate the safety and effectiveness of drugs sold in the United States. The FDA manages this responsibility in two phases: pre-approval (pre-market) and post approval (post-market). The FDA reviews manufacturers' applications to market drugs in the United States; a drug may not be sold unless it has FDA approval. The FDA continues its oversight of drug safety and effectiveness as long as the drug is on the market.
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

The progression to drug approval begins before FDA involvement. First, scientists work in the laboratory to discover and develop a new compound. Next, basic safety questions are answered by nonclinical testing with animals and then, a drug or biotechnology company develops a prototype drug. That company must seek clearance from the FDA by way of an IND application to test the product with human subjects.
Those tests, called clinical trials, are carried out sequentially in Phase I, II, and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analyses in an NDA. The FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identity, strength, quality and purity.
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
The FDA requires that clinical trials be conducted in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The institutional review board ("IRB"), or ethics committee (outside of the U.S.), of each clinical site generally must approve the clinical trial design and patient informed consent and may also impose other conditions or require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements.
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
Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA VII - effective September 30, 2022), the FDA has a target timeline of 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or if the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable and meet all regulations, the FDA will issue an approval letter. Priority review is reserved for drugs that represent a “significant improvement in safety or efficacy” over existing treatments. The FDA endeavors to complete priority reviews in six months.
If the NDA meets with FDA approval, a letter will be sent out indicating approval and final labeling recommendations. If not, a complete response letter will be sent to applicants indicating that the review cycle for an application is complete and that the application is not ready for approval.
The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. While the FDA’s PDUFA 2021 Performance Report showed a continued increase in the percentage of first-cycle approval letters for new molecular entities rising from 56% for FY 2009 to 84% for FY 2023, we cannot be certain that timely first-cycle approvals will be maintained by the FDA.
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
Section 505(b)(1), or the ‘full’ NDA, is used for new chemical entities (“NCEs”) and requires full clinical and nonclinical development of a compound. Marketing exclusivity assigned to a 505(b)(1) approval is five years. A 505(b)(2) NDA permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant using previously reported safety and efficacy data, and for which the applicant has not obtained a right of reference. Generally new studies are required to provide data on the proposed change.
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
Orphan drug designation
The Orphan Drug Act of 1983 (the “Orphan Drug Act”) encourages manufacturers to seek approval of products intended to treat “rare diseases and conditions” with a prevalence of fewer than 200,000 patients in the U.S. or for which there is no reasonable expectation of recovering the development costs for the product. For products that receive orphan drug designation by the FDA, the Orphan Drug Act provides tax credits for clinical research, FDA assistance with protocol design, eligibility for FDA grants to fund clinical studies, waiver of the FDA application fee and a period of seven years of marketing exclusivity for the product following FDA marketing approval.
Acetadote received orphan drug designation in October 2001 and in 2004 the FDA approved the product to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen. Acetadote was entitled to marketing exclusivity until January 2011 for the treatment of this approved indication.
Section 505(j) abbreviated new drug applications
An abbreviated new drug application (“ANDA”) is a type of NDA where approval of a generic drug is based on demonstrating comparability to an innovator drug product (the Reference Listed Drug, or RLD). Applications are "abbreviated" because they generally do not include pre-clinical and clinical data to establish safety and effectiveness. Generics must demonstrate that the product is bioequivalent (i.e., performs in the same manner and is comparable to the 'innovator' product in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use).

Abbreviated applications may be submitted for drug products that are the same as a listed drug and must be identical in active ingredient(s), form, strength, route of administration and in conditions of use (non-exclusive uses). Products are declared suitable based on a suitability petition to the FDA. If the petition is approved, the sponsor may then submit the ANDA.
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act, informally known as the “Hatch-Waxman Act”, is a 1984 United States federal law that established the modern system of generic drugs.
The Hatch-Waxman Act amended the Federal Food, Drug, and Cosmetic Act. Section 505(j) 21 U.S.C. 355(j) sets forth the process by which would-be marketers of generic drugs can file ANDAs to seek FDA approval of the generic. Section 505(j)(2)(A)(vii)(IV), the so-called Paragraph IV, allows 180-day exclusivity to companies that are the "first-to-file" an ANDA against holders of patents for branded counterparts.
These Hatch-Waxman Act amendments grant generic manufacturers the ability to mount a validity challenge without incurring the cost of entry or risking enormous damages flowing from any possible infringement. The Hatch-Waxman Act essentially redistributes the relative risk assessments and explains the flow of settlement funds and their magnitude. The Hatch-Waxman Act gives generics considerable leverage in patent litigation.
Health care legislation
On March 23, 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, (“PPACA”). On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), was enacted into law, which modified the revenue provisions of the PPACA. The PPACA as amended by the HCERA constitutes the healthcare reform legislation. The following highlights certain provisions of the legislation that may affect us.
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
Physician Payments Sunshine Act: The PPACA also includes provisions known as the Physician Payments Sunshine Act (“Sunshine Act”), which requires manufacturers of pharmaceuticals and medical devices covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services (“CMS”), for aggregation and subsequent public disclosure. Under the Sunshine Act, beginning August 1, 2013, we have collected data regarding reportable transfers of value and have reported such data to CMS. Failure to report appropriate data may result in civil or criminal fines and/or penalties. In addition to the Federal Sunshine Act, similar reporting requirements have also been enacted on the state level requiring transparency of interactions with health care professionals.
Medicaid Rebate Rate: Under the Medicaid Drug Rebate program we currently are required to provide rebates for covered outpatient drugs that are dispensed to Medicaid beneficiaries. In addition, we also are required to participate in the Public Health Service’s 340B drug pricing program, which requires us to agree to charge no more than a designated ceiling price for covered outpatient drugs that are dispensed to community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.
Product Serialization: In November of 2013, the FDA passed the Drug Supply Chain Security Act (“DSCSA”). The DSCSA was created to strengthen the security of the drug distribution supply chain by adding controls such as a national pharmaceutical track and trace system and establishing national standards for licensing of prescription drug wholesale distributors and third-party logistics providers. DSCSA requires trading partners, including manufacturers, repackagers, wholesale distributors and dispensers to provide transaction information to subsequent purchasers for certain prescription drugs. We have taken necessary steps to implement this program and are in compliance with all requirements.
21st Century Cures Act: The 21st Century Cures Act (“Cures Act”), signed into law on December 13, 2016, is designed to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. The law builds on the FDA’s ongoing work to incorporate the perspectives of patients into the development of drugs, biological products and devices in the FDA’s decision-making process. The Cures Act enhances the FDA’s ability to modernize clinical trial designs and clinical outcome assessments, which will speed the development and review of novel medical products, including medical countermeasures.
Specifically, the Cures Act enables us to work with the FDA in the development of new biomarkers, clinical outcome assessments, surrogate endpoints and patient reported outcomes. It allows for the use of data summaries (rather than full clinical trials for approval) as well as the use of real-world evidence to support approval of new indications of approved medical products, or to help satisfy post-approval study requirements for marketed products.
Build Back Better Act and Other Proposed Legislation: The Build Back Better Act (“BBBA”) was introduced in the 117th Congress and included provisions that were intended to lower the price of prescription drugs, including granting the Medicare program the authority to negotiate prescription drug prices and imposing tax penalties on drug manufacturers if the price of drugs increases too rapidly. Ultimately the BBBA was not enacted, however, future legislative initiatives are likely to include provisions targeted at containing costs in the prescription drug market.
Post Approval Activities
Once a drug is on the U.S. market (following FDA approval of the NDA), the FDA continues to address drug production, distribution and use. FDA activities are based on ensuring drug safety and effectiveness. They address product integrity, labeling, reporting of research and adverse events, surveillance, drug studies, risk management, information dissemination, off-label use, physician advertising and direct-to-consumer advertising.
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
Securing FDA approval for new indications, product enhancements and manufacturing and labeling changes may require us to conduct additional clinical trials under the FDA’s IND regulations. Even if such studies are conducted, they are still subject to the same requirements and timelines as an original NDA.
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
The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers or formulary managers. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal health care programs.
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
HIPAA and Other Data Protection Laws
In the United States, we and our collaborators are subject to numerous federal and state privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996. These laws include obligations related to protecting the privacy and security of health-related personal information, such as information that we may obtain through the clinical trial process. In addition, similar laws and regulations exist in Europe and other jurisdictions, including the European Union’s General Data Protection Regulation.
ICH - International Committee on Harmonization
Outside of the U.S., our ability to market our products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The International Committee on Harmonization (“ICH”) provides a set of standards that most regulatory authorities adhere to (e.g. U.S., Europe, and Japan) allowing greater harmonization in the interpretation and application of technical guidelines and requirements for pharmaceutical product registration, thereby reducing or obviating duplication of testing carried out during the research and development of new human medicines. Regulatory harmonization offers many direct benefits to both regulatory authorities and the pharmaceutical industry with beneficial impact for the protection of public health.

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
EMPLOYEES
As of December 31, 2023, we had 91 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital oncology and field sales personnel in particular. To that end, we work with qualified search firms to identify talent, we measure and adjust compensation levels to remain competitive and we work closely with team members to support their success.

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
•The impact of macroeconomic conditions, including inflationary pressures, rising interest rates, general economic slowdown or a recession, changes in monetary policy, volatile market conditions, financial institution instability, as well as geopolitical instability and the ongoing conflicts outside the U.S., on our operations;
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
•The impact on our business, financial condition and results of operations from the effects of a pandemic or the outbreak of an infectious disease in the United States and worldwide and resulting governmental and societal responses;
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

Item 1A. Risk Factors.
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
•Global and national conditions and events, including, but not limited to, rising interest rates, increased inflation, supply chain disruptions, labor conditions, pandemics and public health crises and international conflict, may adversely affect our business, revenues, results of operations and financial condition.
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

RISKS RELATED TO OUR BUSINESS
Global and national economic conditions and events, including, but not limited to increased inflation, rising interest rates, supply chain disruptions, labor conditions, pandemics and public health crises and international conflicts, could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
Our business and results of operations could be adversely affected by changes in global or national economic conditions. These conditions include, but are not limited to, increased inflation, high and rising interest rates, supply chain disruptions, labor conditions, the negative impacts from pandemics and public health crises (including any lingering or recurring adverse impacts from the COVID-19 pandemic) and the negative impacts resulting from the ongoing conflicts in Eastern Europe and the Middle East. These conditions have had a significant adverse impact on economic and market conditions around the world, including the United States. While the economic impact brought by, and the duration of, such global events is difficult to assess or predict, such events could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Inflation rates have increased recently to levels not seen in decades. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, and these increases may continue in 2024 and beyond. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, ongoing effects of the COVID-19 pandemic, the ongoing conflicts in Eastern Europe and the Middle East and employee availability and wage increases.
An adverse development regarding our products could have a material and adverse impact on our future revenues and profitability.
Our product portfolio currently includes seven brands: Acetadote, Caldolor, Kristalose, Vaprisol, Omeclamox-Pak, Vibativ and Sancuso. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products, could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability including:
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
Omeclamox-Pak: Our packager for Omeclamox-Pak encountered financial difficulties due to the impact of COVID-19, and their operations are currently suspended. Cumberland is awaiting resumption of those operations while also exploring other alternatives to restart the product’s packaging. In October 2020, we informed the FDA of a shortage of Omeclamox-Pak which continues. If we are unable to obtain marketable inventory in the future, we could continue to suffer an inability to meet demand for Omeclamox-Pak. With uncertain future cash flows, the Board of Directors approved the write-down of the intangible assets related to the product.
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
Specifically, we depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, contract research organizations (CROs) and strategic partners to conduct our preclinical and clinical trials. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for therapeutic candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs.
Further, these third parties may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.
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
Expansion of the market for our products may be subject to certain limitations. In the past, these limitations have included FDA required Phase IV commitments. We may also experience delays associated with future required Phase IV clinical studies potentially resulting from, among other factors, difficulty enrolling patients. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. Subject enrollment, a significant factor in the timeline of clinical trials, is affected by many factors including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, patient referral practices of physicians, ability to monitor patients adequately during and after treatment, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Delays that may result from difficulty enrolling patients could impact our ability to explore opportunities for label expansion and limit our ability to bring our products to new patient populations.
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
Our ifetroban product candidates have not been approved for sale and may never be successfully commercialized.
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
As of December 31, 2023, we had 91 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
While we consider patent protection when evaluating product acquisition opportunities, any products we acquire in the future may not have significant patent protection. Neither the USPTO nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many pharmaceutical patents. Patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months following the filing date of the first related application, and in some cases not at all. In addition, publication of discoveries in scientific literature often lags significantly behind actual discoveries. Therefore, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. In addition, changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may increase the uncertainties and costs, diminish the value of our intellectual property, or narrow the scope of our patent protection. Furthermore, our competitors may independently develop similar technologies or duplicate technology developed by us in a manner that does not infringe our patents or other intellectual property. As a result of these factors, our patent rights may not provide any commercially valuable protection from competing products.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2023, intangible assets relating to products, which are being amortized, represented approximately 28 percent of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
As of December 31, 2023, our officers and directors control approximately 43.3 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2023, we were in compliance with the Maximum Funded Debt Ratio financial covenant of the Revolving Credit Agreement. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lender in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-

acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lender under our Revolving Credit Agreement may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, the lender under our Revolving Credit Agreement may accelerate the maturity of the related debt, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline.
We have risks related to interest rates.
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2023, we did not have any outstanding interest rate swap contracts.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management and Strategy. We rely on information technology and data to operate our business and develop, market, and deliver our products to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our communication systems, and our critical data which includes confidential, personal, proprietary, and other sensitive information (collectively “Information Assets”).
Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.
Our company’s general risk management program is designed to manage potential material risks, which includes material cybersecurity risks to our Information Assets. We engage in processes designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, coordinating with law enforcement concerning threats, and conducting threats and vulnerability assessments. We rely on a multidisciplinary team to assess cybersecurity threats and a potential impact to our business. These assessments leverage industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.
We also implement and maintain various technical, physical and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. The cybersecurity risk management and mitigation measures we implement include policies and procedures designed to address cybersecurity threats, including an incident response plan and a disaster recovery/business continuity plan.
To address the company’s cybersecurity risk, we utilize incident detection and response tools, internal and third-party assessments of our exposure to cybersecurity threats and compliance with risk mitigation procedures, and testing of our relevant controls including data segregation, insurance and assignment of cybersecurity responsibilities.
We also work with third parties from time to time to assist us in identification, assessment and management of cybersecurity risks.
For additional informant and a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I, Item 1A. Risk Factors.

Governance. Our cybersecurity risk assessment and management processes are implemented and maintained by certain company employees. Management is responsible for hiring appropriate personnel, integrating cybersecurity considerations into our company’s overall risk management strategy, and for communicating key priorities to employees, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response and vulnerability assessments processes involve management, who participates in our disclosure controls and procedures.
Our cybersecurity processes are designed to escalate certain incidents and vulnerabilities to members of management depending on the circumstances, including cooperation with our company’s incident response team to help mitigate and remediate cybersecurity incidents. In addition, these processes include reporting to the board of directors for certain cybersecurity incidents.
Management including information technology, legal and accounting executives are involved with our company’s efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, and engaging vendors with appropriate expertise. They participates in cybersecurity incident response efforts and directs the company’s response to cybersecurity incidents.
Our Board of Directors addresses the company’s cybersecurity risk management as part of its general oversight function. The Board of Directors has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties.
As of December 31, 2023, we leased approximately 16,903 rentable square feet of space at the new Broadwest development in Nashville, Tennessee for our corporate headquarters. The lease commencement date occurred in October 2022 with a term of 157 months leased through November 2035. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
The laboratory space at CET, under an agreement amended in July 2012, is now leased through April 2028. During 2023, Cumberland exercised the 2nd Extension option to extend the lease for five more years though April 2028. CET leases approximately 14,200 square feet of office and wet laboratory space in Nashville, Tennessee to operate the CET Life Sciences Center. Cumberland’s product formulation and testing laboratories are located at this facility, along with CET’s offices. The CET Life Sciences Center also provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.
Item 3. Legal Proceedings.
Please see discussion of Melinta Litigation in Note 19 Commitments and Contingencies contained in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 8, 2024, we had 97 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 8, 2024 was $2.03 per share.

Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2018 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company - Avadel Pharmaceuticals plc, Harrow Health, Inc., Eagle Pharmaceuticals, Inc., Assertio Holdings, Inc., HLS Therapeutics Inc., EyePoint Pharmaceuticals, Inc., Eton Pharmaceuticals, Inc., Theratechnologies Inc., Acorda Therapeutics Inc. and Talphera, Inc. The graph assumes an initial investment of $100 on December 31, 2018, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In January 2019, the Company’s Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 402,143 shares and 367,793 shares of common stock for approximately $0.7 and $1.0 million during the years ended December 31, 2023 and 2022, respectively. The following table summarizes the activity, by month, during the fourth quarter of 2023:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	28,114		$2.04	28,114	$3,135,727
November	50,220	(1)	$1.81	50,220	$3,044,578
December	21,359	(2)	$1.83	21,359	$3,005,385
Total	99,693
(1) Of this amount, 25,000 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
(2) Of this amount, 971 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
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
Our commercial portfolio includes seven branded products approved for marketing by the FDA. In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate for patients with 1) cardiomyopathy associated with Duchenne Muscular Dystrophy, a fatal, genetic neuromuscular disease and 2) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs. We are also developing an oral capsule to treat Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Following FDA clearance of our Investigational New Drug application in May 2023, we are in the process of initiating our Phase II study in patients in centers of excellence across the U.S.
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States and are building a network of international partners to register and provide our medicines to patients in their countries.
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

2023 Highlights
Below is a list of our Company’s highlights from 2023. For more information, please see Part I, Item I, Business of this Form 10-K.
•Announced our newly refined mission statement: Working together to provide unique products that improve the quality of patient care.
•Obtained FDA approval for our Caldolor® product, to include its use in infants. The non-narcotic agent may now be administered for the treatment of pain and fever in patients 3 to 6 months of age. With this newly approved labeling, Caldolor is the only non-opioid product approved to treat pain in infants that is delivered through injection.
•Shared the publication of positive results from a clinical study investigating the safety and pharmacokinetics of Caldolor in newborns. Published in the journal Pediatric Drugs, the results of the study support the growing body of evidence that demonstrates Caldolor is a safe therapeutic option available to practitioners for the treatment of fever and pain in infants, children and adults.
•Announced a new publication in Antimicrobial Agents and Chemotherapy detailing the results of the first clinical study investigating the safety and pharmacokinetics of our Vibativ® product in children 2 to 17 years of age. The results of the study suggest that a single dose of Vibativ is safe in children.
•Completed the Sancuso® transition from Kyowa Kirin to Cumberland, including the NDA transfer, and initiation of the product’s manufacture at a new facility. We also expanded our oncology sales division to further support the brand.
•Helped advance the submissions for the approval of Vibativ in China, South Korea and Saudi Arabia.
•Completed the transition of our former RediTrex® product to Nordic Pharma.
•Obtained FDA clearance of the Investigational New Drug application for a new ifetroban Phase II program in patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease.
•Shared our fourth annual Sustainability Metrics, which detail the Company’s activities pertaining to our environmental, social and governance matters.
•Entered into a new revolving credit loan agreement with Pinnacle Bank for a $20 million facility, expandable to $25 million over a three-year term.
•Continued our corporate share repurchase initiative, with a group of our board members also purchasing shares through Rule 10b5-1 trading plans in order to add to their holdings in the Company.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Accounting Estimates and Judgments
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on past experience and on other factors we deem reasonable given the circumstances. Past results help form the basis of our judgments about the carrying value of assets and liabilities that cannot be determined from other sources. Actual results could differ from these estimates. The Company’s most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory, (3) valuation of contingent consideration liabilities associated with business combinations and (4) valuation of continuing utility of intangible assets.
Revenue Recognition
We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 606. Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance in the form of Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," (ASC 606).
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other revenue was approximately 5.2% percent of net revenues in 2023 and 3.2% in 2022.
Our financial statements reflect accounts receivable allowances of $0.6 million at December 31, 2023 and 2022, for chargebacks and early pay discounts for products.
The following table reflects our sales-related accrual activity for the periods indicated below:

	2023	2022

Balance, January 1	$8,347,214	$3,680,677
Current provision	22,184,661	24,426,431
Actual product returns and credits issued	(22,952,092)	(19,759,894)
Balance, December 31	$7,579,783	$8,347,214
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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for product returns and rebates represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $7.6 million and $8.3 million as of December 31, 2023 and 2022 , respectively. Of these amounts, our estimated liability for fee for services represented $1.4 million and $1.5 million, respectively, while our accrual for product returns totaled $2.6 million and $2.7 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.6 million for the years ended December 31, 2023 and 2022. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million for the years ended December 31, 2023 and 2022.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2023, in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
Non-current inventories consist of active pharmaceutical ingredients which typically has an extended life and selected finished good products with extended life longer than one year.
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

RESULTS OF OPERATIONS
Year ended December 31, 2023 compared to year ended December 31, 2022
The following table presents the statements of operations for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022	Change
Net revenues	$39,552,507	$42,010,949	$(2,458,442)
Costs and expenses:
Cost of products sold	6,066,611	9,118,521	(3,051,910)
Selling and marketing	18,451,765	16,660,945	1,790,820
Research and development	5,834,229	6,688,924	(854,695)
General and administrative	10,651,915	10,180,120	471,795
Amortization and impairment	8,102,648	5,067,368	3,035,280
Total costs and expenses	49,107,168	47,715,878	1,391,290
Operating loss	(9,554,661)	(5,704,929)	(3,849,732)
Interest income	286,854	98,405	188,449
Other income	2,828,871	—	2,828,871
Other income - settlement	475,000	—	475,000
Other income - insurance proceeds	346,800	611,330	(264,530)
Interest expense	(667,861)	(585,995)	(81,866)
Loss before income taxes	(6,284,997)	(5,581,189)	(703,808)
Income tax (expense) benefit	(45,769)	(68,850)	23,081
Net loss	$(6,330,766)	$(5,650,039)	$(680,727)
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2023	2022	Change
Products:
Kristalose	$15,981,850	$15,205,155	$776,695
Vibativ	8,812,692	7,487,462	1,325,230
Sancuso	8,096,788	13,205,603	(5,108,815)
Caldolor	4,333,923	4,827,200	(493,277)
Acetadote	458,759	501,040	(42,281)
Omeclamox-Pak	20,030	29,145	(9,115)
Vaprisol	151,336	(447,697)	599,033
RediTrex	(341,886)	(126,726)	(215,160)
Other	2,039,015	1,329,767	709,248
Total net revenues	$39,552,507	$42,010,949	$(2,458,442)
Net revenues. Net revenues for the year ended December 31, 2023, were approximately $39.6 million compared to $42.0 million for the year ended December 31, 2022. As detailed in the table above, net revenue increased during 2023 for two of our marketed products: Kristalose and Vibativ. These increases were mainly offset by decreased net product sales of Sancuso and Caldolor.

Kristalose revenue increased by $0.8 million, or 5.1%, compared to December 31, 2022, primarily as a result of increased shipments of the product.
Vibativ revenue increased to $8.8 million for the year ended December 31, 2023, compared to $7.5 million in the same prior year period. The increase of $1.3 million, or 17.7%, reflected fewer product returns in the current year.
Sancuso revenue was $8.1 million compared to $13.2 million in the prior year. This decrease in net revenue was primarily a result of an inordinate amount of product returns and higher commercial rebates.
Caldolor revenue was $4.3 million during the year ended December 31, 2023, compared to $4.8 million in the same period last year. This decrease in Caldolor revenue for the year ended December 31, 2023, was the result of the timing of international shipments.
There was no Vaprisol revenue for the year ended December 31, 2023, as Cumberland is currently out of commercial inventory of the product. Net revenue was positively impacted by various sales deduction adjustments.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2023, the Acetadote net revenue was $0.5 million, similar to the prior year period.
Omeclamox-Pak had no sales for the year ended December 31, 2023, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and is reorganizing.
Reditrex revenue decreased $0.2 million in 2023 compared to 2022. We discontinued sale of the product in 2023.
Other Revenue. Other revenue increased due to the litigation settlement based on two $500,000 milestone payments due to us for the license associated with our Vibativ product.
Cost of products sold. Cost of products sold for the year ended December 31, 2023, were $6.1 million compared to $9.1 million in the prior year, a decrease of $3.1 million. These cost savings were due to the availability of lower cost inventory and fewer inventory write downs.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2023, were $18.5 million compared to $16.7 million in the prior year, which was an increase of $1.8 million. This increase was primarily a result of an increase in marketing expenses associated with the Sancuso acquisition including royalty costs, promotional spending and the cost associated with our expanded Oncology division.
Research and development. Research and development costs for the year ended December 31, 2023, were $5.8 million, compared to $6.7 million last year, representing a decrease of $0.9 million due to reduced FDA fees. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expenses for the year ended December 31, 2023, were $10.7 million compared to $10.2 million in the prior year. The change resulted from an increase in hiring costs and deferred compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2023	2022
Net revenue (1)	$9,812,692	$7,637,462
Cost of products sold (2)	1,423,399	3,535,851
Royalty and operating expenses	2,379,939	83,145
Vibativ contribution	$6,009,354	$4,018,466
(1) 2023 net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Years ended December 31,
	2023	2022
Net revenue	$8,096,788	$13,555,603
Cost of products sold (1)	1,214,826	1,543,600
Royalty and operating expenses	3,375,823	4,202,026
Sancuso contribution	$3,506,139	$7,809,977
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization and impairment. Amortization and impairment expenses represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization and impairment for 2023 totaled approximately $8.1 million which is an increase of $3.0 million due to a $3.3 million write down of our Omeclamox intangible assets.
Income taxes. Income taxes totaled $45,769 for the year ended December 31, 2023, and $68,850 for the year ended December 31, 2022.
Other income. In 2023, we recognized a $2.8 million refund of FDA fees for the periods of 2023 and 2022 to be used to further our product research efforts. In addition, in 2023 we recognized a gain of $0.5 million to settle a manufacturing dispute and a gain of $0.3 million for a payout earned on a company owned insurance policy.

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
At December 31, 2023 and December 31, 2022, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2023	2022

Cash and cash equivalents	$18,321,624	$19,757,970
Total cash and cash equivalents	$18,321,624	$19,757,970

Working capital (current assets less current liabilities)	$7,732,161	$17,290,378
Current ratio (multiple of current assets to current liabilities)	1.3	1.6

Revolving line of credit availability	$7,215,856	$3,800,000
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2023	2022

Cash provided by (used in):
Operating activities	$6,093,821	$8,453,396
Investing activities	(105,695)	(13,674,456)
Financing activities	(7,424,472)	(2,061,786)
Net decrease in cash and cash equivalents	$(1,436,346)	$(7,282,846)
The net $1.4 million decrease in cash and cash equivalents for the year ended December 31, 2023, was attributable to cash provided by operating activities offset by cash used in investing and financing activities. Cash provided by operating activities of $6.1 million is primarily due to an increase in accounts payable and other accrued liabilities of $3.7 million, and a $3.4 million decrease in accounts receivable, partially offset by a decrease in non-cash contingent consideration of $1.3 million. Cash used in investing activities of $0.1 million was the result of additions of intangibles and property and equipment offset by life insurance proceeds received. Our financing activities included payments of $3.3 million of contingent consideration for Vibativ and Sancuso, a pay down on our line of credit of $3.4 and $0.7 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
In December 2023, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities which also was declared effective in December 2023. The Company intends to enter into an At the Market Sales Agreement in March 2024, in order to allow the Company to sell shares at market prices. The Company did not issue any shares under its ATM program during the year ended December 31, 2023.
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

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2023:

		Payments Due by Year
Contractual obligations(1)	Total	2024	2025	2026	2027	2026 and thereafter

Line of credit(2)	$12,784,144	$—	$—	$12,784,144	$—	$—
Estimated interest on debt (2)	2,856,458	1,038,712	1,038,712	779,034	—	—
Vibativ contingent consideration liability payments (3)	4,033,273	245,361	514,476	508,997	492,696	2,271,743
Sancuso contingent consideration liability payments (4)	2,306,000	124,565	387,316	365,174	344,064	1,084,881
Operating leases(5)	9,131,702	863,320	836,100	909,911	934,180	5,588,191
Total (1)	$31,111,577	$2,271,958	$2,776,604	$15,347,260	$1,770,940	$8,944,815
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $12.8 million line of credit assuming the current $12.8 million balance outstanding on December 31, 2023 is consistently outstanding through maturity of October 2026. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 20% of future net sales as part of the Vibativ acquisition.

4.The contingent consideration liability represents the fair value of the royalty payments of up to 10% of future net sales as part of the Sancuso acquisition.
5.The Broadwest contractual cash obligation began upon commencement in October 2022 and CET began May 2023.
OFF-BALANCE SHEET ARRANGEMENTS
During 2023 and 2022 we did not engage in any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the ASU’s provisions as a cumulative-effect adjustment, if any, to accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted.
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably electing the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. We adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023. The adoption of ASU 2016-13 and ASU 2019-05 did not have a material impact on the Company’s consolidated financial statements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2023.
The interest rate risk related to borrowings under our line of credit is based on a benchmark (Term SOFR) plus a spread of 2.75%. As of December 31, 2023, we had $12.8 million in borrowings outstanding under our revolving line of credit.

Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2023 and 2022. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.
Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2023. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a) Recent Developments
Form 8-K, Item 5.02(e). Compensatory Arrangements of Certain Officers

On March 7, 2024, the Company entered into new employment agreements with each of A.J. Kazimi, our Chief Executive Officer (the “Kazimi Employment Agreement”), Jim Herman, our Executive Vice President National Accounts and Chief Compliance Officer (the “Herman Employment Agreement”), Todd Anthony, our Vice President Organizational Development (the “Anthony Employment Agreement”), Chris T. Bitterman, Vice President Sales and Marketing (the “Bitterman Employment Agreement”) and John M. Hamm, our Vice President, Chief Financial Officer (the “Hamm Employment Agreement”), and together with the Kazimi Employment Agreement, the Herman Employment Agreement, the Anthony Employment Agreement, the Bitterman Employment Agreement and the Hamm Employment Agreement, (the “Employment Agreements”). The Employment Agreements were effective as of January 1, 2024.
Employment Agreements
Each Employment Agreement provides for a salary for services performed, a potential annual bonus and a grant of restricted incentive stock options pursuant to a restricted stock agreement. Under the terms of each Employment Agreement, employment is at-will and may be terminated by the Company at any time, with or without notice and with or without cause. Similarly, each of Mr. Kazimi, Mr. Herman, Mr. Anthony, Mr. Bitterman, and Mr. Hamm may terminate his respective employment with us at any time, with or without notice. The Employment Agreements do not provide for any severance payments in the event employment is terminated for cause nor any severance benefits in the event employment is terminated as a result of death or permanent disability. The Employment Agreements include non-competition, non-solicitation and non-disclosure covenants on the part of employees. The Employment Agreements impose obligations regarding confidential information and state that any discoveries or improvements conceived, developed or otherwise made by the employees, or with others, are deemed our sole property. The Employment Agreements do not contain any termination or change in control provisions.
Kazimi Employment Agreement
Pursuant to the Kazimi Employment Agreement, Mr. Kazimi will serve as the Company’s Chief Executive Officer and will receive a base salary of $702,000.
The foregoing description of the Kazimi Employment Agreement is qualified in its entirety by reference to the Kazimi Employment Agreement, which is included as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated by reference into this Item. The foregoing description of the Kazimi Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Herman Employment Agreement
Pursuant to the Herman Employment Agreement, Mr. Herman will serve as the Company’s Senior Vice President, National Accounts and Chief Compliance Officer and will receive a base salary of $310,000.
The foregoing description of the Herman Employment Agreement is qualified in its entirety by reference to the Herman Employment Agreement, which is included as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated by reference into this Item. The foregoing description of the Herman Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Anthony Employment Agreement
Pursuant to the Anthony Employment Agreement, Mr. Anthony will serve as the Company’s Vice President Organizational Development and will receive a base salary of $286,125.
The foregoing description of the Anthony Employment Agreement is qualified in its entirety by reference to the Anthony Employment Agreement, which is included as Exhibit 10.13 to this Annual Report on Form 10-K and is incorporated by reference into this Item. The foregoing description of the Anthony Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Bitterman Employment Agreement
Pursuant to the Bitterman Employment Agreement, Mr. Bitterman will serve as the Company’s Vice President Sales and Marketing and will receive a base salary of $268,840.
The foregoing description of the Bitterman Employment Agreement is qualified in its entirety by reference to the Bitterman Employment Agreement, which is included as Exhibit 10.14 to this Annual Report on Form 10-K and is incorporated by reference into this Item. The foregoing description of the Bitterman Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
Hamm Employment Agreement
Pursuant to the Hamm Employment Agreement, Mr. Hamm will serve as the Company’s Vice President, Chief Financial Officer and will receive a base salary of $246,240.
The foregoing description of the Hamm Employment Agreement is qualified in its entirety by reference to the Hamm Employment Agreement, which is included as Exhibit 10.15 to this Annual Report on Form 10-K and is incorporated by reference into this Item. The foregoing description of the Hamm Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.
(b) Insider Trading Arrangements and Policies
During the three months ended December 31, 2023, no “director” or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,”as each term is defined in Item 408(a) of Regulation S-K.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accountant Fees and Services), is incorporated by reference from our proxy statement related to our 2024 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 13, 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
(1) Financial Statements
(2)    Financial Statement Schedule

Valuation and Qualifying Accounts	F-39
b. Exhibits

Exhibit Number	Description

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

Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May13, 2022
10.11#	Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10.12#	Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between Jim Herman and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between Todd Anthony and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 7, 2024, effective as of January 1, 2024, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 7, 2024, effective as of January 1, 2024, by and between John M. Hamm and Cumberland Pharmaceuticals Inc.

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

16	Letter to the SEC from FORVIS, LLP, incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2023
21
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of Carr, Riggs & Ingram, LLC

23.2	Consent of FORVIS, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for the Recovery of Previously Awarded Incentive Compensation

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Indicates a management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the U.S. Securities and Exchange Commission upon request, provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended for any document so furnished.
**	Furnished herewith.

Item 16. Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2024.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 12, 2024
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ John M. Hamm	Vice President, Chief Financial Officer	March 12, 2024
John M. Hamm	(Principal Financial and Accounting Officer

/s/ Gordon R. Bernard	Director	March 12, 2024
Gordon R. Bernard

/s/ James R. Jones	Director	March 12, 2024
James R. Jones

/s/ Caroline R. Young	Director	March 12, 2024
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 12, 2024
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 12, 2024
Joseph C. Galante

/s/ Martin S. Brown, Jr.	Director	March 12, 2024
Martin S. Brown, Jr.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cumberland Pharmaceuticals Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 12, 2024

/s/ John M. Hamm
John M. Hamm
Chief Financial Officer
March 12, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee of
Cumberland Pharmaceuticals Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Cumberland Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matter
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
As of December 31, 2023, allowances in accounts receivable for chargebacks, cash discounts, and damaged goods were $0.6 million and the estimated liability for rebates, coupons, product returns, and certain fees were $7.6 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing, and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment, as well as historical experience for estimated market activity. Provisions for product returns are calculated based on the expiration dates of products sold, the window where customers are permitted to return products, and the history of returns for individual products in relation to the sales volume for each product.
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
The primary procedures we performed to address this critical audit matter included:
•Tested management’s process for calculating certain allowances and developed an independent expectation of the reserve balance for the remaining allowances.
•Performed a look back analysis of prior year reserves compared to actual experience in the current year.
•Tested the completeness and accuracy of underlying data used to estimate the accrual by evaluating a service organization from which data was obtained, agreeing sales data used in the calculations to reports that were reconciled to the consolidated financial statements, reconciling various allowance percentages to signed customer contracts, and tracing allowance amounts used by various customers during the year to supporting documentation.

•Evaluated the reasonableness of significant assumptions used by management in the computation of selected allowances, including comparison to historical results and considering recent changes in factors that could influence claims, such as changes in the shelf life of the products.
•Tested the clerical accuracy of individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the consolidated financial statements.
•Compared actual activity for chargebacks, discounts, and damaged goods and rebates, coupons, product returns, and certain fees reported after December 31, 2023, to estimated reserves and accruals on the December 31, 2023, consolidated balance sheet.

/s/ Carr, Riggs & Ingram, LLC
We have served as the Company’s auditor since 2023.
Nashville, Tennessee
March 12, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Cumberland Pharmaceuticals Inc.
Nashville, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Cumberland Pharmaceuticals Inc. (“Company”) as of December 31, 2022, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2022, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
•Evaluated the reasonableness of significant assumptions used by management in the computation of allowances, including comparison to historical results and considering recent changes in factors that could influence the future allowances to be claimed, such as changes in the shelf life of the products.
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

Valuation of Contingent Consideration, Acquired Intangible Assets, and Inventory Associated with Business Combinations
As described in Note 3 to the consolidated financial statements, the Company acquired the U.S. rights to the FDA approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc., the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd. during the year ended December 31, 2022, resulting in the expansion of the Company’s product offerings. This acquisition resulted in additional goodwill of $0.03 million, additional intangible assets of $14.1 million, and contingent liabilities of $5.1 million being recognized on the Company’s consolidated balance sheet. As part of this acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were recorded at fair value as part of the purchase price allocation as of the asset date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.
We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Our principal consideration for this determination included high degree of audit effort, including utilizing individuals with specialized skills, in evaluating management’s significant assumptions including its forecasts of future performance of the component, discount rates and other inputs into the model used in computing the fair value of the intangible asset, acquired inventory, and contingent consideration liability.
The primary procedures we performed to address this critical audit matter included:
a.We obtained an understanding of management’s process for determining the fair value measurements of the contingent consideration, acquired intangible assets and inventory, including reviewing the executed Asset Purchase Agreement documents to gain an understanding of the underlying terms of the consummated acquisition.
b.Evaluated forward-looking assumptions, such as forecasted revenue and earnings used by management by performing procedures that included, but not limited to, comparisons to industry and historical performance data, and sensitivity analysis to assess their reasonableness.
c.Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the contingent consideration, acquired intangible assets, and inventory including:
i.Evaluated the reasonableness of the Company’s third-party valuation models and methodologies, expected cash flow calculations, and reviewed significant assumptions.
ii.Developed an independent calculation of the discount rates used and compared our rates to those used by management.
iii.Prepared an independent calculation of the fair value of the contingent consideration and the intangible assets to test the accuracy of management’s valuation models.
i.Reviewing and evaluating the adequacy of the disclosures made in the Company’s SEC filings.

/s/ FORVIS, LLP
We served as the Company’s auditor from 2020 to 2023.
Nashville, Tennessee
March 13, 2023

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,321,624	$19,757,970
Accounts receivable, net	9,758,176	13,163,681
Inventories, net	4,609,362	9,863,581
Prepaid and other current assets	3,025,248	3,084,978
Total current assets	35,714,410	45,870,210
Non-current inventories	12,804,529	7,527,167
Property and equipment, net	367,903	284,039
Intangible assets, net	22,607,918	30,590,678
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,674,394	5,218,403
Other assets	2,692,921	2,520,661
Total assets	$81,776,075	$92,925,158

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,037,629	$10,819,011
Operating lease current liabilities	348,092	172,910
Other current liabilities	13,596,528	17,587,911
Total current liabilities	27,982,249	28,579,832
Revolving line of credit	12,784,144	16,200,000
Operating lease non-current liabilities	5,296,247	4,586,301
Other long-term liabilities	6,453,566	7,585,019
Total liabilities	52,516,206	56,951,152
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 14,121,833 and 14,366,316 shares issued and outstanding as of December 31, 2023 and 2022, respectively	47,091,602	47,474,973
Accumulated deficit	(17,488,161)	(11,208,841)
Total shareholders’ equity	29,603,441	36,266,132
Noncontrolling interests	(343,572)	(292,126)
Total equity	29,259,869	35,974,006
Total liabilities and equity	$81,776,075	$92,925,158
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2023 and 2022

	2023	2022
Revenues:
Net product revenue	$37,513,492	$40,681,182
Other revenue	2,039,015	1,329,767
Net revenues	39,552,507	42,010,949
Costs and expenses:
Cost of products sold	6,066,611	9,118,521
Selling and marketing	18,451,765	16,660,945
Research and development	5,834,229	6,688,924
General and administrative	10,651,915	10,180,120
Amortization and impairment	8,102,648	5,067,368
Total costs and expenses	49,107,168	47,715,878
Operating loss	(9,554,661)	(5,704,929)
Interest income	286,854	98,405
Other income	2,828,871	—
Other income - settlement	475,000	—
Other income - gain on insurance proceeds	346,800	611,330
Interest expense	(667,861)	(585,995)
Loss before income taxes	(6,284,997)	(5,581,189)
Income tax expense	(45,769)	(68,850)
Net loss	(6,330,766)	(5,650,039)
Net loss at subsidiary attributable to noncontrolling interests	51,446	79,798
Net loss attributable to common shareholders	$(6,279,320)	$(5,570,241)

Loss per share attributable to common shareholders:
Basic	$(0.44)	$(0.38)
Diluted	$(0.44)	$(0.38)
Weighted-average common shares outstanding:
Basic	14,298,774	14,563,592
Diluted	14,298,774	14,563,592
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(6,330,766)	$(5,650,039)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	4,935,954	5,328,113
Impairment loss on intangible assets	3,343,842	—
Amortization of operating lease right-of-use asset	834,500	—
Disposal of assets	20,256	—
Stock-based compensation	365,040	447,503
Decrease in non-cash contingent consideration	(1,253,840)	(2,088,296)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	(124,736)	613,657
Noncash interest expense	15,523	11,237
Noncash gain on RediTrex transaction	—	(37,882)
Gain on receipt of life insurance policies	(346,800)	(611,330)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	3,404,949	(6,115,640)
Inventories, net	(23,143)	911,078
Other current assets and other assets	65,684	689,260
Operating lease liabilities	(1,405,363)	—
Accounts payable and other current liabilities	3,724,174	14,536,076
Other long-term liabilities	(1,131,453)	419,659
Net cash provided by operating activities	6,093,821	8,453,396
Cash flows from investing activities:
Additions to property and equipment	(281,268)	(102,148)
Additions to intangible assets	(171,783)	(1,971,662)
Return of RediTrex	—	1,000,000
Life insurance policy proceeds received	347,356	877,597
Settlement of patent litigation	—	21,757
Cash paid for acquisition	—	(13,500,000)
Net cash used in investing activities	(105,695)	(13,674,456)

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from financing activities:
Borrowings on line of credit	31,475,000	52,900,000
Payments on line of credit	(34,890,856)	(51,700,000)
Payments made in connection with repurchase of common shares	(740,533)	(1,053,042)
Cash settlement of contingent consideration	(3,268,083)	(2,208,744)
Net cash used in financing activities	(7,424,472)	(2,061,786)
Net decrease in cash and cash equivalents	(1,436,346)	(7,282,846)
Cash and cash equivalents, beginning of year	19,757,970	27,040,816
Cash and cash equivalents, end of year	$18,321,624	$19,757,970

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$647,137	$523,161
Income taxes	108,823	3,300
Total cash paid included in measurement of lease liability	804,818	1,011,313
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	$(51,895)	$(1,803,403)
Change in unpaid invoices for offering costs	69,001	(94,689)
Lease liability obtained from right-of-use assets	1,158,367	4,590,978
RediTrex forgiveness of milestone payable	—	(1,000,000)
Return of shares related to RediTrex	—	399,600
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2023 and 2022

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Accumulated deficit	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2021	14,742,754	$48,452,906	$(5,638,600)	$(212,328)	$42,601,978
Net loss	—	—	(5,570,241)	(79,798)	(5,650,039)
Return of common stock - Methotrexate	(180,000)	(399,600)	—	—	(399,600)
Share-based compensation	171,655	447,503	—	—	447,503
Repurchase of common shares	(367,793)	(1,025,836)	—	—	(1,025,836)
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	35,974,006
Net loss	—	$—	(6,279,320)	(51,446)	(6,330,766)
Share-based compensation	157,360	$365,040	—	—	365,040
Repurchase of common shares	(402,143)	$(748,411)	—	—	(748,411)
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization
Cumberland Pharmaceuticals Inc. (“Cumberland,” the “Company,” or as used in the context of “we,” “us,” or “our”) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription products. The Company’s primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that the Company believes can be penetrated effectively by small, targeted sales forces. Cumberland is dedicated to providing innovative products that improve quality of care for patients and address unmet or poorly met medical needs. The Company promotes its approved products through its hospital, field and oncology sales forces in the United States and is establishing a network of international partners to bring its medicines to patients in their countries.
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
The Company’s ownership in CET is now 85% while the remaining interest is owned by WinHealth, Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations were $51,446 and $79,798 for the years ended December 31, 2023 and 2022, respectively.
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
In 2018, Cumberland provided a grant of 50,000 shares of the Company’s common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation. The organization also plans to hold a portion of the shares for long-term appreciation. The Foundation maintains separate financial statements and its ongoing operations do not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. Since 2019, Cumberland has made annual cash contributions to the Foundation. During the years 2023 and 2022, the Company made cash contributions of $40,000 and $25,000, respectively.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates under different assumptions and conditions. The Company’s most significant estimates include: (1) its allowances for chargebacks and accruals for rebates and product returns, (2) the allowances for obsolescent or unmarketable inventory, (3) valuation of contingent consideration liability associated with business combinations and (4) evaluation of continuing utility of intangible assets.
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $1.1 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
Fair Value of Financial Instruments
Fair value of financial assets and liabilities is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company’s fair value measurements follow the appropriate rules as well as the fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
The Company’s contingent consideration liability is a Level 3 fair value measurement that is updated on a recurring basis at each reporting period using a valuation model. Consistent with Level 3 fair value measurements, there are significant inputs to the valuation model that are unobservable.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2023 and 2022, cash equivalents consist primarily of money market funds. The Company monitors concentration of credit risk with the financial institutions in which it conducts business. The Company has cash deposits which fluctuate in excess of federally insured limits throughout the year.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, as well as amounts related to chargebacks and cash discounts. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $0.6 million at December 31, 2023 and 2022.
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
Non-current inventories consist of active pharmaceutical ingredients which typically has an extended life and selected finished good products with extended life longer than one year.

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
In November 2017, the Company filed its Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allows the Company to sell common shares at market prices. The Company filed an updated Form S-3 with the SEC in December 2020 (the “Prior Registration Statement”), which was declared effective in January 2021.
On December 27, 2021, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $19 million. The Company amended the ATM Sales Agreement on December 27, 2021, in order to allow the Company to continue using its ATM feature to sell shares at market prices. This ATM program was under the Prior Registration Statement and is no longer active.
The Company filed an updated Form S-3 with the SEC on December 14, 2023, which was declared effective on December 26, 2023 (the “Current Registration Statement”). The Company intends to enter into an agreement with H.C. Wainwright & Co., LLC to establish a new ATM program under the Current Registration Statement.
The Company has recorded deferred offering costs for payments directly related to the current Shelf Registration on Form S-3 that was completed during December 2021 and December 2023. These costs consist of legal and accounting fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration. The Company did not issue any shares under this ATM during the year ended December 31, 2023.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the initial lease term plus renewal options, if reasonably assured, or the remaining useful life of the asset. Upon retirement or disposal of assets, any gain or loss is reflected as a component of operating loss in the consolidated statement of operations. Improvements that extend an asset’s useful life are capitalized. Repairs and maintenance costs are expensed as incurred.
Intangible Assets and Goodwill
The Company’s intangible assets and goodwill consist of capitalized costs related to product and license rights, patents, trademarks and goodwill obtained in the Vibativ and Sancuso acquisitions. Goodwill is not amortized for financial reporting purposes, but is subject to impairment analysis at least annually.
The cost of acquiring product and license rights are capitalized at fair value at the date of acquisition for products that are approved by the FDA for commercial use. These costs are amortized ratably over the estimated economic life of the product. The economic life is estimated based upon several factors. This includes the term of the license agreement, the patent life or market exclusivity of the product and as well as management’s expectations of continued involvement with the product and the assessment of future sales, the future periods under which the product will be sold and the profitability of the product. This estimate is evaluated on a regular basis during the amortization period and adjusted if appropriate. If there are any changes made to the useful life of the product and license rights, the costs associated with such a change, if any, will be capitalized and amortized over the revised useful life.
Given the delay in identifying a packager for Omeclamox-Pak, the Company has taken a non-cash write down of the related intangible asset of $3.3 million. The financial statements reflect this adjustment as efforts to identify a packager continue.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Trade and Note Receivables
Current Expected Credit Losses (“CECL”) is applicable to all financial assets measured at amortized cost. All financial instruments are evaluated, which principally relates to trade receivables and two notes receivable. CECL requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics of Accounting Standards Codification ("ASC") 326-20-55-5:
•Internal or external credit score/rating
•Risk ratings or classification
•Financial asset type
•Size
•Effective interest rate
•Term
•Geographical location
•Historical or expected credit loss patterns
•Reasonable and supportable forecast periods
The standard requires entities to pool financial assets but allows them to choose which risk characteristics to use. Under the requirements of the guidance, the Company reassesses at the end of each reporting period whether the pool of assets continue to display similar risk characteristics.
With twenty years of experience, Cumberland has experienced virtually no write downs of receivables as most of our receivables are due from large successful pharmaceutical, healthcare or government customers, consistently making payments on account. Although the payment behaviors of all of our customers are consistently reliable, for the sake of transparency, we have separated our customer base into seven separate pools. The Company performs a monthly analysis of aged accounts receivable to determine how much, if any, of the accounts receivable balance should be reserved as potential bad debt. The Company reviews all balances over 90 days past due for a possible reserve and considers any specific factors or information for balances aged under 90 days if there are indicators that the balance should be reserved, such as other aged balances with the customer or bankruptcy as well as any economic issues with a customer, industry or region. The adoption of ASC 326 did not result in a material impact to the Company.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company’s goodwill was acquired in November 2018 with the Vibativ acquisition and in January 2022 with the Sancuso acquisition. As a result, the Vibativ and Sancuso components of the Company are the reporting units evaluated for goodwill impairment. Cumberland determined the fair value of the reporting units through current and future estimated revenue and profitability of the product. The Company recorded no impairment charges during 2022. In 2023, given the delay in identifying a packager for Omeclamox-Pak the Company has taken a non-cash write down of the related intangible assets of $3.3 million, which is included in amortization expense in the statement operations. These intangible assets consisted of product and license rights and trademarks.
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, focuses on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provided for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of $0.2 million convertible note. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license intellectual property from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies.
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
During the year ended December 31, 2023, the Company revised its estimate for rebates related to Sancuso revenues based on additional information related to actual product activities. As a result, the Company recognized additional revenue allowances of $0.6 million for rebates as a change of estimate.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

	2023	2022

Distribution costs	$881,829	$857,842
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2023	2022

Advertising costs	$2,903,741	$2,927,041
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Loss per Share
Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding. Except where the result would be antidilutive, diluted loss per share is calculated by assuming the vesting of unvested restricted stock and the exercise of stock options and warrants and unrecognized compensation costs.
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
Collaborative Agreements
The Company is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through Federal Small Business Administration (SBIR/STTR) and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment discussed in Note 3, related to the Vibativ and Sancuso contingent consideration payments, do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the consolidated statements of operations.
Related Party Transactions
In July 2023, Cumberland named Martin S. Brown Jr. to our Board of Directors. Mr. Brown is an attorney with over 30 years of corporate law experience who brings significant legal, public company, health care and civic experience to our board. The Company relies on several law firms for legal advice, including the firm with which Mr. Brown is affiliated. In 2023 and 2022, the Company paid Mr. Brown’s law firm $0.05 million and $0.04 million, respectively.
Recent Accounting Guidance
Recent Accounting Pronouncements Adopted
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Related to ASU No. 2016-13 discussed above, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief" which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. Certain eligibility requirements must be met and the election must be applied on an instrument-by-instrument basis. The election is not available for either available-for-sale or held-to-maturity debt securities. The Company adopted both ASU 2016-13 and ASU 2019-05 on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adpoted
In November 2023, the FASB issued final guidance intended to improve transparency of segment disclosures, primarily through expanded disclosures for significant segment expenses. The guidance is effective for annual periods beginning in 2024 and interim periods beginning in 2025. Early adoption is permitted. This new guidance will result in incremental disclosures in the notes to the Company’s segment reporting disclosures.
In December 2023, the FASB issued final guidance to improve transparency of income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information. The guidance is effective for 2025 annual reporting. Early adoption is permitted. This new guidance will result in incremental disclosures in the notes to the Company’s income tax disclosures.
(3)    Vibativ®, Sancuso® and RediTrex® Products
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance annually.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Contingent Consideration Liability
Balance at December 31, 2021	$6,515,627
Cash payment of royalty during the period	(1,133,113)
Change in fair value	(2,104,690)
Contingent consideration earned and accrued	876,999
Balance at December 31, 2022	$4,154,823
Cash payment of royalty during the period	(1,018,451)
Change in fair value	(270,485)
Contingent consideration earned and accrued	1,167,486
Balance at December 31, 2023	$4,033,373
The current portion of the contingent consideration liability is $1.7 million and the non-current portion is $2.3 million, as of December 31, 2023.
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
Cumberland has accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The Agreement calls for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. In January 2023, Cumberland made a $1.0 million milestone payment to Kwoya Kirin based on the FDA approval of a manufacturing site for the product. In October 2023, Cumberland made a $0.5 million milestone payment based on the successful transfer of the product’s FDA registration from Kyowa Kirin to Cumberland.
The remaining $2 million in milestone payments are tied to achievement of certain annual sales levels for the product.
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
The acquisition was funded by cash and the Company's revolving credit facility. The fair value for the assets and liabilities assumed using Level 3 fair value inputs were as follows: prepaid expenses of $1.8 million, inventory $2.6 million, goodwill $0.03 million, intangible assets $14.1 million, milestone payable $1.7 million and contingent liability $3.4 million.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

	Contingent Consideration Liability	Contingent Consideration Liability Including Milestone
Balance at January 3, 2022	$3,384,000	$3,946,716
Cash payment of royalty during the period	(1,075,631)	(1,075,631)
Change in fair value	16,394	1,210,678
Contingent consideration earned and accrued	675,237	675,237
Balance at December 31, 2022	$3,000,000	$4,757,000
Cash payment of royalty during the period	(790,632)	(2,249,632)
Change in fair value	(685,355)	(983,355)
Contingent consideration earned and accrued	781,987	781,987
Balance at December 31, 2023	$2,306,000	$2,306,000

The current portion of the contingent consideration liability is $1.3 million and the non-current portion is $1.0 million, as of December 31, 2023.
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
Effective July 12, 2022, the Company entered into an amendment to our agreement with Nordic whereby they may assume responsibility for RediTrex marketing authorization in the U.S. and the opportunity to commercialize the product in the U.S. after June 30, 2023. In accordance with the terms of the amendment, Nordic a) returned the 180,000 restricted Cumberland shares we previously issued to Nordic which were cancelled; b) refunded to Cumberland the milestone payment of $1.0 million we made associated with the brand’s U.S. approval; and c) issued a credit note in favor of the Company in the amount of $1.0 million for the unpaid milestone payment due from us for launch of the product line all in 2023. Cumberland will receive a long-term royalty on any Nordic sales of the product.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)    Revenues
Product Revenue
The Company’s net product revenues consisted of the following for the years ended December 31:

	2023	2022
Products:
Kristalose	$15,981,850	$15,205,155
Vibativ	8,812,692	7,487,462
Sancuso	8,096,788	13,205,603
Caldolor	4,333,923	4,827,200
Acetadote	458,759	501,040
Omeclamox-Pak	20,030	29,145
Vaprisol	151,336	(447,697)
RediTrex	(341,886)	(126,726)
Total net product revenues	$37,513,492	$40,681,182
Other Revenues
The Company has agreements with international partners for commercialization of the Company’s products with associated payments included in other revenues. Those agreements provide that each of the partners is responsible for seeking regulatory approvals for the product, and following approval, each partner will be responsible for the ongoing distribution and sales in the respective international territories. The Company provides a dossier for product registration and maintains responsibility for the relevant intellectual property. Cumberland is typically entitled to receive a non-refundable, up-front payment at the time each agreement is executed as consideration for the product dossier and for the rights to the distinct intellectual property rights in the respective international territory. These agreements also typically provide for additional payments upon a partner’s achievement of a defined regulatory approval and sales milestones. The Company may also be entitled to receive royalties on future sales of the products and a transfer price on supplies. The contractual payments associated with the partner’s achievement of regulatory approvals, sales milestones and royalties on future sales are recognized as revenue upon occurrence, or at such time that the Company has a high degree of confidence that the revenue would not be reversed in a subsequent period.
In the second quarter of 2023, the Company received $1 million relating to a litigation settlement based on two $500,000 milestone payments due to us for the license associated with our Vibativ product that is included in other revenue for the year ended December 31, 2023.
Other revenues includes funding from federal grant programs including those secured from the FDA and from those secured by CET through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.4 million and $0.2 million for the year ended December 31, 2023 and 2022,respectively.
Other revenues also includes lease income generated by CET’s Life Sciences Center. It is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 15 - Leases, was approximately $0.5 million for the years ended December 31, 2023 and 2022.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(5)    Inventories, Net
The Company's net inventories consisted of the following as of December 31:

	2023	2022
Raw materials	$12,619,092	$12,899,659
Consigned inventory	149,701	168,923
Finished goods, net of reserve	4,645,098	4,322,167
Total inventories	17,413,891	17,390,748
less non-current inventories	(12,804,529)	(7,527,167)
Total inventories classified as current	$4,609,362	$9,863,581
The Company's non-current inventories consisted of the following as of December 31:

	2023	2022
Vibativ - raw materials	$6,611,426	$7,138,936
Vibativ - finished goods	810,454	—
Kristalose - raw materials	3,263,515	—
Vaprisol - raw materials	1,170,641	—
Caldolor - finished goods	67,307	—
Sancuso - raw materials	574,502	—
Study drug - raw materials	203,383	256,474
Study drug - finished goods	—	131,757
Other products	103,300	—
Total non-current inventory	$12,804,529	$7,527,167
The Company purchases the active pharmaceutical ingredient (“API”) for Kristalose and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory. As part of the Vibativ acquisition, the Company acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition. Consigned inventory represents Authorized Generic inventory stored with Padagis until shipment.
At December 31, 2023, there were no cumulative obsolescence or discontinuance losses necessary to recognize. At December 31, 2022, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.5 million.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2023	2022

Computer equipment	3 – 5 years	$499,557	$465,508
Office equipment	3 – 15 years	771,667	746,602
Furniture and fixtures	5 – 15 years	533,778	369,365
Leasehold improvements	3 – 15 years, or remaining lease term	800,974	787,749
Total property and equipment, gross		2,605,976	2,369,224
Less: accumulated depreciation and amortization		(2,238,073)	(2,085,185)
Total property and equipment, net		$367,903	$284,039
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2023	2022

Depreciation expense	$177,148	$260,745
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31, 2023 and 2022.

	2023	2022

Product and license rights	$43,250,341	$49,668,141
Less: accumulated amortization	(22,755,543)	(21,891,974)
Total product and license rights	20,494,798	27,776,167
Patents	10,712,405	10,610,228
Less: accumulated amortization	(8,819,287)	(8,051,018)
Total patents	1,893,118	2,559,210
Trademarks	413,775	397,974
Less: accumulated amortization	(193,773)	(142,673)
Total trademarks	220,002	255,301
Total intangible assets	$22,607,918	$30,590,678

Goodwill	$914,000	$914,000
Product and license rights include assets associated with the Company’s acquired products, including those discussed in Note 3, Vibativ and Sancuso.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
During 2023 and 2022, the Company recorded an additional $0.1 million and $0.2 million, respectively, in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2023	2022

Amortization and impairment expense	$8,102,648	$5,067,368
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2024	$4,304,157
2025	4,245,825
2026	3,859,206
2027	3,452,780
2028 and thereafter	6,745,950
$22,607,918
(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

	2023	2022

Rebates, product returns, administrative fees and service fees	$7,579,783	$8,347,214
Employee wages and benefits	1,197,832	1,440,859
Sancuso related liabilities	827,813	2,226,725
Current portion of accrued contingent consideration	2,424,000	3,006,310
Studies accrual	385,266	400,702
Accrued inventory purchases	—	609,621
Current deferred charges	220,402	614,551
Other	961,432	941,929
Total other current liabilities	$13,596,528	$17,587,911
Other long-term liabilities consisted of the following at December 31:

	2023	2022

Non-current portion of accrued contingent consideration	$3,284,672	$4,931,513
Deferred compensation	2,894,894	2,522,506
Other	274,000	131,000
Total other long-term liabilities	$6,453,566	$7,585,019

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(9)    Debt
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a three year term expiring on October 1, 2026. The interest rate is based on a benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
As of December 31, 2023 and December 31, 2022, the Company had $12.8 million and $16.2 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 8.125% at December 31, 2023. In 2022, under a previous agreement with Pinnacle Bank, the applicable interest rate was based on LIBOR plus an interest rate spread and was 6.75% at December 31, 2022.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2023 and 2022, there was no preferred stock outstanding.
(c)    Common Stock
During 2023 and 2022, the Company issued 157,360 shares and 171,655 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. There were no option exercise transactions during 2023 and 2022.
(d)    Share Repurchases
The Company currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The Company repurchased 402,143 shares and 367,793 shares of common stock for approximately $0.7 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively. There remains approximately $3 million available under the current repurchase program available for share repurchases at December 31, 2023.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(11)    Loss Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted loss per share for the years ended December 31:

	2023	2022

Numerator:
Net loss	(6,330,766)	(5,650,039)
Net loss at subsidiary attributable to noncontrolling interests	51,446	79,798
Net loss attributable to common shareholders	$(6,279,320)	$(5,570,241)
Denominator:
Weighted-average shares outstanding – basic	14,298,774	14,563,592
Weighted-average shares outstanding – diluted	14,298,774	14,563,592
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2023	2022

Anti-dilutive shares and options	452,224	227,050

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2023	2022

Deferred Tax Assets
Net operating loss and tax credits	$15,427,801	$16,164,754
Property and equipment and intangibles	71,990	264,653
Operating lease liabilities	1,307,178	1,121,800
Intangible assets	2,337,091	866,942
Capitalized research cost	2,208,093	1,481,455
Allowance for accounts receivable	147,919	145,803
Reserve for expired product	616,979	654,148
Inventory	185,189	217,025
Deferred charges	937,935	1,156,150
Cumulative compensation costs incurred on deductible equity awards	176,926	635,989
Total deferred tax assets	23,417,101	22,708,719

Deferred Tax Liabilities
Operating lease right-of-use assets	(1,547,773)	(1,150,935)
Intangible assets	—	—
Net deferred tax assets, before valuation allowance	21,869,328	21,557,784
Less: deferred tax asset valuation allowance	(21,869,328)	(21,557,784)
Net deferred tax assets	$—	$—
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2023:

Years of expiration	Federal	State

2024	$—	$30,756,304
2025-2042	45,709,390	28,333,628
Indefinite Period	6,405,835	473,278
Total federal and state net operating loss carryforwards	$52,115,225	$59,563,210

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax expense includes the following components for the years ended December 31:

	2023	2022
Current:
Federal	$—	$—
State and other	45,769	68,850
Total current income tax expense	45,769	68,850

Deferred:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense	$45,769	$68,850
The Company’s effective income tax rate for 2023 and 2022 reconciles with the federal statutory tax rate as follows:

	2023	2022
Federal tax expense at statutory rate	$21.00	$21.00
State income tax expense (net of federal income tax benefit)	(0.58)	2.11
Permanent differences associated with general business credits	0.80	—
Change in valuation allowance	(4.96)	(21.76)
Other permanent differences	(6.51)	(2.58)
Expiring tax credits	(3.32)	—
Deferred True-ups	(7.16)	—
Net loss tax expense	$(0.73)	$(1.23)
The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets are fully offset with a valuation allowance as of the periods ended December 31, 2023 and 2022.
As of December 31, 2023, the Company has general business credit carryforwards of $1.3 million. These credit carryforwards will expire in years 2024 through 2044.

Years of expiration	Federal
2024	$18,370
2025-2044	1,322,531
Total federal and state credit carryforwards	$1,340,901
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations.
The Company is no longer subject to U.S. federal tax examinations for tax years before 2020, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2020. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2020 remain subject to examination and adjustment. The Company has no unrecognized tax benefits in 2023 and 2022.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(13)    Stock-Based Compensation Plans
The Company has grants outstanding under two equity compensation plans. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan") and the 2007 Directors’ Incentive Plan (the "Directors’ Plan"), which were approved by shareholders, superseded the 1999 Stock Option Plan. Both plans are available for future grants of equity compensation awards to employees, consultants and directors. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 3.2 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan. As of December 31, 2023, the Company had 933,517 shares available for future grants under the 2007 Plan and 130,507 shares available under the Directors’ Plan.
The exercise price of stock options is generally 100% of the fair market value of the underlying common stock on the grant date, except for incentive stock options granted to 10% shareholders, which the exercise price is no less than 110% of the fair market value. The maximum contractual term of stock options is ten years from the grant date, except for incentive stock options granted to 10% shareholders, which is no more than five years.
During 2011, the Company began issuing shares of restricted stock with no exercise price to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the grant date. Restricted stock issued to directors vests on the one year anniversary of the grant date.
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense was $0.4 million for the years ended December 31, 2023 and 2022.
At December 31, 2023, there was approximately $0.5 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.85 years.
Stock Options
Stock options activity was as follows:

	Number of option shares	Weighted- average exercise price	Weighted-average remaining contractual term

Outstanding, December 31, 2021	170,600	3.33
Granted	178,950	2.68
Exercised	—	—
Forfeited/canceled	(29,900)	2.98
Outstanding, December 31, 2022	319,650	$3.00	6.15
Granted	192,750	2.06
Exercised	—	$—
Forfeited/canceled	(25,150)	$2.55
Outstanding, December 31, 2023	487,250	$2.65	5.59
The weighted-average grant-date fair value of options granted during the years 2023 and 2022 was 1.16 and 1.29, respectively. No options were vested and exercisable at December 31, 2023. The aggregate intrinsic value of options outstanding was minimal.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The fair value of stock options is calculated using the Black-Scholes (“Black-Scholes-Merton”, or “BSM”) option-pricing model on the grant date. Since 2012, the Company had been issuing Restricted Share Awards where the grant date Fair Value (“FV”) equaled the closing share price. The assumptions used in the Black-Scholes valuation to determine the FV of stock options were as follows at December 31:

	2023	2022

Expected term (in years)	5.71	5.88
Expected volatility	65.87%	54.38%
Risk free interest rate	3.45%	2.29%
Expected dividend yield	—	—
•Expected Term - The Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.
•Expected volatility - Based on the Company’s historical stock price volatility.
•Risk Free rate - The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
•Expected dividend yield - The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted-average grant-date fair value

Nonvested, December 31, 2021	568,181	5.17
Granted	65,225	2.59
Vested/released	(171,655)	6.42
Forfeited/canceled	(66,000)	4.67
Nonvested, December 31, 2022	395,751	$4.29
Granted	34,250	1.93
Vested/released	(157,360)	5.73
Forfeited/canceled	(12,075)	3.63
Nonvested, December 31, 2023	260,566	$3.14
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the grant date. The fair value of restricted stock awards that vested during the years 2023 and 2022 was $0.3 million and $0.5 million, respectively. At December 31, 2023, there was approximately $0.2 million of unrecognized compensation costs related to restricted stock awards, which is expected to be recognized over a weighted-average period of less than a year. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2023 and 2022, the Company contributed approximately $0.08 million and $0.06 million, respectively, in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheets, was $2.9 million and $2.5 million as of December 31, 2023 and 2022, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.4 million and $2.3 million as of December 31, 2023 and 2022, respectively.
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
On October 24, 2022, the CET lease with The Gateway to Nashville, LLC provided the notice of exercise to extend the lease for five years. The lease is for approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee where CET operates the CET Life Sciences Center.The wet laboratory and office space is leased through April 2028. The Company also subleases a portion of the space under this lease.
Also included within the right-of-use assets are start up expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation (“Nephron”). These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of December 31, 2023, the value of this asset was $1.0 million.
Rent expense is recognized over the expected term of the lease on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income as follows for the years ended December 31:

	2023	2022

Rent expense	$1,304,865	$1,159,695

Sublease income	$544,138	$529,411
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at October 25, 2022 and May 1, 2023. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms.
The weighted-average remaining lease term for the Broadwest and Gateway leases is 10.42 years and 12.69 years for the years ended December 31, 2023 and 2022, respectively.. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments of both leases is 9.40% and 9.24% for the years ended December 31, 2023 and 2023, respectively.
Lease Position
At December 31, 2023 and 2022, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$6,674,394	$5,218,403

Lease Liabilities	December 31, 2023	December 31, 2022
Operating lease current liabilities	$348,092	$172,910
Operating lease non-current liabilities	5,296,247	4,586,301
Total	$5,644,339	$4,759,211

Cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.3 million and will be paid through the leases ending in April 2024. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2023	Operating Leases
2024	$863,320
2025	836,100
2026	909,911
2027	934,180
2028	740,791
After 2028	4,847,400
Total minimum lease payments	9,131,702
Less: Interest	(3,487,363)
Present value of lease liabilities	$5,644,339

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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2023	2022

Customer 1	29%	22%
Customer 2	26%	29%
Customer 3	24%	24%
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 62.3% and 51.8% at December 31, 2023 and 2022, respectively.
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
(19)    Commitments and Contingencies
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
Specifically, the Agreement requires the Defendants to, among other things, make a $500,000 payment to the Company within 30 days following the first filing of an sNDA in relation to the Product (as defined by the Agreement) and a $500,000 payment to the Company following the approval of the first sNDA in relation to the Product.
After Defendants disclosed the domiciles of its limited partners to the Company, as required by the Court, on October 24, 2022, the action for breach of contract was refiled in the Supreme Court of the State of New York, County of New York (Index No. 654234/2022) on November 7, 2022.
The complaint alleges that, despite the Defendants filing an NDA and sNDA for the Product and receiving FDA approval for both applications, the Defendants failed to make the required total of $1 million in milestone payments to the Company. The Company was seeking damages in the amount of no less than $1 million, pre- and post-judgment interest under N.Y. C.P.L.R. § 5001, costs, and such further relief as the court deems just and proper.
On April 18, 2023 the state court ruled in favor of the Company. On June 16, 2023, the Company received consideration related to the breach of contract action with the Defendants that finalized a settlement agreement that was entered into by the Company and the Defendants to close the case.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(20)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2023 and 2022:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2023:
Net revenues	$9,224,638	$10,888,877	$10,085,926	$9,353,066	$39,552,507
Operating income (loss)	(1,531,678)	22,859	(1,866,603)	(6,179,239)	(9,554,661)
Net income (loss)	172,286	862,154	(1,063,219)	(6,301,987)	(6,330,766)
Net income (loss) attributable to common shareholders	192,184	872,200	(1,049,298)	(6,294,406)	(6,279,320)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$0.01	$0.06	$(0.07)	$(0.44)	$(0.44)

Diluted	$0.01	$0.06	$(0.07)	$(0.44)	$(0.44)

2022:
Net revenues	$11,175,045	$10,299,152	$11,413,072	$9,123,680	$42,010,949
Operating loss	(1,291,999)	(1,846,538)	(288,588)	(2,277,804)	(5,704,929)
Net loss	(1,402,433)	(1,364,666)	(423,226)	(2,459,714)	(5,650,039)
Net loss attributable to common shareholders	(1,385,253)	(1,335,620)	(408,639)	(2,440,729)	(5,570,241)
Loss per share attributable to common shareholders (1)
Continuing operations - basic	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)

Continuing operations - diluted	$(0.09)	$(0.09)	$(0.03)	$(0.17)	$(0.38)

(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2023 and 2022.

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2022	340,964	6,673,104	—	(6,417,977)		596,091
2023	596,091	5,953,142	—	(5,969,671)	(1)	579,562

Valuation allowance for deferred tax assets:
For the years ended December 31:
2022	19,761,922	1,795,862	—	—		21,557,784
2023	21,557,784	311,544	—	—		21,869,328

(1) Composed of actual returns and credits for chargebacks and cash discounts.