Form 10-Q
period 2024-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2024-05-10
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,191,229 shares of common stock as of May 6, 2024.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,548,485	$18,321,624
Accounts receivable, net	10,647,267	9,758,176
Inventories, net	4,327,526	4,609,362
Prepaid and other current assets	2,682,673	3,025,248
Total current assets	36,205,951	35,714,410
Non-current inventories	12,915,896	12,804,529
Property and equipment, net	369,499	367,903
Intangible assets, net	21,522,441	22,607,918
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,521,088	6,674,394
Other assets	3,060,643	2,692,921
Total assets	$81,509,518	$81,776,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,075,764	$14,037,629
Operating lease current liabilities	362,244	348,092
Other current liabilities	12,987,372	13,596,528
Total current liabilities	26,425,380	27,982,249
Revolving line of credit	16,084,144	12,784,144
Operating lease non-current liabilities	5,200,148	5,296,247
Other long-term liabilities	6,610,294	6,453,566
Total liabilities	54,319,966	52,516,206
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,159,954 and 14,121,833 shares issued and outstanding as of March 31, 2024 and December 31, 2023 , respectively	46,923,757	47,091,602
Accumulated deficit	(19,434,424)	(17,488,161)
Total shareholders’ equity	27,489,333	29,603,441
Noncontrolling interests	(299,781)	(343,572)
Total equity	27,189,552	29,259,869
Total liabilities and equity	$81,509,518	$81,776,075

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2024	2023
Net revenues	$8,497,701	$9,224,638
Costs and expenses:
Cost of products sold	1,575,542	1,250,264
Selling and marketing	4,154,588	4,277,318
Research and development	1,158,253	1,499,670
General and administrative	2,367,907	2,498,993
Amortization	1,110,661	1,230,071
Total costs and expenses	10,366,951	10,756,316
Operating loss	(1,869,250)	(1,531,678)
Interest income	96,746	50,190
Other income	—	1,847,065
Interest expense	(118,526)	(186,353)
Income (loss) before income taxes	(1,891,030)	179,224
Income tax expense	(11,442)	(6,938)
Net income (loss)	(1,902,472)	172,286
Net (income) loss at subsidiary attributable to noncontrolling interests	(43,791)	19,898
Net income (loss) attributable to common shareholders	$(1,946,263)	$192,184
Earnings (loss) per share attributable to common shareholders
- basic	$(0.14)	$0.01
- diluted	$(0.14)	$0.01
Weighted-average shares outstanding
- basic	14,098,022	14,359,322
- diluted	14,098,022	14,587,843

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,902,472)	$172,286
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,150,685	1,255,675
Amortization of operating lease right-of-use assets	285,184	172,209
Share-based compensation	78,754	90,156
Decrease in non-cash contingent consideration	(230,430)	(267,637)
Increase in cash surrender value of life insurance policies over premiums paid	(129,217)	(30,799)
Increase in noncash interest expense	3,810	4,296
Gain on receivable of FDA fees	—	(1,847,065)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,066,410)	481,613
Inventories	170,469	(323,557)
Other current assets and other assets	205,619	383,612
Operating lease liabilities	(213,825)	127,137
Accounts payable and other current liabilities	(645,542)	(1,105,263)
Other long-term liabilities	156,728	(530,872)
Net cash used in operating activities	(2,136,647)	(1,418,209)
Cash flows from investing activities:
Additions to property and equipment	(41,621)	(107,260)
Additions to intangible assets	(16,565)	(67,193)
Net cash used in investing activities	(58,186)	(174,453)
Cash flows from financing activities:
Borrowings on line of credit	11,000,000	8,000,000
Payments on line of credit	(7,700,000)	(8,127,714)
Cash settlement of contingent consideration	(630,701)	(1,464,311)
Payments made in connection with repurchase of common shares	(247,605)	(187,117)
Net cash provided by (used in) financing activities	2,421,694	(1,779,142)
Net increase (decrease) in cash and cash equivalents	226,861	(3,371,804)
Cash and cash equivalents at beginning of period	$18,321,624	$19,757,970
Cash and cash equivalents at end of period	$18,548,485	$16,386,166
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

See accompanying Notes to Condensed Consolidated Financial Statements.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2023, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”). The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued final guidance intended to improve transparency of segment disclosures, primarily through expanded disclosures for significant segment expenses. The guidance is effective for annual periods beginning in 2024 and interim periods beginning in 2025. Early adoption is permitted. This new guidance will result in incremental disclosures in the notes to the Company’s segment reporting disclosures. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.
In December 2023, the FASB issued final guidance to improve transparency of income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information. The guidance is effective for 2025 annual reporting. Early adoption is permitted. This new guidance will result in incremental disclosures in the notes to the Company’s income tax disclosures. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2024. We are currently evaluating the potential impact of adopting this standard on our disclosures.
Accounting Policies
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
Trade and Note Receivables Policy
Management evaluates the application of Current Expected Credit Losses (CECL) to all of its financial instruments including trade and note receivables. CECL is applicable to all financial instruments measured at amortized cost. Therefore for the Company, this principally relates to trade receivables and two notes receivable. CECL also requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics of Accounting Standards Codification ("ASC") (326-20-55-5):
a.Internal or external credit score/rating
b.Risk ratings or classification
c.Financial asset type
d.Size
e.Effective interest rate
f.Term
g.Geographical location
h.Historical or expected credit loss patterns
i.Reasonable and supportable forecast periods

The standard requires entities to pool financial assets but allows them to choose which risk characteristics to use. Under the requirements of the guidance, the Company reassesses at the end of each reporting period whether the pool of assets continues to display similar risk characteristics.
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
(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(1,946,263)	$192,184
Denominator:
Weighted-average shares outstanding – basic	14,098,022	14,359,322
Dilutive effect of other securities	—	228,521
Weighted-average shares outstanding – diluted	14,098,022	14,587,843

As of March 31, 2024 and 2023, restricted stock awards and options to purchase 496,859 and 331,338 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Products:
Kristalose	$3,195,609	$4,315,128
Sancuso	1,827,769	1,886,793
Vibativ	1,605,489	1,848,187
Caldolor	1,470,699	935,043
Acetadote	80,203	169,856
Vaprisol	8,662	16,008
Omeclamox-Pak	(1,615)	(2,518)
RediTrex	35,556	(141,045)
Other revenue	275,329	197,186
Total net revenues	$8,497,701	$9,224,638
There was no Omeclamox-Pak net revenue for the first quarter of 2024 due to our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. As we have not been able to identify an alternative site to package the product, we decided to discontinue the sales of Omeclamox-Pak and expense the remaining brand intangible assets in late 2023. For the three months ended March 31, 2024 and 2023, the amounts noted resulted from normal adjustments by channel partners.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturer, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved by the manufacturer, we will then resubmit our application for their facility to the FDA for approval. Meanwhile, we have been working with them to support a special, interim supply of compounded product for critically ill patients, which they introduced to the market in late 2023. For the three months ended March 31, 2024, the amounts reflected our share of sales of the compounded product. For the three months ended March 31, 2023, net revenue was impacted by product return and accrual adjustments.
Based on an amendment to the agreement between the Company and Nordic Group B.V. ("Nordic"), effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic and the Company will receive a long-term royalty on any Nordic sales of the product in the future. For the three months ended March 31, 2024 and 2023, the revenue amounts represented normal adjustments by channel partners and accrual adjustments.
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

Other revenues include funding from federal grant programs including those secured from the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.1 million for the three months ended March 31, 2024 and 2023.
Other revenues also include lease income generated by CET’s Life Sciences Center. It is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2024 and December 31, 2023, there were no cumulative obsolescence and discontinuance losses necessary.
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
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.

At March 31, 2024 and December 31, 2023, the Company's net inventories consisted of the following:

	March 31, 2024	December 31, 2023

Raw materials and work in process	$12,772,140	$12,619,092
Consigned inventory	231,264	149,701
Finished goods	4,240,018	4,645,098
Total inventories	17,243,422	17,413,891
less non-current inventories	(12,915,896)	(12,804,529)
Total inventories classified as current	$4,327,526	$4,609,362
At March 31, 2024 and December 31, 2023, the Company's non-current inventories consisted of the following:

	March 31, 2024		December 31, 2023

Vibativ Raw Materials	$6,611,426		$6,611,426
Kristalose Raw Materials	3,213,387		3,263,516
Vaprisol Conivaptan Raw Materials	1,173,442		1,170,641
Sancuso Raw Materials	578,804		574,502
Caldolor Raw Materials	31,489		—
Acetadote Raw Materials	25,048		33,678
Study Drug Ifetroban Raw Materials	203,383		203,383
Vibativ Finished Goods	955,969		810,454
Caldolor Finished Goods	53,326		67,307
Omeclamox	69,622		69,622
Total inventories classified as non-current	$12,915,896	12915896	$12,804,529

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
On October 24, 2022, the CET lease with The Gateway to Nashville, LLC provided the notice of exercise to extend the lease for five years. The lease is for approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee where CET operates the CET Life Sciences Center. The wet laboratory and office space is leased through April 2028. The Company also subleases a portion of the space under this lease.
Also included within the right-of-use assets are start up expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation (“Nephron”) for our Vaprisol product. These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of March 31, 2024, the value of this lease was $0.9 million.

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
The weighted-average remaining lease term for the Broadwest and Gateway leases is 10.2 years and 12.6 years at March 31, 2024 and March 31, 2023, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments is 9.40% for the Broadwest lease and 9.24% for the remaining CET lease.
Lease Position
At March 31, 2024 and December 31, 2023, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$6,521,088	$6,674,394

Lease Liabilities	March 31, 2024	December 31, 2023
Operating lease current liabilities	$362,244	$348,092
Operating lease non-current liabilities	5,200,148	5,296,247
Total	$5,562,392	$5,644,339
As of March 31, 2024, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2024	Operating Leases
2024	649,494
2025	836,100
2026	909,911
2027	934,180
2028	740,791
After 2028	4,847,401
8,917,877
Less: Interest	3,355,485
Present value of lease liabilities	$5,562,392
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2024	2023
Rent expense	$355,064	$234,863

Sublease income	$155,683	$115,631

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2024 and March 31, 2023, the Company repurchased 125,870 shares and 86,829 shares of common stock for approximately $0.2 million, respectively. At March 31, 2024, there remains approximately $2.8 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's March 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. As of March 31, 2024, there were no shares purchased through these trading plans as the purchases will begin in June 2024.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. The Company intends to continue an ATM feature through H.C. Wainwright & Co., LLC, that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the three months ended March 31, 2024.
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2024 and March 31, 2023, the Company issued 50,500 shares and 28,250 shares of restricted stock, respectively, to employees, advisors and directors. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2024 and 2023, the Company also issued 187,600 and 183,250 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2034 and 2033, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the three months ended March 31, 2024, we recorded a credit of $0.01 million to stock compensation expense related to the forfeiture of unvested restricted stock awards and incentive stock options.
Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement ("Loan Agreement") with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
As of March 31, 2024 and December 31, 2023, the Company had $16.1 million and $12.8 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 8.125% at March 31, 2024.

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
(7) INCOME TAXES
As of March 31, 2024, the Company has approximately $52.1 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
(8) COLLABORATIVE AGREEMENTS
Cumberland is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through Federal Small Business Administration (SBIR/STTR) and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment discussed in Note 10, related to Vibativ and Sancuso contingent consideration payments, do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the condensed consolidated statements of operations.
(9) COMMITMENTS AND CONTINGENCIES
The company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

(10) PRODUCT ACQUISITIONS AND RETURN OF PRODUCT RIGHTS
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

Balance at December 31, 2023	$4,033,373
Cash payment of royalty during the period	(394,426)
Change in fair value of contingent consideration included in operating expenses	28,072
Contingent consideration earned and accrued in operating expenses	—
Balance at March 31, 2024	$3,667,019

The contingent consideration liability of $3.7 million was accounted for as $1.2 million of other current liabilities and $2.5 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
The remaining $2.0 million in milestones are tied to achievement of certain annual sales levels for the product.

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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2023	$2,306,000
Cash payment of milestones and royalty during the period	(236,275)
Change in fair value of contingent consideration included in operating expenses	(258,502)
Contingent consideration earned and accrued in operating expenses	182,777
Balance at March 31, 2024	$1,994,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $2.0 million was accounted for as $1.2 million of current liabilities and $0.8 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2024.
RediTrex
On July 12, 2022, the Cumberland entered into an amendment to the agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” of our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States, while we continue to build a network of international partners to register and provide our medicines to patients in their countries.
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy (“DMD”), a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications (“INDs”) have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
Cumberland has built core competencies for the acquisition, development and U.S. commercialization of pharmaceutical products, and we believe we can leverage this existing infrastructure to support our growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
Our business development team identifies, evaluates, and negotiates product acquisition, licensing and co- promotion agreements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our brands. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability and delivery of our product.

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the FDA in the United States. We are also continuing to build international partnerships to bring our medicines to patients in other countries. We also look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. We actively pursue opportunities to acquire additional marketed brands as well as late-stage development product candidates in our target medical specialties. Our clinical team is also developing a pipeline of new product candidates to address poorly met medical needs.
We are supplementing these activities with the earlier-stage drug development at Cumberland Emerging Technologies (“CET”), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland can further develop and commercialize.
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
•Selectively adding complementary brands. In addition to our product development activities, we are also seeking to acquire approved brands or late-stage development product candidates to continue to build our portfolio. We seek under-promoted, FDA-approved drugs as well as late-stage development products that can improve patient care. We will continue to target product acquisition candidates that are competitively differentiated and have valuable intellectual property or other protective features. Our acquisitions of Vibativ and Sancuso are examples of the implementation of this strategy.
•Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing through our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with the early-stage drug development activities with CET.
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We also look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the U.S.
•Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, that focus on the U.S. market for our products. We are also building a network of select international partners to register our products and make them available to patients in their countries. We will continue to develop and expand our network of international partners, while supporting our existing partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues, to deliver positive cash flow from operations. We seek to maintain favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
Caldolor Special Report
We are implementing a strategy to increase awareness of our products and their attributes throughout the medical community. In March, a Special Report featuring Caldolor was published in Anesthesiology News, General Surgery News and Pharmacy Practice News. This new publication presented the growing amount of data supporting the use of our Caldolor (ibuprofen) injection as a standard of care for the treatment of pain and fever. The reports noted that as part of a comprehensive developmental plan, our intravenous ibuprofen was studied in various treatment areas, including surgical pain, fever and nonsurgical acute pain. The results, which are highlighted in the report, demonstrate that the product is a safe and effective treatment for pain and fever in adults, children and infants as young as 3 months of age.
Pain management has become one of the most common health care problems. As this Special Report states, comprehensive multimodal pain regimens have become key in preventing pain and optimizing pain control, while minimizing the need for opioids. A non-steroidal anti-inflammatory drug, such as Caldolor, can provide a cornerstone for many treatment paradigms, and we are encouraged by the substantial database emerging from our studies in patients of all ages.
Federal NOPAIN Act
We announced in April 2023 that we expect that Caldolor will be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.
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
The reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025 and January 1, 2028. It is anticipated that in 2024, Centers for Medicare & Medicaid Services (“CMS”) will issue regulations implementing the NOPAIN Act and detailing the conditions for, and amount of, the separate reimbursement.
In the Medicare Hospital Outpatient Prospective Payment System Proposed Rule, the CMS requested that manufacturers with potentially applicable non-opioid products submit comments and supporting clinical evidence regarding products that should be eligible for separate payment. We submitted a comment letter along with the requisite clinical information to the CMS in September 2023 explaining why Caldolor should be included and separately reimbursed. We now await information from CMS regarding the reimbursement status and price for the product.
New Manufacturing & Supplies of Sancuso
After acquiring U.S. rights to Sancuso, we successfully completed the transition from Kyowa Kirin to Cumberland in 2023, including the NDA transfer. A new facility was approved by the FDA for Sancuso and we have completed the manufacturing of Cumberland-packaged product there. We will begin shipping these new supplies of our Cumberland-branded product this year. We are supporting the product through our expanded oncology sales division to help cancer patients by addressing certain side effects associated with their chemotherapy treatments.
Vaprisol Supply Update
Demand for our Vaprisol product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. In 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing and distribution partner, Nephron Pharmaceuticals (“Nephron”), is working with the FDA to address several Form 483 and warning letter issues in a timely manner.
As we await FDA approval for making the branded product there, Nephron is providing a special supply of compounded product in support of critically ill patients. The companies will share in the sales of this compounded product. Vaprisol is the first and only intravenously administered vasopressin receptor antagonist. It is used to raise serum sodium levels in hospitalized patients with hyponatremia, the most common electrolyte disorder among such patients.

Omeclamox-Pak Supply Update
The packager for Omeclamox-Pak encountered financial difficulties in 2020 due to the impact of the COVID-19 pandemic, and their operations were suspended. As a result, we depleted our inventory of the product and notified the FDA that it is currently unavailable. As we have not been able to identify an alternative site to package the product, we decided to discontinue it and expense the remaining brand intangible assets in late 2023.
International Agreements
We continue to support our international partners in their efforts to register Vibativ in their countries.
In late 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk has obtained approval for Vibativ in Saudi Arabia and we are now in discussions with them regarding their plans for the product in that country.
Also in 2022, we entered into an agreement with D.B. Pharm to register and commercialize our Vibativ product in South Korea. D.B. Pharm also distributes our Caldolor product there. They filed for the approval of Vibativ in November 2022 and we have been supporting their efforts through the review process of their application in the country. The Korean regulatory authorities did not approve the submission, and indicated that additional manufacturing information will be required, which we will work with D.B. Pharm to address.
Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with the review of that submission. They are working toward the approval and believe that there is significant potential for Vibativ in their country.
In April 2024, we terminated our license and commercialization agreement with Verity Pharmaceuticals for Vibativ in Puerto Rico due to material default.
Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor antagonist, in a series of clinical studies. It has now been dosed in nearly 1,400 subjects and has been found to be safe and well tolerated in healthy volunteers and various patient populations. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in patients with 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. This third program is our newest, with enrollment now underway.
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
Summary
We are dedicated to our mission of working together to provide unique products that improve the quality of patient care – which we have pursued by building a portfolio of FDA-approved brands with outstanding safety and efficacy profiles that can make a difference in patients’ lives.
We continue to grow our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges while our team remains responsive to the evolving market.
We look forward to future opportunities to carry out our mission throughout the remainder of the year and beyond.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Change
Net revenues	$8,497,701	$9,224,638	$(726,937)
Costs and expenses:
Cost of products sold	1,575,542	1,250,264	325,278
Selling and marketing	4,154,588	4,277,318	(122,730)
Research and development	1,158,253	1,499,670	(341,417)
General and administrative	2,367,907	2,498,993	(131,086)
Amortization	1,110,661	1,230,071	(119,410)
Total costs and expenses	10,366,951	10,756,316	(389,365)
Operating loss	(1,869,250)	(1,531,678)	(337,572)
Interest income	96,746	50,190	46,556
Other income	—	1,847,065	(1,847,065)
Interest expense	(118,526)	(186,353)	67,827
Loss before income taxes	(1,891,030)	179,224	(2,070,254)
Income tax expense	(11,442)	(6,938)	(4,504)
Net loss	$(1,902,472)	$172,286	$(2,074,758)

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2024	2023	Change
Products:
Kristalose	$3,195,609	$4,315,128	$(1,119,519)
Sancuso	1,827,769	1,886,793	(59,024)
Vibativ	1,605,489	1,848,187	(242,698)
Caldolor	1,470,699	935,043	535,656
Acetadote	80,203	169,856	(89,653)
Vaprisol	8,662	16,008	(7,346)
Omeclamox-Pak	(1,615)	(2,518)	903
RediTrex	35,556	(141,045)	176,601
Other revenue	275,329	197,186	78,143
Total net revenues	$8,497,701	$9,224,638	$(726,937)
Net revenues. Net revenues for the three months ended March 31, 2024, were $8.5 million compared to $9.2 million for the three months ended March 31, 2023.
Kristalose revenue of $3.2 million for the first quarter of 2024, compared to $4.3 million for the same period in the prior year. The decrease was primarily the result of timing of shipments to one of our co-promotion partners.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the first quarter of 2024, there was a decrease of $0.09 million in the product's revenue when compared to the prior year period due to a decrease in shipments.
There were no Vaprisol sales for the first quarter of 2024 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The revenue stated represents our share of sales of the compounded product.

Caldolor revenue was $1.5 million for the first quarter of 2024, which was $0.5 million, or 57.3%, higher than the first quarter of 2023 primarily due to increased international shipments.
Vibativ revenue was $1.6 million for the three months ended March 31, 2024, a decrease of $0.2 million from the same prior year period. The slight decrease in net revenue of the product was the result of wholesaler buying patterns.
Sancuso revenue was $1.8 million for the first quarter of 2024, compared to $1.9 million for the first quarter of 2023. The decline resulted primarily from decreased sales volume, offset by improved pricing of the product.
Omeclamox-Pak had no sales for the first quarter of 2024, as Cumberland has discontinued the sale of the product. Net revenue for the three months ended March 31, 2024, reflects sales deduction adjustments.
There were no RediTrex sales in the first quarter of 2024, as Cumberland concluded our distribution of the product effective June 30, 2023. Net revenue for the three months ended March 31, 2024, reflects sales deduction adjustments.
Other revenue was $0.3 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023.
Cost of products sold. Cost of products sold for the first quarter of 2024 and 2023 were $1.6 million and $1.3 million, respectively. Cost of products sold, as a percentage of net revenues, were 18.5% during the three months ended March 31, 2024, compared to 13.6% during the three months ended March 31, 2023. The increase is primarily due to international sales having higher manufacturing costs as a percent of sales.
Selling and marketing. Selling and marketing expense for the first quarter of 2024 decreased $0.1 million compared to the same period last year. This decrease is primarily attributable to accrual adjustments.
Research and development. Research and development costs for the first quarter of 2024 and 2023 were $1.2 million and $1.5 million, respectively. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs. The decrease in research and development costs for the first quarter of 2024 resulted from a decrease in study costs accruals.
General and administrative. General and administrative expense for the first quarter of 2024 remained consistent with $2.4 million compared to $2.5 million for the same period in 2023.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2024	2023
Net revenue	$1,605,489	$1,848,187
Cost of products sold (1)	277,063	246,742
Royalty and operating expenses	478,473	519,608
Vibativ contribution	$849,953	$1,081,837
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended March 31,
	2024	2023
Net revenue	$1,827,769	$1,886,793
Cost of products sold (1)	256,578	289,478
Royalty and operating expenses	527,697	415,707
Sancuso contribution	$1,043,494	$1,181,608
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2024 and 2023, totaled approximately $1.1 million and $1.2 million, respectively. The decline in amortization expense resulted from the write down of Omeclamox Pak intangible assets as we discontinued the sales of the product in late 2023.
Income taxes. Income tax expense for the three months ended March 31, 2024, was comparable to the income tax expense for the three months ended March 31, 2023.
As of March 31, 2024, we had approximately $52.1 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

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
The following table summarizes our liquidity and working capital as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$18,548,485	$18,321,624

Working capital (current assets less current liabilities)	$9,780,571	$7,732,161
Current ratio (multiple of current assets to current liabilities)	1.4	1.3

Revolving line of credit availability	$3,915,856	$7,215,856
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,136,647)	$(1,418,209)
Investing activities	(58,186)	(174,453)
Financing activities	2,421,694	(1,779,142)
Net increase (decrease) in cash and cash equivalents	$226,861	$(3,371,804)
The net $0.2 million decrease in cash and cash equivalents for the three months ended March 31, 2024, was primarily attributable to cash provided by financing activities partially offset by used in operating activities.
Cash used by operating activities totaled $2.1 million for the three months ended March 31, 2024, primarily is due to the result of $1.9 million net loss, a $1.1 million increase in account receivable, and a $0.6 million in accounts payable and other current liabilities, partially offset by the add back of $1.4 million depreciation and amortization expense and stock base compensation expense of $0.1 million.
Cash provided by financing activities totaled $2.4 million for the three months ended March 31, 2024, is primarily due to $3.3 million borrowings net on line of credit, partially offset by the $0.6 million used for the payment of a Sancuso milestone, plus royalties on sales of Vibativ and Sancuso, and the $0.2 million in cash used to repurchase shares of our common stock.
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
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2024 and 2023, we did not engage in any off-balance sheet arrangements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2024.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 8.125% at March 31, 2024. As of March 31, 2024, we had $16.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2024 and 2023. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended March 31, 2024, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2024:

Period	Total Number of Shares or Units Purchased, which were also Part of the Publicly Announced Plans or Programs		Average Price Paid per Share (or Unit)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plan
January	22,874		$2.08	$47,546	$2,957,839
February	22,630		$2.16	$48,775	$2,909,064
March	80,366	(1)	$1.56	$150,278	$2,758,786
Total	125,870
(1) Of this amount, 51,607 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, the following officers and directors of the Company adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The material items of the trading plan are set forth in the table below:

Name of the Director or Officer	Title of the Director or Officer	Date of Adoption	Duration of the Trading Plan	Maximum Dollar Amount to be Used in the Purchase of the Securities
A.J. Kazimi	Chief Executive Officer	March 13, 2024	June 13, 2024 - December 20, 2024	$10,000
Kenneth J. Krogulski	Director	March 13, 2024	June 13, 2024 - December 20, 2024	$50,000
Jamie R. Jones	Director	March 13, 2024	June 13, 2024 - December 20, 2024	$10,000
Caroline R. Young	Director	March 13, 2024	June 13, 2024 - December 20, 2024	$5,000
First Amendment to Revolving Credit Loan Agreement
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.

Item 6. Exhibits

No.		Description

1.1
Sales Agreement, dated March 20, 2024, by and between Cumberland Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC, incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K (File No:001-33637) as filed with the SEC on March 20, 2024.

10.1#
Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

10.2#
Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between Jim Herman and Cumberland Pharmaceuticals Inc. incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

10.3#
Employment Agreement dated March 8, 2024, effective as of January 1, 2024, by and between Todd Anthony and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

10.4#
Employment Agreement dated March 7, 2024, effective as of January 1, 2024, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

10.5#
Employment Agreement dated March 7, 2024, effective as of January 1, 2024, by and between John M. Hamm and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

10.6#		First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated March 31, 2024, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		INLINE XBRL INSTANCE DOCUMENT - THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT.

101.SCH*		INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*		INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*		INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*		INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*		INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104		COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

	*	Filed herewith.
	**	Furnished herewith.
# Indicates a management contract or Compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumberland Pharmaceuticals Inc.

Date:	May 10, 2024	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer