Form 10-Q
period 2024-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2024-08-09
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,095,548 shares of common stock as of August 6, 2024.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,336,446	$18,321,624
Accounts receivable, net	11,619,763	9,758,176
Inventories, net	4,302,159	4,609,362
Prepaid and other current assets	2,322,725	3,025,248
Total current assets	35,581,093	35,714,410
Non-current inventories	11,868,487	12,804,529
Property and equipment, net	337,089	367,903
Intangible assets, net	20,458,835	22,607,918
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,365,790	6,674,394
Other assets	2,993,881	2,692,921
Total assets	$78,519,175	$81,776,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,508,026	$14,037,629
Operating lease current liabilities	376,780	348,092
Other current liabilities	11,871,363	13,596,528
Total current liabilities	24,756,169	27,982,249
Revolving line of credit	16,091,592	12,784,144
Operating lease non-current liabilities	5,100,260	5,296,247
Other long-term liabilities	6,538,970	6,453,566
Total liabilities	52,486,991	52,516,206
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,083,183 and 14,121,833 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	46,869,026	47,091,602
Accumulated deficit	(20,520,036)	(17,488,161)
Total shareholders’ equity	26,348,990	29,603,441
Noncontrolling interests	(316,806)	(343,572)
Total equity	26,032,184	29,259,869
Total liabilities and equity	$78,519,175	$81,776,075

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	$9,848,849	$10,888,877	$18,346,550	$20,113,515
Costs and expenses:
Cost of products sold	1,710,944	1,520,774	3,286,486	2,771,038
Selling and marketing	4,248,401	4,672,075	8,402,989	8,949,393
Research and development	1,059,187	1,145,038	2,217,440	2,644,708
General and administrative	2,757,148	2,369,883	5,125,055	4,868,876
Amortization	1,099,857	1,158,248	2,210,518	2,388,319
Total costs and expenses	10,875,537	10,866,018	21,242,488	21,622,334
Operating income (loss)	(1,026,688)	22,859	(2,895,938)	(1,508,819)
Interest income	61,841	57,061	158,587	107,251
Other income	—	981,806	—	2,828,871
Interest expense	(126,347)	(192,635)	(244,873)	(378,988)
Income (loss) before income taxes	(1,091,194)	869,091	(2,982,224)	1,048,315
Income tax expense	(11,443)	(6,937)	(22,885)	(13,875)
Net income (loss)	(1,102,637)	862,154	(3,005,109)	1,034,440
Net loss (income) at subsidiary attributable to noncontrolling interests	17,025	10,046	(26,766)	29,944
Net income (loss) attributable to common shareholders	$(1,085,612)	$872,200	$(3,031,875)	$1,064,384
Earnings (loss) per share attributable to common shareholders
- basic	$(0.08)	$0.06	$(0.21)	$0.07
- diluted	$(0.08)	$0.06	$(0.21)	$0.07
Weighted-average shares outstanding
- basic	14,118,091	14,393,711	14,107,852	14,376,260
- diluted	14,118,091	14,554,264	14,107,852	14,570,798

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,005,109)	$1,034,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,290,130	2,456,590
Amortization of operating lease right-of-use assets	570,369	468,359
Share-based compensation	150,712	188,034
Decrease in non-cash contingent consideration	(442,321)	(476,606)
Increase in cash surrender value of life insurance policies over premiums paid	(101,538)	(95,997)
Increase in noncash interest expense	8,654	7,809
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,861,587)	944,925
Inventories	1,243,245	(232,110)
Other current assets and other assets	424,684	808,699
Operating lease liabilities	(429,064)	(1,042,792)
Accounts payable and other current liabilities	(1,925,886)	386,614
Other long-term liabilities	85,404	(630,813)
Net cash provided by (used in) operating activities	(2,992,307)	3,817,152
Cash flows from investing activities:
Additions to property and equipment	(48,799)	(179,453)
Additions to intangible assets	(56,191)	(91,808)
Net cash used in investing activities	(104,990)	(271,261)
Cash flows from financing activities:
Borrowings on line of credit	22,000,000	16,000,000
Payments on line of credit	(18,692,552)	(19,051,875)
Cash settlement of contingent consideration	(813,478)	(1,652,990)
Payments made in connection with repurchase of common shares	(381,851)	(349,910)
Net cash provided by (used in) financing activities	2,112,119	(5,054,775)
Net decrease in cash and cash equivalents	(985,178)	(1,508,884)
Cash and cash equivalents at beginning of period	$18,321,624	$19,757,970
Cash and cash equivalents at end of period	$17,336,446	$18,249,086
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

Balance, March 31, 2023	14,430,047		47,377,168	(11,016,657)	(312,024)	36,048,487
Share-based compensation	—		97,877	—	—	97,877
Repurchase of common shares	(99,057)		(171,616)	—	—	(171,616)
Net income (loss)	—		—	872,200	(10,046)	862,154
Balance, June 30, 2023	14,330,990	14330990	$47,303,429	$(10,144,457)	$(322,070)	$36,836,902

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552
Share-based compensation	—	71,958	—	—	71,958
Repurchase of common shares	(76,771)	(126,689)	—	—	(126,689)
Net loss	—	—	(1,085,612)	(17,025)	(1,102,637)
Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us," or "our"), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceutical products. We are dedicated to our mission of working together to provide unique products that improve the quality of patient care.
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales forces in the United States. We continue to build a network of established international partners with the needed regulatory and commercial capabilities to register and provide our medicines to patients in their countries.
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the FDA in the United States. We are also continuing to build international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands as well as late-stage development product candidates in our target medical specialties.
The Company’s products are manufactured by third parties, which are overseen by our quality control and manufacturing professionals. We work closely with our warehousing and distribution partners to make our products available in the U.S.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2023, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"). The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Recent Accounting Guidance
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses," which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies are required to use a new forward-looking "expected loss" model that generally results in an earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies measure credit losses in a manner similar with previous guidance, except that the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. Companies have to disclose additional information, including information they use to track credit quality by year of origination for most financing receivables. Companies apply the ASU’s provisions as a cumulative-effect adjustment, if any, to the accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted.
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
(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(1,085,612)	$872,200
Denominator:
Weighted-average shares outstanding – basic	14,118,091	14,393,711
Dilutive effect of other securities	—	160,553
Weighted-average shares outstanding – diluted	14,118,091	14,554,264

	Six months ended June 30,
	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(3,031,875)	$1,064,384
Denominator:
Weighted-average shares outstanding – basic	14,107,852	14,376,260
Dilutive effect of other securities	—	194,538
Weighted-average shares outstanding – diluted	14,107,852	14,570,798

As of June 30, 2024 and 2023, restricted stock awards and options to purchase 576,517 and 413,074 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Products:
Kristalose	$4,107,834	$4,110,718	$7,303,444	$8,425,846
Sancuso	2,188,776	1,916,966	4,016,544	3,803,759
Vibativ	2,454,481	2,147,826	4,059,970	3,996,013
Caldolor	844,248	1,226,314	2,314,947	2,161,356
Acetadote	43,396	150,163	123,599	320,019
Vaprisol	(941)	8,062	(2,556)	5,544
Omeclamox-Pak	(1,581)	23,857	7,081	39,866
RediTrex	(1,156)	9,493	34,400	(131,552)
Other revenue	213,792	1,295,478	489,121	1,492,664
Total net revenues	$9,848,849	$10,888,877	$18,346,550	$20,113,515
There was no Omeclamox-Pak net revenue for the second quarter of 2024 due to our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. As we have not been able to identify an alternative site to package the product, we decided to discontinue the sales of Omeclamox-Pak and expense the remaining brand intangible assets in late 2023. For the three and six months ended June 30, 2024, the amounts noted resulted from normal distribution adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved, we will then resubmit our application for their facility to the FDA for approval. Meanwhile, we have been working with them to support a special, interim supply of compounded product for critically ill patients, which they introduced to the market in late 2023. For the three and six months ended June 30, 2024, the amounts reflected our share of sales of the compounded product and normal sales deduction adjustments. For the three and six months ended June 30, 2023, net revenue was impacted by normal accrual adjustments.
Effective June 30, 2023, the Company returned all rights of RediTrex back and will receive a long-term royalty on any sales of the product in the future. For the three and six months ended June 30, 2024 and 2023, the revenue amounts represented normal distribution and accrual adjustments.
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

Other revenues include funding from federal grant programs including those provided by the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration's Small Business Innovation Research and Small Business Technology Transfer ("SBIR/STTR") programs. Grant revenue from these federal grant programs totaled approximately $0.1 million for the six months ended June 30, 2024 and 2023.
Other revenues also include lease income generated by CET’s Life Sciences Center which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2024, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.02 million. At December 31, 2023, there were no cumulative obsolescence and discontinuance losses necessary.
The Company purchases the active pharmaceutical ingredient ("API") for Kristalose and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory. As part of the Vibativ acquisition, the Company acquired API and work in process inventories of $15.6 million that were all initially classified as non-current inventories at the date of acquisition.
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.

At June 30, 2024 and December 31, 2023, the Company's net inventories consisted of the following:

	June 30, 2024	December 31, 2023

Raw materials and work in process	$12,684,573	$12,619,092
Consigned inventory	185,658	149,701
Finished goods	3,300,414	4,645,098
Total inventories	16,170,646	17,413,891
less non-current inventories	(11,868,487)	(12,804,529)
Total inventories classified as current	$4,302,159	$4,609,362
At June 30, 2024 and December 31, 2023, the Company's non-current inventories consisted of the following:

	June 30, 2024	December 31, 2023

Vibativ Raw Materials	$6,781,071	$6,611,426
Kristalose Raw Materials	2,840,114	3,263,516
Vaprisol Raw Materials	1,173,442	1,170,641
Sancuso Raw Materials	536,237	574,502
Caldolor Raw Materials	31,489	—
Acetadote Raw Materials	13,474	33,678
Ifetroban Raw Materials	203,383	203,383
Vibativ Finished Goods	92,734	810,454
Caldolor Finished Goods	98,268	67,307
Acetadote Finished Goods	28,653	—
Omeclamox	69,622	69,622
Total inventories classified as non-current	$11,868,487	$12,804,529

(5) LEASES
On November 15, 2021, Cumberland entered into a lease (the "Lease"), pursuant to which the Company leases approximately 16,903 rentable square feet of space (the "Leased Premise") at the Broadwest office campus located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC (the "Landlord"). The Leased Premise serves as the Company's corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of 5 years each, with the commencement date of October 25, 2022. This lease currently expires in November 2035.
The Company is responsible for paying rent to the landlord under the lease beginning three months after the commencement date. The Company pays a base rent of $33.06 per square foot of rentable space with a gradual rental rate increase of 2.5% for each year thereafter of the prior year's base rental. In addition to the monthly base rent, the Company is responsible for its percentage share of the operating expenses of the building. The lease also provided for a tenant improvement allowance which was used to build out the space.
On October 24, 2022, CET provided the notice of exercise to extend the lease with The Gateway to Nashville, LLC for 5 years. The lease is for approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee where CET operates the CET Life Sciences Center. The wet laboratory and office space is leased through April 2028. The Company also subleases a portion of the space under this lease.
Also included within the right-of-use assets are start up expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product. These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of June 30, 2024, the right-of-use asset was $0.9 million.

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
The weighted-average remaining lease term for the Broadwest and Gateway leases is 10 and 10.9 years at June 30, 2024 and June 30, 2023, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.39% and 9.40% at June 30, 2024 and December 31, 2023, respectively.
Lease Position
At June 30, 2024 and December 31, 2023, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$6,365,790	$6,674,394

Lease Liabilities	June 30, 2024	December 31, 2023
Operating lease current liabilities	$376,780	$348,092
Operating lease non-current liabilities	5,100,260	5,296,247
Total	$5,477,040	$5,644,339
As of June 30, 2024, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2024	Operating Leases
2024	434,255
2025	836,100
2026	909,911
2027	934,180
2028	740,791
After 2028	4,847,401
8,702,638
Less: Interest	3,225,598
Present value of lease liabilities	$5,477,040
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Rent expense	$344,418	$226,772	$699,482	$501,029

Sublease income	$123,230	$130,842	$278,913	$245,499

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2024 and June 30, 2023, the Company repurchased 202,641 shares and 185,886 shares of common stock for approximately $0.4 million for each period. At June 30, 2024, there remains approximately $2.6 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's March 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. These purchases are designed to increase ownership in the Company by the members of the Board. The plans became effective on June 13, 2024, and as of June 30, 2024, a total of 3,529 shares have been purchased through these trading plans.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. The Company intends to continue an ATM feature through H.C. Wainwright & Co., LLC, that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the six months ended June 30, 2024.
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2024 and June 30, 2023, the Company issued 50,500 shares and 34,250 shares of restricted stock, respectively, to employees, advisors and directors. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2024 and June 30, 2023, the Company also issued 189,250 and 184,500 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2034 and 2033, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the six months ended June 30, 2024, we recorded a credit of $0.02 million to stock compensation expense related to the forfeiture of unvested restricted stock awards and incentive stock options.
Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement ("Loan Agreement") with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a 3-year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to the lessor of (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
As of June 30, 2024 and December 31, 2023, the Company had $16.1 million and $12.8 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 8.125% at June 30, 2024.

Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture, as a limited liability company, will focuses on acquiring, developing, registering, and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provided for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of a $0.2 million convertible note, which was funded during the first quarter of 2021. The joint venture will seek additional future capital from additional investors and has entered into exclusive option agreements to license product candidates from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies Inc.
(7) INCOME TAXES
As of June 30, 2024, the Company has approximately $52.1 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
(8) COLLABORATIVE AGREEMENTS
Cumberland is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through SBIR/STTR programs and other grant awards. The Company has determined that these collaborative agreements, with the exception of the collaborative payment discussed in Note 10, related to Vibativ and Sancuso contingent consideration payments, do not meet the criteria for accounting under ASC Topic 808, Collaborative Agreements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the condensed consolidated statements of operations.
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
Cumberland accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20 million at the closing of the transaction and a $5 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay royalties of up to 20% of on-going net sales of the product in the U.S. after a $3 million threshold is met. The future royalty payments were recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2023	$4,033,373
Cash payment of royalty during the period	(394,426)
Change in fair value of contingent consideration included in operating expenses	(7,718)
Contingent consideration earned and accrued in operating expenses	219,143
Balance at June 30, 2024	$3,850,372

The contingent consideration liability of $3.9 million was accounted for as $1.4 million of other current liabilities and $2.5 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2024.
Sancuso
On January 3, 2022, Cumberland acquired the U.S. rights to the FDA-approved oncology-supportive care medicine Sancuso from Kyowa Kirin, Inc. ("Kyowa Kirin"), the U.S. affiliate of Japan-based Kyowa Kirin Co., Ltd.
Sancuso is the first and only FDA-approved prescription patch for the prevention of nausea and vomiting in patients receiving certain types of chemotherapy treatment. The active drug in Sancuso, granisetron, slowly dissolves in the thin layer of adhesive that sticks to the patient’s skin and is released into their bloodstream over several days, working continuously to prevent chemotherapy-induced nausea and vomiting ("CINV"). It is applied 24 to 48 hours before receiving chemotherapy and can prevent CINV for up to five consecutive days. Alternative oral treatments must be taken several times (day and night) to deliver the same therapeutic doses.
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2023	$2,306,000
Cash payment of milestones and royalty during the period	(419,052)
Change in fair value of contingent consideration included in operating expenses	(434,603)
Contingent consideration earned and accrued in operating expenses	401,655
Balance at June 30, 2024	$1,854,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.9 million was accounted for as $1.2 million of current liabilities and $0.6 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2024.
RediTrex
On July 12, 2022, the Cumberland entered into an amendment to an agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" of our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us," or "our"), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceuticals. We are dedicated to our mission of working together to provide unique products that improve the quality of patient care.
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States. We continue to build a network of established international partners with the needed regulatory and commercial capabilities to register and provide our medicines to patients in their countries.
Our portfolio of brands approved for marketing by the U.S. Food and Drug Administration ("FDA") includes:
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis ("SSc") or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy ("DMD"), a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis ("IPF"), the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications ("INDs") have been cleared by the FDA enabling us to launch Phase II clinical studies in each of these areas.
Cumberland has built core competencies for the acquisition, development and commercialization of pharmaceutical products, and we believe we can leverage this existing infrastructure to support our growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the FDA in the United States. We are also continuing to build international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands as well as late-stage development product candidates in our target medical specialties.
We are supplementing these activities with the earlier-stage drug development at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland can further develop and commercialize.
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
•Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing through our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with the early-stage drug development activities at CET.
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We also look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the U.S.
•Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, that focus on the U.S. market for our products. We are also working with a network of select international partners to register our products and make them available to patients in their countries. We will continue to support our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues, to deliver positive cash flow from operations. We seek to maintain favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
Kristalose Covered on Wisconsin Medicaid Plans
We have found that Kristalose, our prescription-strength laxative, performs best in states where we have Medicaid coverage. Wisconsin recently added Kristalose to its Medicaid formulary, and we are implementing a special initiative to announce this development in that market. We also have Medicaid coverage for the brand in New York state and Texas, two of the largest states for the product.
Kristalose Recommended for Opioid-induced Constipation
We recently launched a campaign featuring the American Gastroenterological Association’s (“AGA”) guidelines that include Kristalose as a first-line treatment option for opioid-induced constipation. As the guidelines state, “Constipation is by far the most common and debilitating gastrointestinal effect of opioids, and some degree of constipation is near universal in patients taking opioid medications.” We believe the AGA’s recommendation will support the use of Kristalose in those patients.
New Study Supports Vibativ as an Effective Treatment for Anthrax Infections
In June, Antimicrobial Agents and Chemotherapy published a study evaluating Vibativ (telavancin) as a novel therapeutic against anthrax inhalation, the most dangerous form of those infections. Researchers were particularly interested in finding alternatives to current antibiotics in case anthrax bacteria become resistant to them.
Researchers tested telavancin against 17 different anthrax strains in the lab to determine how well it could stop their growth. Additionally, they tested telavancin in rabbits that were infected with a deadly dose of airborne anthrax spores and compared telavancin’s effectiveness to another antibiotic (levofloxacin) and a placebo.
The results showed that:
a.Telavancin was very effective at killing all the anthrax strains tested in the lab.
b.In the rabbit study, all the animals treated with telavancin survived.
c.Telavancin was better at clearing anthrax from the blood and organs than levofloxacin.
Based on these results, the researchers concluded that telavancin could potentially be an effective new treatment option for anthrax infections, especially if current antibiotics become less effective due to resistance.
Antimicrobial resistance continues to pose a significant challenge in the treatment of bacterial infections, necessitating the development of new antibiotic therapies. While many recently introduced antibiotics are quickly losing the battle to fight the bacteria they were designed to kill because those bacteria have become drug-resistant, Vibativ was specifically designed to kill drug-resistant bacteria.
International Agreements
We continue to support our international partners in their efforts to register Vibativ in their countries.
In late 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk has obtained the final approvals needed to commercialize Vibativ in Saudi Arabia and has now begun ordering the product in preparation for its launch planned for this year.
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

Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor antagonist, in a series of clinical studies. It has now been dosed in nearly 1,400 subjects and has been found to be safe and well tolerated in healthy volunteers and various patient populations. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in patients with 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart, and lung muscles and 3) Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. This third program is our newest, with enrollment now underway.
We recently applied for two FDA designations for our Duchenne Muscular Dystrophy product candidate:
1) Orphan Drug Designation, which is granted to products that show promise in the treatment, prevention or diagnosis of rare – or orphan – diseases; such designation can result in a number of benefits associated with the FDA review process including exclusivity after approval of the product.
2) Rare Pediatric Disease Designation, which is given to products intended to prevent or treat serious or life-threatening diseases that primarily affect children from birth to 18 years of age. Upon FDA approval this designation may result in a priority review voucher from the FDA for a different product.
We expect to hear back on both applications this year.
We have also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure, 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There were no significant safety issues identified with the use of ifetroban in these patients.
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
Federal NOPAIN Act
We announced in April 2023 that we expected that Caldolor would be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (which was enacted as part of the Consolidated Appropriations Act of 2023 (the “NOPAIN Act”).
The NOPAIN Act requires Medicare to provide separate reimbursement for non-opioid products that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. The NOPAIN Act applies, in part, to products that are indicated to provide analgesia, without acting upon the body’s opioid receptors. As a result, we expected that the NOPAIN Act would affect Medicare reimbursement for Caldolor, our non-opioid analgesic injection product.
The reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025 and January 1, 2028. It is anticipated that in late 2024, the Centers for Medicare & Medicaid Services (“CMS”) will issue regulations implementing the NOPAIN Act and detailing the conditions for, and amount of, the separate reimbursement.
In July 2023, Medicare Hospital Outpatient Prospective Payment System (“OPPS”) Proposed Rule, CMS requested that manufacturers with potentially applicable non-opioid products submit comments and supporting clinical evidence regarding products that they believe should be eligible for separate payment. We submitted a comment letter along with the requisite clinical information to CMS in September 2023, explaining why Caldolor should be included and separately reimbursed. In July 2024 Medicare OPPS Proposed Rule, CMS proposed that, in 2025, several drugs that were previously eligible for separate payment via existing CMS policies continue to be eligible for separate payment in the hospital outpatient setting under the CAA of 2023 and solicited comments on whether there are additional drugs or biologicals that meet the statutory definition. In response, we plan to submit a comment letter along with the requisite information in September 2024 and will then await information from CMS regarding the reimbursement status and price for Caldolor in the CY 2025 OPPS Final Rule.

New Manufacturing & Supplies of Sancuso
After acquiring U.S. rights to Sancuso, we successfully completed the transition from Kyowa Kirin to Cumberland in 2023, including the NDA transfer. A new facility was approved by the FDA for Sancuso and we have completed the manufacturing of Cumberland-packaged product there. We began shipping these new supplies of our Cumberland-branded product this summer. We continue to support the product through our expanded oncology sales division to help cancer patients by addressing certain side effects associated with their chemotherapy treatments.
Vaprisol Supply Update
Demand for our Vaprisol product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. In 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing and distribution partner, Nephron, is working with the FDA to address several Form 483 and warning letter issues in a timely manner.
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
Summary
We are dedicated to our mission of working together to provide unique products that improve the quality of patient care. We have pursued our mission by building a portfolio of FDA-approved brands, with outstanding safety and efficacy profiles that can make a difference in patients’ lives.
We continue to build our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates, as well as the acquisition of established brands. Our resulting, diversified product line has enabled us to weather external challenges while our team remains responsive to the evolving market.
We will continue in those efforts and look forward to future opportunities to carry out and our mission and report on our progress throughout the remainder of the year and beyond.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023	Change
Net revenues	$9,848,849	$10,888,877	$(1,040,028)
Costs and expenses:
Cost of products sold	1,710,944	1,520,774	190,170
Selling and marketing	4,248,401	4,672,075	(423,674)
Research and development	1,059,187	1,145,038	(85,851)
General and administrative	2,757,148	2,369,883	387,265
Amortization	1,099,857	1,158,248	(58,391)
Total costs and expenses	10,875,537	10,866,018	9,519
Operating income (loss)	(1,026,688)	22,859	(1,049,547)
Interest income	61,841	57,061	4,780
Other income	—	981,806	(981,806)
Interest expense	(126,347)	(192,635)	66,288
Income (loss) before income taxes	(1,091,194)	869,091	(1,960,285)
Income tax expense	(11,443)	(6,937)	(4,506)
Net income (loss)	$(1,102,637)	$862,154	$(1,964,791)

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2024	2023	Change
Products:
Kristalose	$4,107,834	$4,110,718	$(2,884)
Sancuso	2,188,776	1,916,966	271,810
Vibativ	2,454,481	2,147,826	306,655
Caldolor	844,248	1,226,314	(382,066)
Acetadote	43,396	150,163	(106,767)
Vaprisol	(941)	8,062	(9,003)
Omeclamox-Pak	(1,581)	23,857	(25,438)
RediTrex	(1,156)	9,493	(10,649)
Other revenue	213,792	1,295,478	(1,081,686)
Total net revenues	$9,848,849	$10,888,877	$(1,040,028)
Net revenues. Net revenues for the three months ended June 30, 2024, were $9.8 million compared to $10.9 million for the three months ended June 30, 2023.
Kristalose revenue of $4.1 million for the second quarter of 2024, was similar to the same period in the prior year.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the second quarter of 2024, there was a decrease of $0.1 million in the product's revenue when compared to the prior year period due to a decrease in shipments.
There were no Vaprisol branded product sales for the second quarter of 2024 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The revenue stated represents our share of sales of the compounded product offset by expired product returns.

Caldolor revenue was $0.8 million for the second quarter of 2024, compared to $1.2 million for the second quarter of 2023 primarily due to decreased international shipments in the current quarter.
Vibativ revenue was $2.5 million for the three months ended June 30, 2024, an increase of $0.3 million from the same prior year period. The increase in net revenue of the product was the result of international shipments and the introduction of our 4-pak carton.
Sancuso revenue was $2.2 million for the second quarter of 2024, compared to $1.9 million for the second quarter of 2023 resulting in an increase of $0.3 million. The increase resulted primarily from increased sales volume along with lower sales deductions associated with the product.
Other revenue was $0.2 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023. The prior year period included two $500,000 milestone payments associated with Vibativ.
Cost of products sold. Cost of products sold for the second quarter of 2024 and 2023 were $1.7 million and $1.5 million, respectively. Cost of products sold, as a percentage of net revenues, were 17.4% during the three months ended June 30, 2024, compared to 14.0% during the three months ended June 30, 2023. The increase is primarily due to the mix of products sold.
Selling and marketing. Selling and marketing expense for the second quarter of 2024 decreased $0.4 million compared to the same period last year. This decrease is primarily attributable to the timing of advertising costs and accrual adjustments.
Research and development. Research and development costs for the second quarter of 2024 and 2023 were relatively the same at $1.1 million. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. General and administrative expense for the second quarter of 2024 was $2.8 million compared to $2.4 million for the same period in 2023. The increase is due to higher salaries and contract labor costs.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended June 30,
	2024	2023
Net revenue	$2,454,481	$3,147,826
Cost of products sold (1)	549,583	270,571
Royalty and operating expenses	600,007	597,019
Vibativ contribution	$1,304,891	$2,280,236
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended June 30,
	2024	2023
Net revenue	$2,188,776	$1,916,966
Cost of products sold (1)	299,547	281,828
Royalty and operating expenses	1,002,354	1,407,097
Sancuso contribution	$886,875	$228,041
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2024 and 2023, totaled approximately $1.1 million and $1.2 million, respectively. The decrease in amortization expense resulted from the write down of Omeclamox-Pak intangible assets as we discontinued the sales of the product in late 2023.
Income taxes. Income tax expense for the three months ended June 30, 2024, was comparable to the income tax expense for the three months ended June 30, 2023.

RESULTS OF OPERATIONS
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	Change
Net revenues	$18,346,550	$20,113,515	$(1,766,965)
Costs and expenses:
Cost of products sold	3,286,486	2,771,038	515,448
Selling and marketing	8,402,989	8,949,393	(546,404)
Research and development	2,217,440	2,644,708	(427,268)
General and administrative	5,125,055	4,868,876	256,179
Amortization	2,210,518	2,388,319	(177,801)
Total costs and expenses	21,242,488	21,622,334	(379,846)
Operating loss	(2,895,938)	(1,508,819)	(1,387,119)
Interest income	158,587	107,251	51,336
Other income	—	2,828,871	(2,828,871)
Interest expense	(244,873)	(378,988)	134,115
Income (loss) before income taxes	(2,982,224)	1,048,315	(4,030,539)
Income tax expense	(22,885)	(13,875)	(9,010)
Net income (loss)	$(3,005,109)	$1,034,440	$(4,039,549)

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2024	2023	Change
Products:
Kristalose	$7,303,444	$8,425,846	$(1,122,402)
Sancuso	4,016,544	3,803,759	212,785
Vibativ	4,059,970	3,996,013	63,957
Caldolor	2,314,947	2,161,356	153,591
Acetadote	123,599	320,019	(196,420)
Vaprisol	7,081	39,866	(32,785)
Omeclamox-Pak	(2,556)	5,544	(8,100)
RediTrex	34,400	(131,552)	165,952
Other revenue	489,121	1,492,664	(1,003,543)
Total net revenues	$18,346,550	$20,113,515	$(1,766,965)
Net revenues. Net revenues for the six months ended June 30, 2024, were $18.3 million compared to $20.1 million for the six months ended June 30, 2023, a decrease of $1.8 million.
Kristalose revenue was $7.3 million during the first six months of 2024, compared to $8.4 million for the prior year period. Revenue decreased due to the result of timing of shipments to one of our co-promotion partners.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the six months ended June 30, 2024, there was a decrease of $0.2 million in the product's revenue when compared to the prior year period due to a decrease in shipments.

Sancuso revenue was $4.0 million for the six months ended June 30, 2024, compared to $3.8 million for the same period last year. The increase resulted primarily from reduced sales deductions for product returns.
Vibativ revenue was $4.1 million for the six months ended June 30, 2024, compared to $4.0 million for the same period last year. The increase in net revenue of the product was the result of international shipments in 2024.
There was $0.01 million of Vaprisol revenue for the six months ended June 30, 2024 related to the sales of our compounded product.
Omeclamox-Pak had no sales for the six months ended June 30, 2024, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization.
Caldolor revenue was $2.3 million for the six months ended June 30, 2024, a $0.2 million increase over the same period in 2023. Higher international revenue is driving the increase.
Other revenue was $0.5 million for the six months ended June 30, 2024, representing a $1.0 million decrease from the same period in 2023, as a result of a settlement recognized in 2023.
Cost of products sold. Cost of products sold for the first six months of 2024 were $3.3 million, an increase of $0.5 million compared to the same period last year due to higher international sales with corresponding higher cost of goods.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2024, decreased $0.5 million compared to the prior year period. This decrease is primarily attributable to the timing of the expenditures.
Research and development. Research and development costs were $2.2 million for the first six months of 2024 compared to $2.6 million for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs. The year over year reduction results from lower FDA fees in 2024.
General and administrative. General and administrative expense for the six months ended June 30, 2024, increased to $5.1 million compared to $4.9 million during the six months ended June 30, 2023.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Six months ended June 30,
	2024	2023
Net revenue (1)	$4,059,970	$4,996,013
Cost of products sold	826,646	517,313
Royalty and operating expenses	1,078,480	1,116,627
Vibativ contribution	$2,154,844	$3,362,073
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$57,631,147
Cost of products sold (2)	17,975,152
Royalty and operating expenses	9,995,609
Vibativ contribution	$29,660,386
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Sancuso	Six months ended June 30,
	2024	2023
Net revenue	$4,016,544	$3,803,759
Cost of products sold (1)	556,125	571,306
Royalty and operating expenses	1,530,051	1,822,804
Sancuso contribution	$1,930,368	$1,409,649
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$25,668,935
Cost of products sold (1)	3,314,551
Royalty and operating expenses	9,107,900
Sancuso contribution	$13,246,484
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2024, and six months ended June 30, 2023, totaled approximately $2.2 million and $2.4 million, respectively. The decrease was attributable to a reduction to the valuation of Omeclamox acquisition recognized in December 2023.
Income taxes. Income tax expense for the six months ended June 30, 2024, was $0.02 million, comparable to the income tax expense recognized for the six months ended June 30, 2023.
As of June 30, 2024, we had approximately $52.1 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

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
The following table summarizes our liquidity and working capital as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$17,336,446	$18,321,624

Working capital (current assets less current liabilities)	$10,824,924	$7,732,161
Current ratio (multiple of current assets to current liabilities)	1.4	1.3

Revolving line of credit availability	$3,908,408	$7,215,856
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2024 and June 30, 2023:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,992,307)	$3,817,152
Investing activities	(104,990)	(271,261)
Financing activities	2,112,119	(5,054,775)
Net decrease in cash and cash equivalents	$(985,178)	$(1,508,884)
The net $1.0 million decrease in cash and cash equivalents for the six months ended June 30, 2024, was primarily attributable to cash used in operating activities partially offset by cash provided by financing activities.
Cash used in operating activities totaled $3.0 million for the six months ended June 30, 2024, primarily is due to the result of $3.0 million net loss, a $1.9 million decrease in accounts payable and other current liabilities and a $1.9 million increase in account receivable partially offset by a $2.3 million increase in depreciation and amortization expense and a $1.2 million decrease in inventories.
Cash provided by financing activities totaled $2.1 million for the six months ended June 30, 2024, primarily due to $3.3 million borrowings net on our line of credit, partially offset by the $0.8 million used for the payment of a Sancuso milestone, plus royalties on sales of Vibativ and Sancuso and the $0.4 million in cash used to repurchase shares of our common stock.
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
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to the lessor of (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2024 and 2023, we did not engage in any off-balance sheet arrangements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2024.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Pinnacle Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Pinnacle Agreement was 8.125% at June 30, 2024. As of June 30, 2024, we had $16.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2024 and 2023. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended June 30, 2024, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended June 30, 2024:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
April	25,454		$1.75	25,454	$2,714,207
May	28,238		$1.65	28,238	$2,667,681
June	23,079	(1)	$1.54	23,079	$2,632,097
Total	76,771
(1) Of this amount, 3,834 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified, or terminated a Rule 10b5–1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description

10.1
First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated March 31, 2024, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (File No. 001-33637)) as filed with the SEC on May 10, 2024

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

Cumberland Pharmaceuticals Inc.

Date:	August 9, 2024	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer