Form 10-Q
period 2024-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2024-11-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,042,304 shares of common stock as of November 4, 2024.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,464,754	$18,321,624
Accounts receivable, net	11,310,625	9,758,176
Inventories, net	4,509,669	4,609,362
Prepaid and other current assets	1,951,358	3,025,248
Total current assets	35,236,406	35,714,410
Non-current inventories	11,831,927	12,804,529
Property and equipment, net	312,031	367,903
Intangible assets, net	19,415,232	22,607,918
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,208,411	6,674,394
Other assets	2,829,506	2,692,921
Total assets	$76,747,513	$81,776,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,057,712	$14,037,629
Operating lease current liabilities	391,688	348,092
Current portion of revolving line of credit	5,988,920	—
Other current liabilities	12,649,195	13,596,528
Total current liabilities	31,087,515	27,982,249
Revolving line of credit - long term	10,102,672	12,784,144
Operating lease non-current liabilities	4,997,212	5,296,247
Other long-term liabilities	6,090,722	6,453,566
Total liabilities	52,278,121	52,516,206
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,010,736 and 14,121,833 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	46,843,203	47,091,602
Accumulated deficit	(22,064,117)	(17,488,161)
Total shareholders’ equity	24,779,086	29,603,441
Noncontrolling interests	(309,694)	(343,572)
Total equity	24,469,392	29,259,869
Total liabilities and equity	$76,747,513	$81,776,075

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	$9,085,826	$10,085,926	$27,432,376	$30,199,441
Costs and expenses:
Cost of products sold	1,323,013	1,765,590	4,609,499	4,536,628
Selling and marketing	4,397,480	4,743,142	12,800,469	13,692,535
Research and development	1,306,095	1,924,768	3,523,535	4,569,476
General and administrative	2,675,380	2,343,855	7,800,435	7,212,731
Amortization	1,078,290	1,175,174	3,288,808	3,563,493
Total costs and expenses	10,780,258	11,952,529	32,022,746	33,574,863
Operating loss	(1,694,432)	(1,866,603)	(4,590,370)	(3,375,422)
Interest income	69,190	98,603	227,777	205,854
Other income	—	—	—	2,828,871
Other income - settlement	—	475,000	—	475,000
Other income - insurance proceeds	237,089	346,800	237,089	346,800
Interest expense	(137,374)	(110,081)	(382,247)	(489,069)
Loss before income taxes	(1,525,527)	(1,056,281)	(4,507,751)	(7,966)
Income tax expense	(11,442)	(6,938)	(34,327)	(20,813)
Net loss	(1,536,969)	(1,063,219)	(4,542,078)	(28,779)
Net loss (income) at subsidiary attributable to noncontrolling interests	(7,112)	13,921	(33,878)	43,865
Net income (loss) attributable to common shareholders	$(1,544,081)	$(1,049,298)	$(4,575,956)	$15,086
Earnings (loss) per share attributable to common shareholders
- basic	$(0.11)	$(0.07)	$(0.32)	$—
- diluted	$(0.11)	$(0.07)	$(0.32)	$—
Weighted-average shares outstanding
- basic	14,052,754	14,277,229	14,089,496	14,343,560
- diluted	14,052,754	14,277,229	14,089,496	14,521,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,542,078)	$(28,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,406,166	3,702,687
Amortization of operating lease right-of-use assets	855,553	709,021
Share-based compensation	227,083	271,146
Decrease in non-cash contingent consideration	(936,072)	(1,017,712)
Decrease (Increase) of life insurance policies over premiums paid	(180,081)	16,357
Noncash interest expense	19,377	11,713
Loss on disposal of assets	2,691	—
Life insurance proceeds	(237,089)	(346,800)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,552,449)	890,361
Inventories	1,072,295	418,355
Other current assets and other assets	1,022,718	1,053,432
Operating lease liabilities	(645,009)	(2,201,773)
Accounts payable and other current liabilities	(667,065)	1,903,021
Other long-term liabilities	(362,844)	(327,329)
Net cash provided by (used in) operating activities	(2,516,804)	5,053,700
Cash flows from investing activities:
Additions to property and equipment	(64,178)	(232,595)
Life insurance policy proceeds received	237,556	—
Additions to intangible assets	(88,727)	(133,739)
Net cash provided by (used in) investing activities	84,651	(366,334)
Cash flows from financing activities:
Borrowings on line of credit	32,988,920	23,775,000
Payments on line of credit	(29,681,472)	(27,051,875)
Cash settlement of contingent consideration	(1,251,499)	(2,108,933)
Payments made in connection with repurchase of common shares	(480,666)	(551,563)
Net cash provided by (used in) financing activities	1,575,283	(5,937,371)
Net decrease in cash and cash equivalents	(856,870)	(1,250,005)
Cash and cash equivalents at beginning of period	$18,321,624	$19,757,970
Cash and cash equivalents at end of period	$17,464,754	$18,507,965
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Share-based compensation	150,260	90,156	—	—	90,156
Repurchase of common shares	(86,829)	(187,961)	—	—	(187,961)
Net income (loss)	—	—	192,184	(19,898)	172,286
Balance, March 31, 2023	14,430,047	$47,377,168	$(11,016,657)	$(312,024)	$36,048,487

Balance, March 31, 2023	14,430,047	47,377,168	(11,016,657)	(312,024)	36,048,487
Share-based compensation	—	97,877	—	—	97,877
Repurchase of common shares	(99,057)	(171,616)	—	—	(171,616)
Net income (loss)	—	—	872,200	(10,046)	862,154
Balance, June 30, 2023	14,330,990	$47,303,429	$(10,144,457)	$(322,070)	$36,836,902

Balance, June 30, 2023	14,330,990	47,303,429	(10,144,457)	(322,070)	36,836,902
Share-based compensation	3,500	83,112	—	—	83,112
Repurchase of common shares	(116,564)	(201,237)	—	—	(201,237)
Net loss	—	—	(1,049,298)	(13,921)	(1,063,219)
Balance, September 30, 2023	14,217,926	$47,185,304	$(11,193,755)	$(335,991)	$35,655,558

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552
Share-based compensation	—	71,958	—	—	71,958
Repurchase of common shares	(76,771)	(126,689)	—	—	(126,689)
Net loss	—	—	(1,085,612)	(17,025)	(1,102,637)
Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184

Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184
Share-based compensation	—	76,371	—	—	76,371
Repurchase of common shares	(72,447)	(102,194)	—	—	(102,194)
Net income (loss)	—	—	(1,544,081)	7,112	(1,536,969)
Balance, September 30, 2024	14,010,736	$46,843,203	$(22,064,117)	$(309,694)	$24,469,392

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2023, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"). The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
With over twenty years of experience, Cumberland has experienced virtually no write downs of receivables as most of our receivables are due from large successful pharmaceutical, healthcare or government customers, consistently making payments on account. Although the payment behaviors of all of our customers are consistently reliable, for the sake of transparency, we have separated our customer base into seven separate pools. The Company performs a monthly analysis of aged accounts receivable to determine how much, if any, of the accounts receivable balance should be reserved as potential bad debt. The Company reviews all balances over 90 days past due for a possible reserve and considers any specific factors or information for balances aged under 90 days if there are indicators that the balance should be reserved, such as other aged balances with the customer or bankruptcy as well as any economic issues with a customer industry or region. The adoption of ASC 326 did not result in a material impact to the Company.

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(1,544,081)	$(1,049,298)
Denominator:
Weighted-average shares outstanding – basic	14,052,754	14,277,229
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,052,754	14,277,229

	Nine months ended September 30,
	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(4,575,956)	$15,086
Denominator:
Weighted-average shares outstanding – basic	14,089,496	14,343,560
Dilutive effect of other securities	—	178,040
Weighted-average shares outstanding – diluted	14,089,496	14,521,600

As of September 30, 2024 and 2023, restricted stock awards and options to purchase 600,266 and 440,389 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Products:
Kristalose	$3,632,258	$3,887,476	$10,935,702	$12,313,321
Sancuso	2,607,558	1,933,222	6,624,102	5,736,981
Vibativ	1,028,013	2,789,579	5,087,983	6,785,592
Caldolor	1,271,252	1,155,509	3,586,199	3,316,866
Acetadote	21,374	120,052	144,973	440,071
Omeclamox-Pak	(18)	23,288	(2,574)	28,832
Vaprisol	(135,765)	—	(128,684)	39,866
RediTrex	36,950	(122,556)	71,350	(254,108)
Other revenue	624,204	299,356	1,113,325	1,792,020
Total net revenues	$9,085,826	$10,085,926	$27,432,376	$30,199,441
There was no Omeclamox-Pak net revenue for the third quarter of 2024 due to our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. As we have not been able to identify an alternative site to package the product, we discontinued the sales of Omeclamox-Pak and expensed the remaining brand intangible assets in late 2023. For the three and nine months ended September 30, 2024 and 2023, the amounts noted resulted from normal distribution adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved, we will then resubmit our application for their facility to the FDA for approval. Meanwhile, we have been working with them to support a special, interim supply of compounded product for critically ill patients, which they introduced to the market in late 2023. For the three and nine months ended September 30, 2024, the amounts reflected our share of sales of the compounded product and normal sales deduction adjustments. For the three and nine months ended September 30, 2023, net revenue was impacted by normal accrual adjustments.
Effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic and will receive a long-term royalty on any sales of the product in the future. For the three and nine months ended September 30, 2024 and 2023, the revenue amounts represented normal distribution and accrual adjustments.

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
Other revenues include funding from federal grant programs including those provided by the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration's Small Business Innovation Research and Small Business Technology Transfer Research ("SBIR/STTR") programs. Grant revenue from these federal grant programs totaled approximately $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Other revenues also include lease income generated by CET’s Life Sciences Center which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.13 million and $0.16 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million both for the nine months ended September 30, 2024 and 2023, respectively.
As part of a CET development agreement, $0.2 million was included in CET's other revenue for the three months ended September 30, 2024, which represents development funding associated with a new product.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2024, the Company had recognized and maintained cumulative net realizable value charges for potential obsolescence and discontinuance losses of approximately $0.02 million. At December 31, 2023, there were no cumulative obsolescence and discontinuance losses necessary.
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
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At September 30, 2024 and December 31, 2023, the Company's net inventories consisted of the following:

	September 30, 2024	December 31, 2023

Raw materials and work in process	$12,306,377	$12,619,092
Consigned inventory	154,992	149,701
Finished goods	3,880,227	4,645,098
Total inventories	16,341,596	17,413,891
less non-current inventories	(11,831,927)	(12,804,529)
Total inventories classified as current	$4,509,669	$4,609,362
At September 30, 2024 and December 31, 2023, the Company's non-current inventories consisted of the following:

	September 30, 2024	December 31, 2023

Vibativ Raw Materials	$6,230,671	$6,611,426
Kristalose Raw Materials	2,850,484	3,263,516
Vaprisol Raw Materials	1,173,442	1,170,641
Sancuso Raw Materials	626,876	574,502
Caldolor Raw Materials	31,488	—
Acetadote Raw Materials	26,585	33,678
Ifetroban Raw Materials	203,383	203,383
Vibativ Finished Goods	486,942	810,454
Sancuso Finished Goods	46,602	—
Caldolor Finished Goods	54,315	67,307
Acetadote Finished Goods	31,517	—
Omeclamox	69,622	69,622
Total inventories classified as non-current	$11,831,927	$12,804,529

(5) LEASES
On November 15, 2021, Cumberland entered into a lease (the "Broadwest Lease"), pursuant to which the Company leases approximately 16,903 rentable square feet of space (the "Leased Premise") at the Broadwest office campus located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC (the "Landlord"). The Leased Premise serves as the Company's corporate headquarters. The initial term of the Lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of 5 years each, with the commencement date of October 25, 2022. This lease currently expires in November 2035.
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
On October 24, 2022, CET provided the notice of exercise to extend the lease with The Gateway to Nashville, LLC (the "Gateway Lease") for five years. The lease is for approximately 14,200 square feet of wet laboratory and office space in Nashville, Tennessee where CET operates the CET Life Sciences Center. The wet laboratory and office space is leased through April 2028. The Company also subleases a portion of the space under this lease.
Also included within the right-of-use assets are start up expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product. These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of September 30, 2024, the right-of-use asset was $0.8 million.
Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for lease incentives and initial direct costs. As the Company’s leases do not contain implicit borrowing rates, the incremental borrowing rates were calculated based on information available at the commencement date of each lease. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms.
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 9.8 years and 10.6 years at September 30, 2024 and September 30, 2023, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.38% and 9.40% at September 30, 2024 and December 31, 2023, respectively.

Lease Position
At September 30, 2024 and December 31, 2023, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$6,208,411	$6,674,394

Lease Liabilities	September 30, 2024	December 31, 2023
Operating lease current liabilities	$391,688	$348,092
Operating lease non-current liabilities	4,997,212	5,296,247
Total	$5,388,900	$5,644,339

As of September 30, 2024, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2024	Operating Leases
2024	218,311
2025	836,100
2026	909,911
2027	934,180
2028	740,791
After 2028	4,847,401
8,486,694
Less: Interest	3,097,794
Present value of lease liabilities	$5,388,900
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Rent expense	$342,032	$244,305	$1,041,515	$765,455

Sublease income	$129,622	$155,025	$408,535	$400,524

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2024 and September 30, 2023, the Company repurchased 275,088 and 302,450 shares of common stock, respectively, for approximately $0.5 million during each period. At September 30, 2024, there remains approximately $2.5 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's March 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Exchange Act. These purchases are designed to increase ownership in the Company by the members of the Board. The plans became effective on June 13, 2024, and as of September 30, 2024, a total of 22,893 shares have been purchased through these trading plans.
Share Sales
In November 2017, Cumberland filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities. The Shelf Registration was declared effective in January 2018. It also included an At the Market ("ATM") feature that allowed the Company to sell common shares at market prices, along with an agreement with B. Riley FBR Inc. to support such a placement of shares. The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. The Company intends to continue an ATM feature through H.C. Wainwright & Co., LLC, that would allow the Company to issue shares of its common stock. The Company did not issue any shares under an ATM during the nine months ended September 30, 2024.
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2024 and September 30, 2023, the Company issued 50,500 shares and 34,250 shares of restricted stock, respectively, to employees, advisors and directors. Restricted stock issued to employees and advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2024 and September 30, 2023, the Company also issued 190,450 and 192,550 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2034 and 2033, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the nine months ended September 30, 2024, we recorded a credit of $0.02 million to stock compensation expense related to the forfeiture of unvested restricted stock awards and incentive stock options.
Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement (the "Loan Agreement") with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a 3-year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
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
As of September 30, 2024 and December 31, 2023, the Company had $16.1 million and $12.8 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Loan Agreement was 8.000% at September 30, 2024.

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
(7) INCOME TAXES
As of September 30, 2024, the Company has approximately $51.9 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
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

Balance at December 31, 2023	$4,033,373
Cash payment of royalty during the period	(613,569)
Change in fair value of contingent consideration included in operating expenses	(336,591)
Contingent consideration earned and accrued in operating expenses	422,961
Balance at September 30, 2024	$3,506,174

The contingent consideration liability of $3.5 million was accounted for as $1.2 million of other current liabilities and $2.3 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2024.

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
Cumberland acquired U.S. rights to Sancuso and assumed full commercial responsibility for the product in the United States – including its marketing, promotion, distribution, manufacturing and medical support activities. The product’s FDA registration was subsequently transferred from Kyowa Kirin to Cumberland in August 2023.
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2023	$2,306,000
Cash payment of milestones and royalty during the period	(637,930)
Change in fair value of contingent consideration included in operating expenses	(599,481)
Contingent consideration earned and accrued in operating expenses	662,411
Balance at September 30, 2024	$1,731,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.7 million was accounted for as $1.3 million of current liabilities and $0.4 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2024.
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
•Kristalose® (lactulose) oral solution, a prescription laxative for the treatment of constipation;
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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) patients with cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart, and lung muscles and 3) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch Phase II clinical studies in each of these areas.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the FDA in the United States. We are also continuing to build international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands, as well as late-stage development product candidates in our target medical specialties.
We are supplementing these activities with the earlier-stage product development at Cumberland Emerging Technologies ("CET"), our majority-owned subsidiary. CET partners with academic research institutions to identify and support the progress of promising new product candidates, which Cumberland can further develop and commercialize.
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
•Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to build a pipeline of innovative new product opportunities, as we are doing through our ifetroban Phase II development programs. We are also supplementing our acquisitions and late-stage development activities with the early-stage product development activities at CET.
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We also look for strategic partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the United States.
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

RECENT DEVELOPMENTS
State Medicaid Coverage for Kristalose Grows
We continue to see that Kristalose, our prescription-strength laxative, performs best in states where we have Medicaid coverage, such as Texas, New York and Wisconsin. The product is now also covered on certain Virginia, Louisiana and Maine Medicaid plans. We are encouraged to see the positive impact on our business as more states provide favorable Medicaid coverage for Kristalose and we will continue working to increase awareness in those states.
New WHO Report Highlights Need for Antibiotics like Vibativ
A new report from the World Health Organization ("WHO") found that antimicrobial resistance is an urgent global health and socioeconomic crisis. Further, the worldwide rise in antibiotic resistance poses a significant threat, diminishing the efficacy of many common antibiotics against widespread bacterial infections. Unlike many antibiotics that are losing the battle to fight bacteria, Vibativ’s unique dual method of action was specifically designed to address drug-resistant bacteria and we therefore believe it has the potential to help many patients amid the growing resistance crisis.
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
Expanded Patient Support for Sancuso
During the third quarter of 2024 we launched a new sampling program for our oncology support medication, Sancuso, that broadens access to the product, allowing more patients to try it and experience its benefits. We also introduced a new HUB services capability to provide enhanced patient support, ensuring patients receive comprehensive assistance throughout their treatment journey.
Vaprisol Supply Update
Demand for our Vaprisol product increased in 2020 during the COVID-19 pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. In 2021, we distributed all remaining inventory of the Vaprisol product we possessed and subsequently notified the FDA that supplies of the product are not currently available. We have since transferred the manufacturing of the product to a new facility. Our new manufacturing and distribution partner is working with the FDA to address several Form 483 issues in a timely manner. As we await FDA approval for making the branded product there, our manufacturer is providing a special supply of compounded product in support of critically ill patients. The companies share in the sales of this compounded product.
Vaprisol is the first and only intravenously administered vasopressin receptor antagonist. It is used to raise serum sodium levels in hospitalized patients with hyponatremia, the most common electrolyte disorder among such patients.

Federal NOPAIN Act
In April 2023, we announced that we expect that our Caldolor product will be eligible for special Medicare reimbursement under the Non-Opioids Prevent Addiction in the Nation Act (the “NOPAIN Act”), which was enacted as part of the Consolidated Appropriations Act of 2023.
This Act requires Centers for Medicare and Medicaid Services (“CMS”) to provide separate reimbursement for non-opioid products that are used to manage pain during surgeries conducted in hospital outpatient departments or in ambulatory surgical centers. The NOPAIN Act applies, in part, to products that are indicated to provide analgesia, without acting upon the body’s opioid receptors. The reimbursement for non-opioid pain alternatives under the NOPAIN Act will apply to those products that are furnished between January 1, 2025, and January 1, 2028.
Cumberland submitted comments to CMS in July 2023 and July 2024, arguing, among other things, that Caldolor meets the statutory requirements for separate payment under the NOPAIN Act because the U.S. Food and Drug Administration (“FDA”) approved Caldolor for a general acute pain indication that encompasses use for the reduction of postoperative pain based on clinical studies in patients with postoperative pain.
On November 1, 2024, CMS announced a list of products for separate payment under the NOPAIN Act through their Calendar Year 2025 Medicare Outpatient Prospective Payment System (“OPPS”) Ruling. The list does not include Caldolor. CMS concluded that Caldolor and certain other products do not qualify for separate payment under the NOPAIN Act because “there is no mention of post-operative or post-surgical use in the FDA-approved indications.”
The Company was surprised and disappointed with this determination, as the majority of Caldolor’s use is associated with surgery and the FDA approval of the product’s pain indication was based on studies of patients with post-surgical pain.
Furthermore, CMS’s November 1 list of products eligible for separate payment under the NOPAIN Act does not appear to add any new pharmaceuticals. Cumberland does not believe that CMS’s determination regarding Caldolor is consistent with the intent of the NOPAIN legislation.
We are evaluating our potential options, and next initiatives for continuing to seek separate payment for Caldolor.

Ifetroban Clinical Studies
We have been evaluating our ifetroban product candidate, a selective thromboxane-prostanoid receptor antagonist, in a series of clinical studies. It has now been dosed in nearly 1,400 subjects and has been found to be safe and well tolerated in healthy volunteers and various patient populations. We have three Phase II clinical programs underway evaluating our ifetroban product candidate in patients with 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, 2) cardiomyopathy associated with Duchenne Muscular Dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart, and lung muscles and 3) Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. This third program is our newest, with enrollment now underway. We expect to close two of these ifetroban studies this year.
We recently applied for two FDA designations for our Duchenne Muscular Dystrophy product candidate:
1) Orphan Drug Designation, which is granted to products that show promise in the treatment, prevention or diagnosis of rare – or orphan – diseases; such designation can result in a number of benefits associated with the FDA review process including exclusivity after approval of the product.
2) Rare Pediatric Disease Designation, which is given to products intended to prevent or treat serious or life-threatening diseases that primarily affect children from birth to 18 years of age. Upon FDA approval, this designation may result in a priority review voucher from the FDA for a different product.
Cumberland subsequently was informed by the FDA that both the Orphan Drug Designation and the Rare Pediatric Disease Designation requests for this candidate have been granted.
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
International Agreements
During the third quarter of 2024, PiSA Pharmaceutical, our partner for Caldolor in Mexico, submitted a dossier to COFEPRIS, Mexico’s equivalent to the FDA, for the product’s approval in that country.
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

CET Program Developments
Through our work at CET, we continue to build a long-term pipeline of innovative new biopharmaceutical products. CET represents a joint initiative among Cumberland Pharmaceuticals Inc., Vanderbilt University, the state-supported Launch Tennessee and an international partner – WinHealth Pharma. CET’s mission is to bring biomedical technologies and products conceived at Vanderbilt and other regional research centers to the marketplace.
There have been two recent developments among the programs CET is supporting.
Enrollment concluded and top-line results have become available for the MENDING Trial, a Phase II investigator-initiated study evaluating the safety and efficacy of a new treatment for delirium in critically ill patients. The study was conducted in partnership with Vanderbilt University Medical Center and funded by the National Institute of Health (“NIH”).
The MENDING Trial enrolled 97 critically ill patients who were admitted to the Vanderbilt Intensive Care Unit (“ICU”) for treatment of respiratory failure or shock and treated 39 who, while in the ICU, developed delirium. Delirious patients received twice-daily IV treatment or placebo and were evaluated over the course of 14 days.
The primary endpoint for this study was the safety of this new treatment. The study also evaluated patient days without delirium or coma. Additional endpoints included ventilator-free days; hospital-free days; drug exposure for antipsychotics, opioids, and sedatives; and cognitive function.
The MENDING Trial successfully demonstrated that the new treatment was well-tolerated in these ICU patients diagnosed with delirium.
In addition the new treatment was associated with 1) a reduction in days with delirium; 2) reduced use of antipsychotics, opioids, and sedatives; and 3) a decrease in delirious patients experiencing comas. While the efficacy results were not statistically significant given the limited number of patients treated, the findings are considered clinically meaningful by physician investigators involved in the study and support continued development.
Delirium is characterized as a serious alteration in mental state which may present with confusion, poor attention or lack of awareness. Additionally, delirium is the most common presentation of neurologic dysfunction in critically ill patients and affects between 30-75% of patients admitted to the ICU. Development of delirium is associated with several poor outcomes including increased length of hospital stays, long-term cognitive deficits, additional hospital costs, impaired quality of life and mortality. Despite the prevalence and impact of delirium, there are currently no FDA-approved therapeutics for the prevention or treatment of delirium, highlighting an unmet medical need for these patients.
Additionally, CET has entered into a Development Agreement with Octapharma AG ("Octapharma") for a new product designed to locate sites of internal bleeding. In exchange for an option to worldwide rights to the technology, Octapharma will provide development funding. With the option exercise, Octapharma will also provide milestone payments and royalties on product sales.
Most clinically significant internal bleeding occurs in the gastrointestinal (GI) tract, especially the lower tract. Intestinal hemorrhage ranks among conditions having the highest number of all-cause readmissions and among the most common causes of nonmalignant mortality.
Current treatment for GI hemorrhage begins with identifying the bleeding site through diagnostic testing. Colonoscopy is the recommended first-line diagnostic procedure, while computed tomographic angiography is advised for a subset of high-risk patients who are unlikely to tolerate bowel preparation. Both angiography and tagged red blood cell scintigraphy – older, less commonly used tests – require a minimum rate of active bleeding for accurate results. Diagnosis using colonoscopy is also more challenging without active bleeding or when excessive bleeding obscures the visual field.
The new technology represents a paradigm shift as it identifies the naturally formed clot at the injured vessels, allowing for the potential to pinpoint GI bleeding sites even if bleeding has ceased temporarily.
The product is designed as a proprietary radiochemical preparatory kit for generating a medical imaging agent for injection. It has been developed through a collaboration between CET, researchers at Vanderbilt University Medical Center and Cold Springs Diagnostics, Inc. The development has been supported by an NIH grant awarded to CET under the STTR program.
The next steps include scaling up the drug formulation and conducting the additional preclinical testing needed to file and obtain clearance for an Investigational New Drug application, paving the way for an initial clinical study.

Summary
We are dedicated to our mission of working together to provide unique products that improve the quality of patient care. We have pursued our mission by building a portfolio of FDA-approved brands with outstanding safety and efficacy profiles that can make a difference in patients’ lives.
We continue to build our portfolio of innovative and differentiated products through a multifaceted strategy that includes the development of new candidates, as well as the acquisition of established brands. We will remain focused on those efforts and look forward to future opportunities to carry out our mission and report on our progress throughout the remainder of the year and beyond.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	Change
Net revenues	$9,085,826	$10,085,926	$(1,000,100)
Costs and expenses:
Cost of products sold	1,323,013	1,765,590	(442,577)
Selling and marketing	4,397,480	4,743,142	(345,662)
Research and development	1,306,095	1,924,768	(618,673)
General and administrative	2,675,380	2,343,855	331,525
Amortization	1,078,290	1,175,174	(96,884)
Total costs and expenses	10,780,258	11,952,529	(1,172,271)
Operating loss	(1,694,432)	(1,866,603)	172,171
Interest income	69,190	98,603	(29,413)
Other income - settlement	—	475,000	(475,000)
Other income - insurance proceeds	237,089	346,800	(109,711)
Interest expense	(137,374)	(110,081)	(27,293)
Loss before income taxes	(1,525,527)	(1,056,281)	(469,246)
Income tax expense	(11,442)	(6,938)	(4,504)
Net loss	$(1,536,969)	$(1,063,219)	$(473,750)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2024	2023	Change
Products:
Kristalose	$3,632,258	$3,887,476	$(255,218)
Sancuso	2,607,558	1,933,222	674,336
Vibativ	1,028,013	2,789,579	(1,761,566)
Caldolor	1,271,252	1,155,509	115,743
Acetadote	21,374	120,052	(98,678)
Omeclamox-Pak	(18)	23,288	(23,306)
Vaprisol	(135,765)	—	(135,765)
RediTrex	36,950	(122,556)	159,506
Other revenue	624,204	299,356	324,848
Total net revenues	$9,085,826	$10,085,926	$(1,000,100)
Net revenues. Net revenues for the three months ended September 30, 2024, were $9.1 million compared to $10.1 million for the three months ended September 30, 2023. As detailed in the table above, net revenue increased for two of our marketed products during the third quarter of 2024, Sancuso and Caldolor.
Kristalose revenue was $3.6 million for the third quarter of 2024 and $3.9 million for the same period in the prior year. The decrease was the result of higher sales deductions.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the third quarter of 2024, there was a decrease of $0.1 million in the product's revenue when compared to the prior year period due to a decline in shipments.

There were no Vaprisol branded product sales for the third quarter of 2024 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The amount represents charges for product returns.
Caldolor revenue was $1.3 million for the third quarter of 2024, compared to $1.2 million for the third quarter of 2023. The increase results from higher international sales.
Vibativ revenue was $1.0 million for the three months ended September 30, 2024, and $2.8 million for the same prior year period. The decrease in net revenue of the product was due to lower sales volume.
Sancuso revenue was $2.6 million for the third quarter of 2024, compared to $1.9 million for the third quarter of 2023 resulting in an increase of $0.7 million. The increase resulted primarily from increased sales volume, along with lower sales deductions associated with the product.
Other revenue was $0.6 million for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023. The increase relates to the development funding received from Octapharma in the third quarter of 2024.
Cost of products sold. Cost of products sold for the third quarter of 2024 and 2023 were $1.3 million and $1.8 million, respectively. Cost of products sold, as a percentage of net revenues, were 14.6% during the three months ended September 30, 2024, compared to 17.5% during the three months ended September 30, 2023. The decrease is primarily due to the mix of domestic and international products sold.
Selling and marketing. Selling and marketing expense for the third quarter of 2024 decreased $0.3 million compared to the same period last year. This decrease is primarily attributable to a decline in personnel and the related compensation.
Research and development. Research and development costs for the third quarter of 2024 were $1.3 million compared to $1.9 million for the same period in 2023. The decrease is primarily due to a portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs. In addition, FDA fees are lower in 2024.
General and administrative. General and administrative expense for the third quarter of 2024 was $2.7 million compared to $2.3 million for the same period in 2023. The increase is due to higher salaries and contract labor costs.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2024	2023
Net revenue (1)	$1,029,301	$2,789,579
Cost of products sold (2)	233,938	563,688
Royalty and operating expenses	300,368	621,941
Vibativ contribution	$494,995	$1,603,950
(1) Net revenue includes $1,288 related to other income received.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended September 30,
	2024	2023
Net revenue	$2,607,559	$1,933,222
Cost of products sold (1)	135,233	314,735
Royalty and operating expenses	1,071,764	792,654
Sancuso contribution	$1,400,562	$825,833
(1) The Sancuso inventory included in the costs of product sold during 2023 was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2024 and 2023, totaled approximately $1.1 million and $1.2 million, respectively.
Income taxes. Income tax expense for the three months ended September 30, 2024 and for the three months ended September 30, 2023 was $0.01 million.

RESULTS OF OPERATIONS
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	Change
Net revenues	$27,432,376	$30,199,441	$(2,767,065)
Costs and expenses:
Cost of products sold	4,609,499	4,536,628	72,871
Selling and marketing	12,800,469	13,692,535	(892,066)
Research and development	3,523,535	4,569,476	(1,045,941)
General and administrative	7,800,435	7,212,731	587,704
Amortization	3,288,808	3,563,493	(274,685)
Total costs and expenses	32,022,746	33,574,863	(1,552,117)
Operating loss	(4,590,370)	(3,375,422)	(1,214,948)
Interest income	227,777	205,854	21,923
Other income	—	2,828,871	(2,828,871)
Other income - settlement	—	475,000	(475,000)
Other income - insurance proceeds	237,089	346,800	(109,711)
Interest expense	(382,247)	(489,069)	106,822
Loss before income taxes	(4,507,751)	(7,966)	(4,499,785)
Income tax expense	(34,327)	(20,813)	(13,514)
Net loss	$(4,542,078)	$(28,779)	$(4,513,299)

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2024	2023	Change
Products:
Kristalose	$10,935,702	$12,313,321	$(1,377,619)
Sancuso	6,624,102	5,736,981	887,121
Vibativ	5,087,983	6,785,592	(1,697,609)
Caldolor	3,586,199	3,316,866	269,333
Acetadote	144,973	440,071	(295,098)
Omeclamox-Pak	(2,574)	28,832	(31,406)
Vaprisol	(128,684)	39,866	(168,550)
RediTrex	71,350	(254,108)	325,458
Other revenue	1,113,325	1,792,020	(678,695)
Total net revenues	$27,432,376	$30,199,441	$(2,767,065)
Net revenues. Net revenues for the nine months ended September 30, 2024, were $27.4 million compared to $30.2 million for the nine months ended September 30, 2023, a decrease of $2.8 million.
Kristalose revenue was $10.9 million during the first nine months of 2024, compared to $12.3 million for the prior year period. Revenue decreased due to the result of timing of shipments to one of our co-promotion partners.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the nine months ended September 30, 2024, there was a decrease of $0.3 million in the product's revenue when compared to the prior year period due to a decrease in shipments.

Sancuso revenue was $6.6 million for the nine months ended September 30, 2024, compared to $5.7 million for the same period last year. The increase resulted primarily from reduced sales deductions for product returns.
Vibativ revenue was $5.1 million for the nine months ended September 30, 2024, compared to $6.8 million for the prior year period. The decrease in net revenue of the product was the result of lower sales volume in 2024.
There were no Vaprisol branded product sales for the nine months ended September 30, 2024 and 2023. The sales of our compounded product for the current year-to-date period was offset by normal sales deduction adjustments.
Omeclamox-Pak had no sales for the nine months ended September 30, 2024, as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and a reorganization.
Caldolor revenue was $3.6 million for the nine months ended September 30, 2024, an increase of $0.3 million over the same period in 2023. Higher international revenue is driving the increase.
Other revenue was $1.1 million for the nine months ended September 30, 2024, representing a $0.7 million decrease from the same period in 2023, as a result of a settlement recognized in 2023.
Cost of products sold. Cost of products sold for the first nine months of 2024 were $4.6 million, consistent when compared to $4.5 million for the first nine months of 2023.
Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2024, decreased $0.9 million compared to the prior year period. This decrease is primarily attributable to the timing of the expenditures.
Research and development. Research and development costs were $3.5 million for the first nine months of 2024 compared to $4.6 million for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs. The year over year reduction results from lower FDA fees and consulting expenses in 2024.
General and administrative. General and administrative expense for the nine months ended September 30, 2024, increased to $7.8 million compared to $7.2 million during the nine months ended September 30, 2023. The increase is due to higher salaries and contract labor costs.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2024	2023
Net revenue (1)	$5,089,271	$7,785,592
Cost of products sold (2)	1,060,584	1,081,001
Royalty and operating expenses	1,378,848	1,738,568
Vibativ contribution	$2,649,839	$4,966,023
(1) Net revenue includes $1,288 related to other income received.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$58,660,448
Cost of products sold (2)	18,209,090
Royalty and operating expenses	10,295,977
Vibativ contribution	$30,155,381
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments and $1,288 of other income.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Sancuso	Nine months ended September 30,
	2024	2023
Net revenue	$6,624,103	$5,736,981
Cost of products sold (1)	691,358	886,041
Royalty and operating expenses	2,601,815	2,183,209
Sancuso contribution	$3,330,930	$2,667,731
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$28,276,494
Cost of products sold (1)	3,449,784
Royalty and operating expenses	10,179,664
Sancuso contribution	$14,647,046
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2024, and nine months ended September 30, 2023, totaled approximately $3.3 million and $3.6 million, respectively. The decrease was attributable to a reduction to the valuation of Omeclamox acquisition recognized in December 2023.
Income taxes. Income tax expense for the nine months ended September 30, 2024, was $0.03 million, compared to the income tax expense recognized for the nine months ended September 30, 2023 of $0.02 million.
As of September 30, 2024, we had approximately $51.9 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2024 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

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
The following table summarizes our liquidity and working capital as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$17,464,754	$18,321,624

Working capital (current assets less current liabilities)	$4,148,891	$7,732,161
Current ratio (multiple of current assets to current liabilities)	1.1	1.3

Revolving line of credit availability	$3,908,408	$7,215,856
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2024 and September 30, 2023:

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,516,804)	$5,053,700
Investing activities	84,651	(366,334)
Financing activities	1,575,283	(5,937,371)
Net decrease in cash and cash equivalents	$(856,870)	$(1,250,005)
The net $0.9 million decrease in cash and cash equivalents for the nine months ended September 30, 2024, was primarily attributable to cash used in operating activities partially offset by cash provided by financing and investing activities.
Cash used in operating activities totaled $2.5 million for the nine months ended September 30, 2024, primarily due to the $4.5 million net loss, a $1.6 million increase in accounts receivable, a $0.7 million decrease in accounts payable and other accrued liabilities, a $0.9 million decrease in non-cash contingent consideration and a $0.4 million decrease in other long-term liabilities. This was partially offset by a $3.4 million increase in depreciation and amortization expense, a $1.1 million decrease in inventory and a $1.0 million decrease in other current assets and other assets.
Cash provided by financing activities totaled $1.6 million for the nine months ended September 30, 2024, primarily due to $3.3 million borrowings net on our line of credit, partially offset by the $1.3 million used for the payment of royalties on sales of Vibativ and Sancuso and the $0.5 million in cash used to repurchase shares of our common stock.
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
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2024 and 2023, we did not engage in any off-balance sheet arrangements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2024.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Loan Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Loan Agreement was 8.000% at September 30, 2024. As of September 30, 2024, we had $16.1 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2024 and 2023. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended September 30, 2024, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended September 30, 2024:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
July	11,047		$1.52	11,047	$2,615,314
August	37,363	(1)	$1.43	37,363	$2,562,044
September	24,037		$1.34	24,037	$2,529,903
Total	72,447
(1) Of this amount, 28,129 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified, or terminated a Rule 10b5–1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cumberland Pharmaceuticals Inc.

Date:	November 8, 2024	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer