Form 10-K
period 2024-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2025-03-07
CIK 1087294

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
The aggregate market value of common stock held by non-affiliates as of June 30, 2024 was $12,234,822. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 4, 2025 was 13,968,394.
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
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2025 annual meeting of shareholders.

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
In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate in patients with 1) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
Additionally, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”), a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. Next steps for this DMD Program include further data analysis and completion of a full study report in preparation for an end-of-Phase-II meeting with the FDA to determine next steps associated with the product’s development and commercialization.
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
Our 2024 sustainability metrics noted that during that year we provided 3.9 million patient doses of our brands, while safely disposing of nearly 12,480 pounds of expired and damaged goods. We had no product recalls and no clinical trials terminated due to failure to practice good clinical standards.
In 2024, we also highlighted our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported that women represented 49% of Cumberland’s workforce and 27% of our employees were minorities.
Through our sustainability initiatives, we will continue to identify and address critical industry issues, monitor relevant guidelines and utilize best practices.
Additional Information
We were incorporated as a Tennessee corporation in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. Our Annual Reports (on Form 10-K), Quarterly Reports (on Form 10-Q), Current Reports (on Form 8-K) and all material press releases are available on our website as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission (“SEC”). These filings are also available to the public at www.sec.gov.
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
Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain-relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the U.S., and Acetadote became a standard of care for treating this potentially life-threatening condition.

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
The FDA subsequently approved updated labeling for Acetadote revising the product’s indication and providing new dosing guidance for specific patient populations. As a result, dosing guidance was included for patients weighing over 100 kg, and new language was added to alert health care providers that, in certain clinical situations, therapy should be extended for some patients.
In 2024, the FDA approved a supplemental New Drug Application for Acetadote, adding a simplified dosing regimen for the product prescribing information. This newly approved dosing regimen simplifies the administration of Acetadote by combining the first two bags of the standard regimen into a single, slower infusion. This streamlined approach has been implemented in hospitals across multiple countries and demonstrated to reduce the frequency of medication errors and potentially serious non-allergic anaphylactoid reactions without compromising the effectiveness of Acetadote.
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
An Illinois judge issued a final ruling in favor of Cumberland Pharmaceuticals Inc. in a patent case associated with Acetadote. By ruling in Cumberland’s favor, the court upheld the validity of the patent that encompasses our EDTA-free formulation. The court also granted a permanent injunction preventing challengers from marketing a generic version of our proprietary Acetadote product formulation before the expiration of one of Cumberland’s patents in August 2025. An Appeals Court affirmed the District Court ruling in the Company’s favor upholding Cumberland’s Acetadote patent and expressly rejected the validity challenge.
During 2024, we continued to distribute our Acetadote brand, however our Authorized Generic product is now distributed through Padagis US LLC (formerly a division of Perrigo Company).
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
In early 2018, we completed and filed the application for FDA approval of a next generation Caldolor product featuring an improved presentation and formulation which was approved in January 2019. The new, premixed presentation provides health care professionals with a formulation that is easy to administer, helping manage the treatment of patient pain and fever, while reducing opioid consumption. It is provided in a pre-mixed bag containing 800 mg of ibuprofen in a 200 mL patented low sodium formulation for injection that is ready to use. It is the first and only FDA-approved pre-mixed bag of ibuprofen. Caldolor is still available as an 800 mg/8mL single–dose vial for dilution in addition to the ready-to-use bag.
In November 2021, the FDA approved our submission to expand the labeling for Caldolor to include administration of the product prior to surgery. During our clinical studies we found that the product delivered its best results when dosed prior to surgery, reducing both patients’ pain as well as their need for opiates.
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
In 2024, we announced the release of a Special Report evaluating the growing amount of current data supporting the use of Caldolor as a standard of care for the treatment of pain and fever in adults, children and infants. The results demonstrated that the product is a safe and effective treatment for pain and fever in adults, children and infants as young as 3 months of age.
Additionally in 2024, we announced the publication of new real-world outcomes research comparing Caldolor to its key competitor – ketorolac – in 150,000 patients. Published in Frontiers of Pain Research, the results provided compelling evidence that Caldolor is associated with a significantly reduced incidence of adverse drug reactions and also improved healthcare utilization.
During 2024, we distributed both the vial and the ready-to-use premixed bag presentations of Caldolor.
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
We have found that the brand performs best in states where we have Medicaid coverage, such as Texas, New York and Wisconsin. We also learned that Kristalose is now covered on certain Virginia, Louisiana and Maine Medicaid plans. We are implementing a special initiative to increase our presence and share of voice in these states and believe that this new coverage is contributing to the growth of the product.
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
In early 2022, we assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. Kyowa Kirin retained international rights, continuing to deliver the product to address oncology patients’ needs throughout the rest of the world. In January 2022, we began shipments of the product and formed a new sales force, Cumberland Oncology, to support the brand. During 2023, we completed the transition of Sancuso from Kyowa Kirin to Cumberland, including the NDA transfer, and expanded our oncology sales division to further support the brand. We also successfully transferred manufacture of the product to a new facility. Following FDA approval of that site, we introduced our newly Cumberland-packaged product in 2024, supported by our expanded oncology sales division.
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

Vaprisol is supported by our hospital sales division. Demand for the product increased in 2020 during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. During 2021, we shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the product’s manufacturing to a new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. We next expect to file for the approval to manufacture branded Vaprisol once all FDA issues at the new site are resolved.
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
While we remain focused on promoting Vibativ in the U.S. market, we are building a network of other established companies to bring Vibativ to patients in their countries and territories. In 2022, we announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provides Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. We recently began shipping Vibativ to Tabuk in preparation for their launch of the product in Saudi Arabia. Additionally, D.B. Pharm, our partner in South Korea who also distributes Caldolor, is awaiting the approval of Vibativ in their country.

Meanwhile, our Vibativ partner for the Chinese market, SciClone Pharmaceuticals, had their approval application in China accepted for review in September 2021. We have since been supporting SciClone and their requests associated with review of that submission. They recently obtained that approval and believe that there is significant potential for Vibativ in their country.
PIPELINE
Ifetroban Clinical Studies
Ifetroban is a selective thromboxane-prostanoid receptor (“TPr”) antagonist that has been dosed in over 1,400 subjects, demonstrating safety and well-tolerated profiles in both healthy volunteers and various patient populations. We are currently advancing two Phase II clinical programs evaluating ifetroban:1) treatment of Systemic Sclerosis (scleroderma), a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs, and 2) treatment of Idiopathic Pulmonary Fibrosis (IPF), the most common form of progressive fibrosing interstitial lung disease (PF-ILD). The FDA has cleared investigational new study applications for both indications, enabling the launch of clinical studies in each area.
Additionally, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal genetic neuromuscular disease that results in deterioration of skeletal, heart and lung muscles. Next steps include further data analysis and completion of a full study report in preparation for an end-of-Phase-II meeting with the FDA to determine the development and commercialization pathway.
We have also completed pilot Phase II studies in patients with 1) Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure, 2) Portal Hypertension associated with chronic liver disease and 3) Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. No significant safety issues were identified with ifetroban use in these patient populations.
Multiple additional pilot studies of ifetroban are also currently in progress, including several investigator-initiated preclinical and clinical trials.
Following is detailed information about our clinical programs evaluating ifetroban:
Duchenne Muscular Dystrophy (“DMD”)
In February of 2025, we announced positive top-line results from our Phase II study of oral ifetroban (Dyscorban®) for treating cardiomyopathy associated with DMD. The study marks a breakthrough as the first successful Phase II study specifically targeting the cardiac complications in DMD patients. Cardiomyopathy is the leading cause of death in DMD patients, and elevated levels of TPr and its ligand, isoprostanes, are found in these patients.
The trial enrolled 41 DMD patients who received either low-dose ifetroban (100 mg per day), high-dose ifetroban (300 mg per day) or placebo. The study’s primary endpoint was improvement in left ventricular ejection fraction (“LVEF”). Key findings include: 1) high-dose ifetroban treatment resulted in an overall 3.3% improvement in LVEF; 2) the high-dose ifetroban group showed a 1.8% increase in LVEF, while the placebo group showed an expected decline of 1.5%; 3) compared with propensity-matched natural history controls, the difference was more pronounced, with high-dose treatment providing a significant 5.4% overall improvement in LVEF, as control patients experienced a 3.6% decline and 4) both doses were well-tolerated, with no serious drug-related events.
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
The FDA has granted both Orphan Drug Designation and Rare Pediatric Disease Designation for ifetroban for the treatment of cardiomyopathy associated with DMD. If approved, it would be the first therapy specifically indicated for the heart disease associated with DMD.

Cumberland was awarded over $1 million in federal funding to support this clinical trial, the first DMD study awarded FDA Orphan Product Development funding. Due to the COVID-19 pandemic’s impact on clinical research in 2020, the FDA awarded a supplemental grant to support the study.
Systemic Sclerosis (“SSc”)
We are developing ifetroban oral capsules under the brand name Vasculan® for treating Systemic sclerosis. SSc has the highest case-specific mortality of any rheumatic disorder, with 50% of patients dying or developing major internal organ complications within three years of diagnosis. While several medications treat SSc-associated skin disease, no universally effective treatment exists for improving affected internal organ function, including the cardiovascular system.
Cardiac involvement in SSc is often underestimated due to its subtle and atypical presentation. Despite cardiovascular events contributing to elevated mortality in later disease stages, overt signs typically indicate advanced disease, including myocardial or pericardial inflammation, heart failure and pulmonary arterial hypertension (“PAH”).
Our Vanderbilt collaborators completed preclinical studies demonstrating that TPr blockade with ifetroban prevents cardiac fibrosis and can restore cardiac function in PAH animal models.
The FDA cleared our IND application for a 34-subject Phase II trial evaluating 12 months of oral ifetroban (Vasculan) in patients with diffuse cutaneous SSc, and those with SSc-associated PAH. The study is currently enrolling patients.
Idiopathic Pulmonary Fibrosis (“IPF”)
In January 2024, we launched our FIGHTING FIBROSIS trial, a Phase II clinical study evaluating ifetroban for Progressive Fibrosing Interstitial Lung Diseases (“PF-ILDs”). The study is designed to enroll approximately 128 patients across more than 20 U.S. medical centers of excellence to evaluate the safety, tolerability and efficacy of oral ifetroban in IPF patients, the most common form of PF-ILD. This program is supported by studies published by our Vanderbilt collaborators which demonstrated ifetroban could both prevent and enhance resolution of lung fibrosis in multiple preclinical models.
Future Development
Our immediate focus is completing the Company-sponsored studies, analyzing their final data, and announcing top-line results. The comprehensive evaluation will inform our strategy for the registration pathway for ifetroban, Cumberland’s first new chemical entity. We continue to believe ifetroban has significant potential to benefit patients with orphan diseases representing substantial unmet medical needs.
GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the FDA in the United States. We are also building international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands, as well as late-stage development product candidates in our target medical specialties.
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
•Hospital market: We promote Caldolor and Vibativ through our dedicated hospital sales division. This organization targets key hospitals across the U.S. and is comprised of sales professionals with substantial experience in the hospital market. Independent market data continues to indicate that the majority of pharmaceutical promotional spending is directed toward large, outpatient markets on drugs intended for chronic use rather than short-term, hospital use.
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

•Gastroenterology market: We promote Kristalose through a dedicated field sales team addressing a targeted group of physicians who are existing and potential large prescribers of the product. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides opportunities that can be penetrated with a modest-sized sales force. We also believe that we can increase market share for Kristalose through our co-promotion and marketing initiatives.
•Oncology market: In early 2022, we formed a new oncology sales force to promote our Sancuso brand. This organization targets key oncologists and clinics across the U.S. and is comprised of both inside and field-based sales professionals. During 2023, we expanded the sales division as we work to deliver Sancuso to more cancer patients, helping them tolerate their chemotherapy treatments.
Our commercial executives conduct ongoing analyses to evaluate marketing campaigns and promotional programs in support of our brands. The evaluations include development of product profiles, testing of the profiles against the needs of the market, determining what additional product information or development work is needed to effectively market the products and preparing financial forecasts. We utilize professional branding and packaging as well as promotional items to support our products, including direct mail, promotional aides, journal advertising, educational and reminder leave-behinds, patient educational pieces, coupons and product sampling. We also regularly attend select medical meetings and trade shows to expand the awareness of our products.
Our national accounts team is responsible for key large buyers and related marketing programs. We also maintain relationships with our wholesaler customers, third-party payors, group purchasing organizations, pharmacy benefit managers, hospital buying groups, outpatient centers, state and federal government purchasers, and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2024:

2024
Customer 1	29%
Customer 2	26%
Customer 3	21%

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

International Partner	Product(s)	Territory	Status

Phebra Pty Ltd	Acetadote & Caldolor	Australia	Marketed
D.B. Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
R-Pharm JSC	Vibativ	Russia and CIS	Marketed
Tabuk Pharmaceuticals	Vibativ	Saudi Arabia and Jordan	Registration
PiSA Pharmaceutical	Caldolor	Mexico	Registration
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Registration
D.B. Pharm Korea Co., Ltd.	Vaprisol & Vibativ	South Korea	Registration
WinHealth Pharma Group Co.	Acetadote & Caldolor	China and Hong Kong	Development
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
During 2024, we worked to support our existing international partners, conclude unproductive arrangements and identify new companies to represent our products in select additional territories.

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
International Partners
D.B. Pharm Korea Co., Ltd. (“D.B. Pharm”) has licensed our Caldolor product for the South Korean market, and they obtained regulatory approval for Caldolor in their country. During 2024, D.B. Pharm continued to purchase supplies of Caldolor and distributed the brand in South Korea. We have also entered into agreements with D.B. Pharm to register and commercialize our Vaprisol and Vibativ brands in their country. During 2024, we worked with them to prepare the submissions for the approval of each brand there. They are currently pursuing the approval of Vibativ in their country.
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
R-Pharma JSC (“R Pharm”) has licensed our Vibativ product for a territory that includes Russia and a number of adjacent countries in Eastern Europe. R-Pharm is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow, R-Pharm focuses on a wide breadth of therapeutic areas in the specialty and hospital care markets. R-Pharm has registered Vibativ in Russia and during 2024, continued to purchase supplies of the product for that market.

SciClone Pharmaceuticals (Holdings) Limited (“SciClone”) has licensed our Vibativ product for sale and distribution in China and several adjacent countries. In February 2021, SciClone completed an initial public offering and listing of their shares on the Hong Kong stock exchange. In June 2021, SciClone submitted an application to the Chinese regulatory authority for the approval of Vibativ in that country. In October 2021, SciClone informed us that the filing was accepted by the regulatory agency for review. We have since been supporting SciClone and their requests associated with review of that submission. They recently obtained that approval and believe that there is significant potential for Vibativ in their country.
In March 2022, we established distribution for our Vibativ product in the Middle East through a partnership with Tabuk Pharmaceutical Manufacturing Company (“Tabuk”). Through our partnership, Tabuk will introduce the product in Saudi Arabia, Jordan and potentially other countries in the Middle East. They have ordered initial supplies of Vibativ and are currently planning the launch of the product in Saudi Arabia.
In October 2022, we announced an agreement with PiSA Pharmaceutical for the registration and commercialization of Caldolor in Mexico. Under the terms of the agreement, Cumberland will be responsible for providing the product dossier and supplies. PiSA will be responsible for obtaining regulatory approval for the product in Mexico and introducing it to the new market. In 2024, they competed the submission of the approval dossier to Mexico’s regulatory agency, for the product’s registration in that country.
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

During 2024 there were two key developments among the programs CET is supporting.
First, enrollment concluded and top-line results have become available for the MENDING Trial, a Phase II investigator-initiated study evaluating the safety and efficacy of a new treatment for delirium in critically ill patients. The study was conducted in partnership with Vanderbilt University Medical Center and funded by the National Institute of Health (“NIH”). The MENDING Trial enrolled 97 critically ill patients who were admitted to the Vanderbilt Intensive Care Unit (“ICU”) for treatment of respiratory failure or shock and treated 39 who, while in the ICU, developed delirium. Delirious patients received twice-daily IV treatment or placebo and were evaluated over the course of 14 days.
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
Second, CET entered into a Development Agreement with Octapharma AG ("Octapharma") for a new product designed to locate sites of internal bleeding. In exchange for an option to worldwide rights to the technology, Octapharma will provide development funding. With the option exercise, Octapharma will also provide milestone payments and royalties on product sales.
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

CLINICAL AND REGULATORY AFFAIRS
We maintain robust in-house capabilities for the management of clinical, regulatory and quality affairs, demonstrating our commitment to excellence in drug development and compliance. Our experienced team develops and manages clinical trials, prepares regulatory submissions, oversees product-related regulatory responsibilities and operates our medical information center. This team has successfully devised regulatory and clinical strategies for our product portfolio, including obtaining FDA approvals for Acetadote and Caldolor brands.
Clinical Development
Our clinical development personnel are responsible for:
•Creating and executing clinical development strategies, including protocol design and statistical analysis plans;
•Designing, implementing and monitoring clinical trials, including site selection and patient recruitment;
•Managing clinical data collection, biostatistical analysis and real-world evidence generation;
•Conducting post-marketing surveillance and safety monitoring;
•Cross-functional collaboration with research partners.
Regulatory and Quality Affairs
Our internal regulatory and quality affairs team is responsible for:
•Managing the full regulatory lifecycle from IND submissions through NDA approvals, including post-marketing commitments and supplemental applications for label expansions and product improvements;
•Developing and executing global regulatory strategies, including health authority interactions and submissions across international markets;
•Implementing comprehensive quality systems, including pharmacovigilance, QMS oversight, and compliance monitoring of third-party providers with GMP, GLP, and GCP requirements;
•Evaluating regulatory risk profiles for product acquisitions and maintaining regulatory intelligence to inform strategic planning;
•Overseeing document control systems, change management and customer complaint processes.
Professional Affairs
Our professional affairs team supports our clinical and regulatory initiatives through:
•Key opinion leader engagement and medical/scientific advisory boards;
•Medical information and scientific communications management;
•Publication planning and execution;
•Healthcare provider education and support.
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
Caldolor Newborn Study, Clinical Manuscripts and Other Studies
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
In 2024, we announced the publication of new real-world outcomes research involving 150,000 patients, which compared our Caldolor to its key competitor – ketorolac. The results provided compelling evidence that Caldolor is associated with a significantly reduced incidence of adverse drug reactions and also improved healthcare utilization.
Additionally, in March of 2024, a Caldolor Special Report was published in Anesthesiology News, General Surgery News and Pharmacy Practice News that presented the growing amount of data supporting the use of Caldolor as a standard of care for the treatment of pain and fever. The results demonstrated that the product is a safe and effective treatment for pain and fever in adults, children and infants as young as 3 months of age.

Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have two Phase II clinical programs underway evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas. Additionally, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal, genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles. Next steps include further data analysis and completion of a full study report in preparation for an end-of-Phase-II meeting with the FDA to determine next steps associated with the product’s development and commercialization.
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
Additional Testing Program
Cumberland entered into a non-clinical evaluation agreement, to test one of our products against bacterial strains and subsequently, in vivo animal models utilizing the preclinical services program funded by the Division of Microbiology and Infectious Diseases (“DMID”), which is part of the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), which is part of the Department of Health and Human Services (“HHS”), an agency of the U.S. government. The NIAID contractors completed these studies and prepared a manuscript for submission to a scientific journal for publication.

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
Acetadote®
We have an agreement with one manufacturer, who provided commercial supplies of Acetadote in 2024.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2024, we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose API with an international supplier. We also had manufacturing arrangements with a packager who provided finished supplies of the product for commercial and sampling purposes during 2024.

Sancuso®
As part of the acquisition of Sancuso, we obtained an initial supply of finished goods inventory. The agreement with the manufacturer of Sancuso was assigned to us and there were additional goods supplied to us during 2022. The production was moved to one of the manufacturer’s other facilities. During 2022, that new facility was approved by the FDA to manufacture and supply Sancuso. We received supplies of the product from the new facility in 2023 and began shipping the Cumberland-packaged product during 2024.
Vaprisol®
As part of the acquisition of Vaprisol, we obtained a significant existing supply of raw material inventory. We reached an agreement during 2020 with a new manufacturer to provide us with long-term supplies of the product. We subsequently completed the transfer of the product’s manufacturing to the new facility in 2021. We informed the FDA that supplies of the product are not currently available and are awaiting approval for that new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. They have successfully produced Vaprisol in their facility and we look forward to relaunching the brand once the FDA clears our submission to manufacture it in the new facility. Meanwhile, our partner is providing a special supply of compounded product in support of critically ill patients.
Vibativ®
Through our acquisition of Vibativ, we obtained a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacturing of the product. We completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility. During 2024, we launched a new, smaller package for our Vibativ product. This additional presentation is designed to overcome a barrier at smaller hospitals and infusion centers that use less of the product at a time, allowing them to better manage their costs and the workflow associated with the product.
Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. In 2024, Cardinal Health Specialty Solutions exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.
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
On November 7, 2023, the USPTO issued U.S. Patent number 11,806,400 (the “400 Caldolor Patent”) which is assigned to us. The claims of the 400 Caldolor Patent include composition and methods of treating pain and fever using intravenous ibuprofen. Following its issuance, the 400 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in March 2032. We also have additional patent applications related to Caldolor pending with the USPTO.

Vibativ®
We own numerous U.S. patents and related international patents for Vibativ. These patents were acquired in our November 2018 acquisition of certain product rights, intellectual property and related assets of Vibativ from Theravance. U.S. Patent number 7,531,623 (the “623 Vibativ Patent”) is listed in the FDA Orange Book and is scheduled to expire in January 2027 and includes composition of matter claims that encompass the Vibativ drug substance as well as methods for preparing the Vibativ drug substance.
Remaining Products
We have no issued patents for our Sancuso, Vaprisol or Kristalose products. We have multiple granted patents relating to our ifetroban products and patent applications pending with the USPTO.
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
Our products face competition from other branded products, generics and alternate medical treatments. Our task is to position each brand to feature its competitive advantages, implement a well thought out marketing plan and provide focused sales, field based medical and other tactical support.
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
In November 2012, InnoPharma Inc. was granted approval by the FDA to distribute their generic form of the old formulation of Acetadote containing EDTA. In late 2012, we entered into the Settlement Agreement with Paddock and Perrigo that included the right to distribute our Authorized Generic Acetadote injection product. Our branded Acetadote now competes with both the EDTA-free Authorized Generic Acetadote distributed by Paddock and Perrigo along with generic Acetadote products that contain EDTA.
There are multiple manufacturers of injectable NAC products that are based on our old formulation.

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
•Bupivacaine injectable suspension (brand name Exparel®), a product sold by Pacira Pharmaceuticals, Inc., along with two additional bupivacaine products, Xaracoll and Posimir, which were more recently approved; and
•Acetaminophen and ibuprofen combination injection (brand name Combogesic®), is a combination of acetaminophen and ibuprofen approved by the U.S. FDA in October 2023, and is sold by Hikma Pharmaceuticals PLC.
•Suzetrigine oral tablets (brand name Journavx®), a product sold by Vertex Pharmaceuticals, Inc., a non-opioid pain signal inhibitor approved by the U.S. FDA in January 2025.
We are aware of other product candidates in development to treat acute pain, including injectable NSAIDs, novel opioids, new formulations of existing therapies and extended release anesthetics. We believe non-narcotic analgesics for the treatment of post-surgical pain are the primary potential competitors to Caldolor.
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
•Vibrant Gastro (brand name Vibrant®) an orally administered drug-free capsule to enhance colonic motility via mechanical stimulation of the colon.
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
Sancuso®
Sancuso is the only transdermal patch FDA approved for the management of chemotherapy-induced nausea and vomiting (“CINV”). Each patch delivers up to five days of treatment with granisetron, a standard of care for CINV, through the skin. Recommended treatment suggests the patch be applied 24 to 48 hours prior to chemotherapy treatment and remain in place for five days.
While there are no other transdermal products available to treat CINV, there is a large number of generic and branded oral products as well as a limited number of injectables. Cumberland considers the oral branded products to be the most important competition including Akynzeo; Emend® Oral (manufactured by Merck); Varubi® (branded NK1 receptor antagonist sold by Tesaro Inc. a division of GSK); Zuplenz® (a branded version of Ondansetron marketed by Par Pharmaceuticals, Inc.) and Kytril® (a branded version of injectable granisetron hydrochloride manufactured by Roche Pharmaceuticals Inc.).
Vaprisol®
Vaprisol is a patented, prescription brand indicated to raise serum sodium levels in hospitalized patients with euvolemic and hypervolemic hyponatremia. The product was developed and registered by Astellas and then launched in 2006. It is one of two branded prescription products indicated for the treatment of hyponatremia, and the first and only intravenously administered branded treatment. The other competing product is Samsca® (an oral tolvaptan product sold by Otsuka Pharmaceutical Company). There are also several generic versions of tolvaptan sold by other companies.
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
The major generic competitors are vancomycin, linezolid and daptomycin. Vancomycin is by far the most widely used agent. Newer branded agents are also available, including:
•Ceftaroline fosamil (brand name Teflaro®), an injectable antibiotic manufactured and sold by Allergan;
•Ceftolozane/Tazobactam (brand name Zerbaxa®), a combination cephalosporin and beta-lactamase inhibitor manufactured and sold by Merck;
•Omadacycline (brand name Nuzyra®), a new tetracycline approved in October 2018 and sold by Paratek Pharmaceuticals Inc.;

•Dalbavancin (brand name Dalvance®), an injectable antibiotic manufactured and sold by Allergan;
•Oritavancin (brand name Orbactiv®), an injectable antibiotic manufactured and sold by Melinta; and
•Ceftobripole (brand name Zevetera), an injectable antibiotic registered in 2024 by Basilea.
We are also aware of a number of other novel antibiotics that are currently in development.
Antibiotic drug selection is based both on an empiric and susceptibility proven basis. In the hospital setting, cost is an important factor which favors the use of generic agents if they are effective. Newer agents are often reserved for two reasons: they are valuable in the treatment of patients that fail to respond to generics and it is considered good practice to conserve the use of these agents to reduce the risk of resistance. antimicrobial resistance, which is considered a global public health threat by the Center for Disease Control and Prevention (“CDC”).
GOVERNMENT REGULATION
The development of new pharmaceutical products can be a long, expensive and risky process. There is no assurance we will obtain successful study results or secure the market approvals needed for our pipeline product candidates. Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, distribution, marketing and sale of pharmaceutical products. For more information, see "Risks Relating to Government Regulation" in Part I, Item 1A of this Form 10-K.
In the U.S., the FDA under the Federal Food, Drug and Cosmetic Act (“FDCA”), the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (“NDAs”) or biologics license applications (“BLAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
We, our manufacturers and contract research organizations may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act (“OSHA”), the Resource Conservation and Recovery Act, the Clean Air Act, and import, export and customs regulations as well as the laws and regulations of other countries.
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
Those tests, called clinical trials, are carried out sequentially in Phase I, II and III studies, which involve increasing numbers of subjects. The manufacturer then compiles the resulting data and analyses in an NDA. The FDA reviews the NDA with three major concerns: (1) safety and effectiveness in the drug's proposed use; (2) appropriateness of the proposed labeling; and (3) adequacy of manufacturing methods to assure the drug's identity, strength, quality and purity.

The sponsor of the drug typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase I clinical trials are generally conducted in a small number of healthy volunteers, primarily to collect and assess pharmacokinetics and safety data at one or more dosages prior to proceeding into patients.
In Phase II clinical trials, the sponsor evaluates the early efficacy of the product in short-term trials on the targeted indication and identifies possible adverse effects and safety risks in a patient population.
Phase III clinical trials typically involve testing for patients in long-term trials examining safety and clinical efficacy in an expanded population at geographically dispersed test sites.
The FDA requires that clinical trials be conducted in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Each clinical site that conducts a trial must obtain institutional review board ("IRB"), or ethics committee (outside of the U.S.), approval of the clinical trial design and patient-informed consent, and may also impose other conditions or require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements.
The results of the nonclinical and clinical trials, together with detailed information on the manufacturing and composition of the product and proposed labeling, are submitted to the FDA in the form of an NDA for marketing approval. The NDA undergoes a 60-day validation review period before it is accepted for filing.
The FDA and associated regulations detail the requirements at each step. The FDA uses a few special mechanisms to expedite drug development and the review process when a drug might address an unmet need or a serious disease or condition. Those mechanisms include accelerated approval, fast track and priority reviews, and the newer designation, breakthrough therapy.
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
The complete response letter will describe the specific deficiencies that the agency has identified in an application and what changes must be made before the application can be approved, with no implication regarding whether the application will ultimately be approved. An approval letter authorizes commercial marketing of the drug for the proposed indication(s) under study. While the FDA’s PDUFA 2021 Performance Report showed a continued increase in the percentage of first-cycle approval letters for new molecular entities rising from 56% for FY 2009 to 74% for FY 2024, we cannot be certain that timely first-cycle approvals will be maintained by the FDA.
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
The FDA also requires post-market safety surveillance reporting to monitor the side effects of the drug, which may result in withdrawal of approval after marketing begins if significant adverse safety findings are found.
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
Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication, or combination drugs. Marketing exclusivity for a 505(b)(2) submission is three years.
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
Acetadote received orphan drug designation in October 2001 and in 2004 the FDA approved the product to prevent or lessen hepatic injury after ingestion of a potentially hepatotoxic quantity of acetaminophen. Acetadote was entitled to marketing exclusivity until January 2011 for the treatment of this approved indication. We also received orphan drug designation for Ifetroban for the treatment of cardiomyopathy associated with Duchenne muscular dystrophy in 2024.
Rare pediatric disease designation and priority review vouchers (“PRV”)
The rare pediatric disease PRV program aims to incentivize drug development for rare pediatric diseases.
To be eligible for a voucher, the drug should be (1) approved for a rare pediatric disease and (2) treat or prevent a serious or life-threatening manifestation of the disease or condition that affects children. These serious or life-threatening manifestations may be the manifestations that primarily affect children, but they are not required to be, so long as the approved indication is clinically meaningful to pediatric patients with the disease or condition.
Under this voucher program, a sponsor who receives an approval for a drug or biological product for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review for a different product. The sponsor may also transfer or sell the voucher to another sponsor.
FDA awards rare pediatric disease PRVs to sponsors of rare pediatric disease products that are approved and meet certain criteria. Prior to submitting a marketing application for its drug, a sponsor that plans to request a rare pediatric disease PRV may request rare pediatric disease designation.

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
The Hatch-Waxman Act
The Drug Price Competition and Patent Term Restoration Act, informally known as the “Hatch-Waxman Act,” is a 1984 United States federal law that established the modern system of generic drugs.
The Hatch-Waxman Act amended the Federal Food, Drug and Cosmetic Act. Section 505(j) 21 U.S.C. 355(j) sets forth the process by which would-be marketers of generic drugs can file ANDAs to seek FDA approval of the generic. Section 505(j)(2)(A)(vii)(IV), the so-called Paragraph IV, allows 180-day exclusivity to companies that are the "first-to-file" an ANDA against holders of patents for branded counterparts.
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
Health care legislation
On March 23, 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, (“PPACA”). On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (“HCERA”) was enacted into law, which modified the revenue provisions of the PPACA. The PPACA as amended by the HCERA constitutes the healthcare reform legislation. The following highlights certain provisions of the legislation that may affect us.
Pharmaceutical Industry Fee: Beginning in calendar-year 2011, an annual fee was imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs (e.g., Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs programs, Department of Defense programs and TRICARE).
The annual fee is allocated to companies based on their previous calendar-year market share using sales data that the government agencies that purchase the pharmaceuticals will provide to the Treasury Department. Although we participate in government programs that subject us to this fee, our sales volume in such programs is less than $10 million, with the first $5 million of sales being exempt from the fee. This fee has not had a material impact and is not expected to have a material impact on our results of operations.
In addition, PDUFA imposes annual program fees. An applicant will be assessed annual prescription drug program fees for prescription drug products, incurring a fee for each strength of a drug product. An applicant may not be assessed more than five prescription drug program fees for a fiscal year for prescription drug products identified in a single approved application.

Under section 736(d)(1)(A) of the FD&C Act, an applicant may qualify for a waiver of or reduction in application or program fees if the waiver or reduction is necessary to protect the public health. Under this provision, the FDA considers the following questions in determining whether to grant a public health waiver or reduction in user fees: (1) Does the product protect the public health? and (2) Is the waiver or reduction necessary to continue an activity that protects the public health? In addition, an applicant may qualify for a waiver or reduction in application or program fees when the assessment of the fees would present a significant barrier to innovation because of limited resources available to the applicant or other circumstances.
Under section 736(a)(1)(F) of the FD&C Act, a human drug application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the FD&C Act is not subject to an application fee unless the human drug application includes an indication for other than a rare disease or condition.
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
Medicaid Rebate Rate: Under the Medicaid Drug Rebate program, we currently are required to provide rebates for covered outpatient drugs that are dispensed to Medicaid beneficiaries. In addition, we also are required to participate in the Public Health Service’s 340B drug pricing program, which requires us to agree to charge no more than a designated ceiling price for covered outpatient drugs that are dispensed to community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.
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
If we amend the NDA for an FDA-approved product, such as adding safety or efficacy labeling claims, promoting those new claims, making certain manufacturing changes or product enhancements, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved.
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
ICH - International Committee on Harmonization
Outside of the U.S., our ability to market our products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The International Committee on Harmonization (“ICH”) provides a set of standards that most regulatory authorities adhere to (e.g. U.S., Europe and Japan) allowing greater harmonization in the interpretation and application of technical guidelines and requirements for pharmaceutical product registration, thereby reducing or obviating duplication of testing carried out during the research and development of new human medicines. Regulatory harmonization offers many direct benefits to both regulatory authorities and the pharmaceutical industry with beneficial impact for the protection of public health.
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
EMPLOYEES
As of December 31, 2024 we had 91 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital oncology and field sales personnel in particular. To that end, we work with qualified search firms to identify talent, we measure and adjust compensation levels to remain competitive and we work closely with team members to support their success.
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

Item 1A. Risk Factors.
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
•Global and national conditions and events, including, but not limited to, rising interest rates, increased inflation, supply chain disruptions, labor conditions, significant natural disasters, pandemics and public health crises and international conflict, may adversely affect our business, revenues, results of operations and financial condition.
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
•Our business is subject to cybersecurity and artificial-intelligence related risks, including risks related to system failures, security breaches, including any cybersecurity incidents, adverse events or other disruptions within our information technology infrastructure at our corporate headquarters; or intellectual property infringement.
•Our business faces a serious financial risk if generic products that compete with any of our branded pharmaceutical products are approved and sold because sales of our products will be adversely affected and our business may not recover the capital costs of bringing that product to market.
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

RISKS RELATED TO OUR BUSINESS
Unfavorable global and national economic conditions and events, including, but not limited to increased inflation, rising interest rates, supply chain disruptions, labor conditions, pandemics and public health crises and international conflicts, could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
Our business and results of operations could be adversely affected by changes in global or national economic conditions. These conditions include, but are not limited to, increased inflation, high and rising interest rates, supply chain disruptions, labor conditions, significant natural disasters (including as a result of climate change), the negative impacts from pandemics and public health crises (such as the COVID-19 pandemic) and the negative impacts resulting from political and military conflict, trade and other international disputes, including the ongoing conflicts in Eastern Europe and the Middle East. These conditions have had a significant adverse impact on economic and market conditions around the world, including the United States. While the economic impact brought by, and the duration of, such global events is difficult to assess or predict, such events could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Inflation rates have increased recently to levels not seen in decades. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In response to inflationary pressures, the Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to the increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in September 2024 and November 2024, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, ongoing effects of the COVID-19 pandemic, the ongoing conflicts in Eastern Europe and the Middle East and employee availability and wage increases.
An adverse development regarding our products could have a material and adverse impact on our future revenues and profitability.
Our product portfolio currently includes six brands: Acetadote, Caldolor, Kristalose, Sancuso, Vaprisol and Vibativ. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products, could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability including:
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
We do not manufacture any of our products, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our products could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell our products as planned. Furthermore, if we encounter delays or difficulties with contract manufacturers in producing our products, including as a result to disruptions to supplier operations resulting from factors such as supply chain delays, public health emergencies, climate events or political unrest, or otherwise, the distribution, marketing and subsequent sales of these products could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands.

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
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility through a complex process. It would be particularly difficult to find a new manufacturer of the Kristalose active pharmaceutical ingredient on an expedited basis. We have a manufacturing relationship with one packager who has provided finished supplies of Kristalose for commercial and sampling purposes since 2022. If the manufacturing or packaging facilities are unable to produce useable or marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Kristalose.
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
Sancuso: As part of the acquisition of Sancuso in January 2022, we obtained an initial supply of finished goods inventory and work in progress. The product’s FDA registration was subsequently transferred from Kyowa Kirin, Inc. to Cumberland in August 2023.
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
As of December 31, 2024, we had 91 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.

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
As cyber threats continue to evolve (including through the use of artificial intelligence), we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by breaches, including unauthorized access to proprietary information and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of customers if security breaches are not prevented.
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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2024, intangible assets relating to products, which are being amortized, represented approximately 24 percent of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
As of December 31, 2024, our officers and directors control approximately 44.41 percent of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares. There is also a risk that neither we nor our independent registered public accounting firm (when applicable in the future) will be able to conclude within the prescribed timeframe that internal controls over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2024, we were in compliance with the Borrowing Base financial covenant of the Revolving Credit Agreement and associated amendments. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2024, we did not have any outstanding interest rate swap contracts.
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
Item 2. Properties.
As of December 31, 2024, we leased approximately 16,903 rentable square feet of space at the Broadwest development in Nashville, Tennessee for our corporate headquarters. The lease commencement date occurred in October 2022 with a term of 157 months leased through November 2035. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
The laboratory space at CET, under an agreement amended in July 2012, is now leased through April 2028. During 2023, Cumberland exercised the 2nd Extension option to extend the lease for five more years through April 2028. CET leases approximately 14,200 square feet of office and wet laboratory space in Nashville, Tennessee to operate the CET Life Sciences Center. Cumberland’s product formulation and testing laboratories are located at this facility, along with CET’s offices. The CET Life Sciences Center also provides laboratory and office space, equipment and infrastructure to early-stage life sciences companies and university spin-outs.
Item 3. Legal Proceedings.
Please see discussion of Melinta Litigation in Note 19 Commitments and Contingencies contained in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 4, 2025, we had 93 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 4, 2025 was $6.05 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2019 to the Nasdaq Composite and a composite of ten Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company - Avadel Pharmaceuticals plc, Harrow Health, Inc., Eagle Pharmaceuticals, Inc., Assertio Holdings, Inc., HLS Therapeutics Inc., EyePoint Pharmaceuticals, Inc., Eton Pharmaceuticals, Inc., Theratechnologies Inc. and Talphera, Inc. The graph assumes an initial investment of $100 on December 31, 2018, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In January 2019, the Company’s Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 339,200 and 402,143 shares of common stock for approximately $0.6 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively. The following table summarizes the activity, by month, during the fourth quarter of 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	29,404	$1.31	29,404	$2,491,306
November	17,908	$1.21	17,908	$2,469,705
December	16,800	$2.17	16,800	$2,433,312
Total	64,112
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
Our commercial portfolio includes six branded products approved for marketing by the FDA. In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate for patients with 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 2) Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Additionally, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal, genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. Next steps include further data analysis and completion of a full study report in preparation for an end-of-Phase-II meeting with the FDA to determine next steps associated with the product’s development and commercialization.
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

2024 Highlights
Below is a list of our Company’s highlights from 2024. For more information, please see Part I, Item I, Business of this Form 10-K.
•Announced the publication of new real-world outcomes research involving 150,000 patients, which compared our Caldolor® (ibuprofen) injection to its key competitor – ketorolac. The results provided compelling evidence that Caldolor is associated with a significantly reduced incidence of adverse drug reactions and also improved healthcare utilization.
•Shared a Caldolor® Special Report, which was published in Anesthesiology News, General Surgery News and Pharmacy Practice News that presented the growing amount of data supporting the use of Caldolor as a standard of care for the treatment of pain and fever. The results demonstrated that the product is a safe and effective treatment for pain and fever in adults, children and infants as young as 3 months of age.
•Announced the FDA approval of a supplemental New Drug Application for Acetadote®, our IV treatment for preventing or lessening liver injury after ingestion of potentially toxic quantities of acetaminophen. The new, streamlined approach reduces the frequency of medication errors and potentially serious non-allergic anaphylactoid reactions without compromising the effectiveness of Acetadote. By simplifying the dosing regimen, health care providers can administer the life-saving treatment more efficiently, potentially improving patient outcomes.
•Introduced our newly Cumberland-packaged Sancuso®, supported by our expanded oncology sales division, after successfully transferring its supply to a new facility that previously received FDA approval for manufacturing the product there.
•Helped advance the submissions for the approval of Vibativ® in China and Saudi Arabia.
•Progressed our clinical trials evaluating ifetroban for patients with Systemic Sclerosis, Duchenne muscular dystrophy and Idiopathic Pulmonary Fibrosis.
•Received both Orphan Drug Designation and Rare Pediatric Disease Designation from the FDA for the use of ifetroban for the treatment of Duchenne muscular dystrophy heart disease, reflecting its potential significance in treating this devastating condition.
•Continued our corporate share repurchase initiative, with a group of our board members also purchasing shares through trading plans in order to add to their holdings in the Company.

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
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements along with grant and rental income. Other revenue was approximately 3.5% of net revenues in 2024 and 5.2% in 2023.
Our financial statements reflect accounts receivable allowances of $1.1 million and $0.6 million at December 31, 2024 and 2023, respectively, for chargebacks and early pay discounts for products.

The following table reflects our sales-related accrual activity for the periods indicated below:

	2024	2023

Balance, January 1	$7,579,783	$8,347,214
Current provision	20,235,610	22,184,661
Actual product returns and credits issued	(19,981,182)	(22,952,092)
Balance, December 31	$7,834,211	$7,579,783

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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for product returns and rebates represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $7.8 million and $7.6 million as of December 31, 2024 and 2023, respectively. Of these amounts, our estimated liability for fee for services represented $1.5 million and $1.4 million, respectively, while our accrual for product returns totaled $2.7 million and $2.6 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.6 million for the years ended December 31, 2024 and 2023. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million for the years ended December 31, 2024 and 2023.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2024, in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
Non-current inventories consist of active pharmaceutical ingredients which typically have an extended life and selected finished good products with an extended life longer than one year.

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

RESULTS OF OPERATIONS
Year ended December 31, 2024 compared to year ended December 31, 2023
The following table presents the statements of operations for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023	Change
Net revenues	$37,867,945	$39,552,507	$(1,684,562)
Costs and expenses:
Cost of products sold	6,585,972	6,066,611	519,361
Selling and marketing	17,023,023	18,451,765	(1,428,742)
Research and development	4,816,206	5,834,229	(1,018,023)
General and administrative	11,126,901	10,651,915	474,986
Amortization and impairment	4,748,252	8,102,648	(3,354,396)
Total costs and expenses	44,300,354	49,107,168	(4,806,814)
Operating loss	(6,432,409)	(9,554,661)	3,122,252
Interest income	334,444	286,854	47,590
Other income	—	2,828,871	(2,828,871)
Other income - settlement	—	475,000	(475,000)
Other income - gain on insurance proceeds	237,089	346,800	(109,711)
Interest expense	(605,508)	(667,861)	62,353
Loss before income taxes	(6,466,384)	(6,284,997)	(181,387)
Income tax benefit (expense)	22,669	(45,769)	68,438
Net loss	$(6,443,715)	$(6,330,766)	$(112,949)
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2024	2023	Change
Products:
Kristalose	$15,315,259	$15,981,850	$(666,591)
Sancuso	9,005,129	8,096,788	908,341
Vibativ	7,160,125	8,812,692	(1,652,567)
Caldolor	4,959,385	4,333,923	625,462
Acetadote	185,182	458,759	(273,577)
Omeclamox	(3,075)	20,030	(23,105)
Vaprisol	(174,538)	151,336	(325,874)
RediTrex	90,237	(341,886)	432,123
Other	1,330,241	2,039,015	(708,774)
Total net revenues	$37,867,945	$39,552,507	$(1,684,562)
Net revenues. Net revenues for the year ended December 31, 2024, were approximately $37.9 million compared to $39.6 million for the year ended December 31, 2023. As detailed in the table above, net revenue increased during 2024 for two of our marketed products: Sancuso and Caldolor. These increases were mainly offset by decreases in net product sales of Kristalose and Vibativ.

Kristalose revenue decreased by $0.7 million, compared to December 31, 2023, primarily as a result of decreased shipments of the product.
Sancuso revenue was $9.0 million compared to $8.1 million in the prior year, an increase of $0.9 million or 11.2% for the year ended December 31, 2024. This increase in net revenue was impacted by an improvement in product returns in 2024.
Vibativ revenue decreased to $7.2 million for the year ended December 31, 2024, compared to $8.8 million in the same prior year period. The decrease was the result of decreased shipments of the product and higher product returns.
Caldolor revenue was $5.0 million during the year ended December 31, 2024, compared to $4.3 million in the same period last year. This 14.4% increase in Caldolor revenue for the year ended December 31, 2024, was impacted by an increase in international shipments.
There was no Vaprisol revenue for the year ended December 31, 2024, as Cumberland is currently out of commercial inventory of the product. Net revenue was negatively impacted by various sales deduction adjustments.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2024, the Acetadote net revenue was $0.2 million, as compared to $0.5 million from the prior year period. This decrease results from lower sales for our Authorized Generic.
Omeclamox-Pak had no sales for the years ended December 31, 2024 and 2023 as Cumberland is currently out of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties and currently is under new management and is reorganizing.
We discontinued the product RediTrex in 2023. Net revenue was positively impacted by various sales deduction adjustments.
Other Revenue. Other revenue decreased from 2023 when milestone payments of $1 million associated with our Vibativ product were recorded.
Cost of products sold. Cost of products sold for the year ended December 31, 2024, were $6.6 million compared to $6.1 million in the prior year, an increase of $0.5 million. The gross margin for the years ended December 31, 2024 and 2023, were 82.6% and 84.7%, respectively.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2024, were $17.0 million compared to $18.5 million in the prior year, which was a decrease of $1.4 million. This decrease was primarily a result of a decrease in marketing expenses associated with royalty costs and promotional spending.
Research and development. Research and development costs for the year ended December 31, 2024, were $4.8 million, compared to $5.8 million in the prior year, representing a decrease of $1.0 million due primarily to reduced FDA fees, salaries and consulting expenses. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
General and administrative. General and administrative expenses for the year ended December 31, 2024, were $11.1 million compared to $10.7 million in the prior year. The primary driver of the increase was higher salary costs.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2024	2023
Net revenue (1)	$7,161,413	$9,812,692
Cost of products sold (2)	1,829,824	1,423,399
Royalty and operating expenses	1,754,411	2,379,939
Vibativ contribution	$3,577,178	$6,009,354
(1) 2023 net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Years ended December 31,
	2024	2023
Net revenue	$9,005,132	$8,096,788
Cost of products sold (1)	856,608	1,214,826
Royalty and operating expenses	3,777,160	3,375,823
Sancuso contribution	$4,371,364	$3,506,139
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2024 totaled approximately $4.7 million which is a decrease of $3.4 million due to a $3.3 million write down of our Omeclamox intangible assets for the year ended December 31, 2023.
Income taxes. Income taxes totaled $22,669 as a benefit for the year ended December 31, 2024, and $45,769 tax expense for the year ended December 31, 2023.
Other income. For the year ended December 31, 2024, we recognized a gain of $0.2 million for a payout earned on a company owned insurance policy. For the year ended December 31, 2023, we recognized a $2.8 million refund of FDA fees for the periods of 2023 and 2022 to further our product research efforts. In addition, in 2023 we recognized a gain of $0.5 million to settle a manufacturing dispute and a gain of $0.3 million for a payout earned on a company owned insurance policy.

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
At December 31, 2024 and December 31, 2023, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2024	2023

Cash and cash equivalents	$17,964,184	$18,321,624
Total cash and cash equivalents	$17,964,184	$18,321,624

Working capital (current assets less current liabilities)	$4,830,429	$7,732,161
Current ratio (multiple of current assets to current liabilities)	1.2	1.3

Revolving line of credit availability	$4,723,830	$7,215,856
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2024	2023

Cash provided by (used in):
Operating activities	$(612,186)	$6,093,821
Investing activities	57,842	(105,695)
Financing activities	196,904	(7,424,472)
Net decrease in cash and cash equivalents	$(357,440)	$(1,436,346)
The net $0.4 million decrease in cash and cash equivalents for the year ended December 31, 2024, was attributable to cash used in operating activities offset by cash provided by financing and investing activities. Cash used in operating activities of $0.6 million is primarily due to an increase in accounts receivable of $1.9 million, a decrease in non-cash contingent consideration of $1.5 million, an increase in CSV of life insurance policies over premiums paid of $0.1 million, the gain on insurance proceeds of $0.2 million and a $1.0 million decrease in operating lease liabilities, partially offset by an increase in inventory of $2.4 million and an increase in accounts payable and other accrued liabilities.
Cash provided by investing activities less than $0.1 million was the result of more life insurance proceeds received offset by additions of intangibles and property.
Cash provided by financing activities of $0.2 million was primarily due to a $2.5 million net borrowing, partially offset by payments of $1.7 million of contingent consideration for Vibativ and Sancuso, and $0.6 million in cash used to repurchase shares of our common stock.
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
Shelf Registration
On December 14, 2023, the Company filed a Shelf Registration on Form S-3 with the SEC associated with the sale of up to $100 million in corporate securities which also was declared effective on December 26, 2023. The Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) on March 20, 2024, in order to allow the Company to sell shares at market prices. The Company did not issue any shares under its ATM program during the year ended December 31, 2024.
On February 5, 2025, the Company utilized the Sales Agreement with H. C. Wainwright and sold 1,000,000 shares of Cumberland’s common shares. These shares sold at a volume weighted average price of $5.4688 per share for aggregate gross proceeds of $5,468,800.
On February 14, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Sales Agreement with H.C. Wainwright for to up to $10 million and filed a prospectus supplement under the Sales Agreement for that aggregate offering amount.
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

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2024:

		Payments Due by Year
Contractual obligations(1)	Total	2025	2026	2027	2028	2029 and after

Line of credit(2)	$15,276,170	$—	$15,276,170	$—	$—	$—
Estimated interest on debt (2)	1,904,747	1,088,427	816,320	—	—	—
Vibativ contingent consideration liability payments (3)	3,242,999	381,989	474,553	512,466	481,680	1,392,311
Sancuso contingent consideration liability payments (4)	1,516,000	332,594	336,884	325,578	204,427	316,517
Operating leases(5)	8,268,382	836,100	909,910	934,180	740,791	4,847,401
Total (1)	$30,208,298	$2,639,110	$17,813,837	$1,772,224	$1,426,898	$6,556,229
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $15.3 million line of credit assuming the current $15.3 million balance outstanding on December 31, 2024 is consistently outstanding through maturity of October 2026. Interest and unused line of credit payments are due and payable quarterly in arrears.
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
OFF-BALANCE SHEET ARRANGEMENTS
During 2024 and 2023 we did not engage in any off-balance sheet arrangements.

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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2024.
The interest rate risk related to borrowings under our line of credit is based on a benchmark (Term SOFR) plus a spread of 2.75%. As of December 31, 2024, we had $15.3 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2024 and 2023. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2024. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a) Recent Developments
Form 8-K, Item 5.02(e). Compensatory Arrangements of Certain Officers

On March 4, 2025, the Company entered into new employment agreements with each of A.J. Kazimi, our Chief Executive Officer (the “Kazimi Employment Agreement”), Jim Herman, our Vice President Trade and Distribution (the “Herman Employment Agreement”), Todd Anthony, our Vice President Organizational Development (the “Anthony Employment Agreement”), Chris T. Bitterman, Vice President Sales and Marketing (the “Bitterman Employment Agreement”) and John M. Hamm, our Vice President, Chief Financial Officer (the “Hamm Employment Agreement”), and together with the Kazimi Employment Agreement, the Herman Employment Agreement, the Anthony Employment Agreement, the Bitterman Employment Agreement and the Hamm Employment Agreement, (the “Employment Agreements”). The Employment Agreements were effective as of January 1, 2025.
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
Kazimi Employment Agreement
Pursuant to the Kazimi Employment Agreement, Mr. Kazimi will serve as the Company’s Chief Executive Officer and will receive a base salary of $730,080.
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
Herman Employment Agreement
Pursuant to the Herman Employment Agreement, Mr. Herman will serve as the Company’s Vice President Trade and Distribution and will receive a base salary of $200,000.
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

Anthony Employment Agreement
Pursuant to the Anthony Employment Agreement, Mr. Anthony will serve as the Company’s Vice President Organizational Development and will receive a base salary of $297,570.
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
Hamm Employment Agreement
Pursuant to the Hamm Employment Agreement, Mr. Hamm will serve as the Company’s Vice President, Chief Financial Officer and will receive a base salary of $256,090.
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
(b) Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, no “director” or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accountant Fees and Services), is incorporated by reference from our proxy statement related to our 2025 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 10, 2025.

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

3.1	Fourth Amended and Restated Charter of Cumberland Pharmaceuticals Inc.

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

Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on May13, 2022
10.11#	Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10.12#	Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Jim Herman and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Todd Anthony and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between John M. Hamm and Cumberland Pharmaceuticals Inc.

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
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.38#
Amendment Number 2 to the Amended and Restated 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.39#
Amendment Number 2 to the Amended and Restated 2007 Directors’ Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.44
Lease Agreement, dated November 15, 2021, by and between Cumberland Pharmaceuticals Inc. and 1600 West End Avenue Partners, LLC., incorporated herein by reference to the corresponding exhibit of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 11, 2022

10.48
Amendment Number 3 to the Amended and Restated 2007 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-33637) as filed with the SEC on August 11, 2023

10.49
Sales Agreement, dated March 20, 2024, by and between Cumberland Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC, incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K (File No:001-33637) as filed with the SEC on March 20, 2024

10.50
Revolving Credit Loan Agreement, dated as of September 5, 2023, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.: 001-33637) as filed with the SEC on September 6, 2023

10.51
First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated March 31, 2024, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (File No. 001-33637)) as filed with the SEC on May 10, 2024

16.1	Letter to the SEC from FORVIS, LLP, incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2023

19.1	Insider Trading Policy

21.1
Subsidiaries of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on May 1, 2007

23.1	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97.1
Policy for the Recovery of Previously Awarded Incentive Compensation, incorporated herein by reference to the corresponding exhibit of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2025.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 7, 2025
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ John M. Hamm	Vice President, Chief Financial Officer	March 7, 2025
John M. Hamm	(Principal Financial and Accounting Officer

/s/ Gordon R. Bernard	Director	March 7, 2025
Gordon R. Bernard

/s/ James R. Jones	Director	March 7, 2025
James R. Jones

/s/ Caroline R. Young	Director	March 7, 2025
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 7, 2025
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 7, 2025
Joseph C. Galante

/s/ Martin S. Brown, Jr.	Director	March 7, 2025
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 7, 2025

/s/ John M. Hamm
John M. Hamm
Chief Financial Officer
March 7, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee of Cumberland Pharmaceuticals Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

As of December 31, 2024, allowances in accounts receivable for chargebacks, cash discounts, and damaged goods were $1.1 million and the estimated liability for rebates, coupons, product returns, and certain fees were $7.8 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing, and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment, as well as historical experience for estimated market activity. Provisions for product returns are calculated based on the expiration dates of products sold, the window where customers are permitted to return products, and the history of returns for individual products in relation to the sales volume for each product.
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
•Compared actual activity for chargebacks, discounts, and damaged goods and rebates, coupons, product returns, and certain fees reported after December 31, 2024, to estimated reserves and accruals on the December 31, 2024, consolidated balance sheet.
/s/ Carr, Riggs & Ingram, LLC
We have served as the Company’s auditor since 2023.
Nashville, Tennessee
March 7, 2025

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$17,964,184	$18,321,624
Accounts receivable, net	11,701,466	9,758,176
Inventories, net	3,999,995	4,609,362
Prepaid and other current assets	2,786,513	3,025,248
Total current assets	36,452,158	35,714,410
Non-current inventories	11,005,499	12,804,529
Property and equipment, net	277,365	367,903
Intangible assets, net	17,973,449	22,607,918
Goodwill	914,000	914,000
Operating lease right-of-use assets	6,176,923	6,674,394
Other assets	2,784,016	2,692,921
Total assets	$75,583,410	$81,776,075

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,914,266	$14,037,629
Operating lease current liabilities	356,508	348,092
Revolving line of credit - current	5,100,000	—
Other current liabilities	12,250,955	13,596,528
Total current liabilities	31,621,729	27,982,249
Revolving line of credit - long term	10,176,170	12,784,144
Operating lease non-current liabilities	4,939,739	5,296,247
Other long-term liabilities	6,299,795	6,453,566
Total liabilities	53,037,433	52,516,206
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 13,952,624 and 14,121,833 shares issued and outstanding as of December 31, 2024 and 2023, respectively	46,821,425	47,091,602
Accumulated deficit	(23,967,931)	(17,488,161)
Total shareholders’ equity	22,853,494	29,603,441
Noncontrolling interests	(307,517)	(343,572)
Total equity	22,545,977	29,259,869
Total liabilities and equity	$75,583,410	$81,776,075
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2024 and 2023

	2024	2023
Revenues:
Net product revenue	$36,537,704	$37,513,492
Other revenue	1,330,241	2,039,015
Net revenues	37,867,945	39,552,507
Costs and expenses:
Cost of products sold	6,585,972	6,066,611
Selling and marketing	17,023,023	18,451,765
Research and development	4,816,206	5,834,229
General and administrative	11,126,901	10,651,915
Amortization and impairment	4,748,252	8,102,648
Total costs and expenses	44,300,354	49,107,168
Operating loss	(6,432,409)	(9,554,661)
Interest income	334,444	286,854
Other income	—	2,828,871
Other income - settlement	—	475,000
Other income - gain on insurance proceeds	237,089	346,800
Interest expense	(605,508)	(667,861)
Loss before income taxes	(6,466,384)	(6,284,997)
Income tax benefit (expense)	22,669	(45,769)
Net loss	(6,443,715)	(6,330,766)
Net (income) loss at subsidiary attributable to noncontrolling interests	(36,055)	51,446
Net loss attributable to common shareholders	$(6,479,770)	$(6,279,320)

Loss per share attributable to common shareholders:
Basic	$(0.46)	$(0.44)
Diluted	$(0.46)	$(0.44)
Weighted-average common shares outstanding:
Basic	14,060,272	14,298,774
Diluted	14,060,272	14,298,774
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(6,443,715)	$(6,330,766)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	4,902,560	4,935,954
Impairment loss on intangible assets	—	3,343,842
Amortization of operating lease right-of-use asset	1,140,738	834,500
Disposal of assets	2,691	20,256
Stock-based compensation	301,895	365,040
Decrease in non-cash contingent consideration	(1,460,804)	(1,253,840)
Increase in cash surrender value of life insurance policies over premiums paid	(139,953)	(124,736)
Noncash interest expense	28,313	15,523
Life insurance proceeds	(237,089)	(346,800)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(1,943,290)	3,404,949
Inventories, net	2,408,397	(23,143)
Other current assets and other assets	189,112	65,684
Operating lease liabilities	(991,359)	(1,405,363)
Accounts payable and other current liabilities	1,784,089	3,724,174
Other long-term liabilities	(153,771)	(1,131,453)
Net cash provided by (used in) operating activities	(612,186)	6,093,821
Cash flows from investing activities:
Additions to property and equipment	(66,461)	(281,268)
Additions to intangible assets	(113,253)	(171,783)
Life insurance policy proceeds received	237,556	347,356
Net cash provided by (used in) investing activities	57,842	(105,695)
Cash flows from financing activities:
Borrowings on line of credit	38,488,920	31,475,000
Payments on line of credit	(35,996,894)	(34,890,856)
Payments made in connection with repurchase of common shares	(579,049)	(740,533)
Cash settlement of contingent consideration	(1,716,073)	(3,268,083)
Net cash provided by (used in) financing activities	196,904	(7,424,472)
Net decrease in cash and cash equivalents	(357,440)	(1,436,346)
Cash and cash equivalents, beginning of year	18,321,624	19,757,970
Cash and cash equivalents, end of year	$17,964,184	$18,321,624

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024 and 2023

	2024	2023
Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$569,230	$647,137
Income taxes	15,000	108,823
Total cash paid included in measurement of lease liability	863,320	804,818
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	530	(51,895)
Change in unpaid invoices for offering costs	(69,701)	69,001
Lease liability obtained from right-of-use assets	128,039	1,158,367
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2024 and 2023

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Accumulated deficit	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2022	14,366,616	$47,474,973	$(11,208,841)	$(292,126)	$35,974,006
Net loss	—	—	(6,279,320)	(51,446)	(6,330,766)
Share-based compensation	157,360	365,040	—	—	365,040
Repurchase of common shares	(402,143)	(748,411)	—	—	(748,411)
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Net loss	—	—	(6,479,770)	36,055	(6,443,715)
Share-based compensation	169,991	301,895	—	—	301,895
Repurchase of common shares	(339,200)	(572,072)	—	—	(572,072)
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
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
The Company’s ownership in CET is now 85% while the remaining interest is owned by WinHealth, Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations was income of $36,055 for the year ended December 31, 2024, and a loss of $51,446 for the year ended December 31, 2023.
Effective January 1, 2007, the Company formed a wholly-owned subsidiary, Cumberland Pharma Sales Corp. ("CPSC"). CPSC is the subsidiary that employs the Company's hospital, field and oncology sales force personnel.
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
In 2018, Cumberland provided a grant of 50,000 shares of the Company’s common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation. The organization also plans to hold a portion of the shares for long-term appreciation. The Foundation maintains separate financial statements and its ongoing operations do not impact the financial statements of Cumberland Pharmaceuticals. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland Pharmaceuticals. Since 2019, Cumberland has made annual cash contributions to the Foundation except in the year 2024 where there was no contribution made. In 2023, the Company made a cash contribution of $40,000.

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
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $2.7 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.
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
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable by correlation or other means.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2024 and 2023, cash equivalents consist primarily of money market funds. The Company monitors concentration of credit risk with the financial institutions in which it conducts business. The Company has cash deposits which fluctuate in excess of federally insured limits throughout the year.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The Company records allowances for amounts that could become uncollectible in the future based on historical experience, as well as amounts related to chargebacks and cash discounts. The Company reviews each customer balance to assess collection status.
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $1.1 million and $0.6 million at December 31, 2024 and 2023, respectively.
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
Non-current inventories consist of active pharmaceutical ingredients which typically have an extended life and selected finished good products with an extended life longer than one year.

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
The Company filed an updated Form S-3 with the SEC on December 14, 2023, which was declared effective on December 26, 2023 (the “Current Registration Statement”). The Company entered into an agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to establish a new ATM program under the Current Registration Statement. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million.
The Company has recorded deferred offering costs for payments directly related to the current Shelf Registration on Form S-3 that was completed during December 2021 and December 2023. These costs consist of legal and accounting fees that the Company has capitalized. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis as the Company completes sales of shares under the Shelf Registration. The Company did not issue any shares under this ATM during the year ended December 31, 2024.
On February 5, 2025, the Company utilized the Sales Agreement with H. C. Wainwright and sold 1,000,000 shares of Cumberland’s common shares. These shares sold at a volume weighted average price of $5.4688 per share for aggregate gross proceeds of $5,468,800.
On February 14, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Sales Agreement with H.C. Wainwright for to up to $10 million and filed a prospectus supplement under the Sales Agreement for that aggregate offering amount.
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
The cost of acquiring product and license rights are capitalized at fair value at the date of acquisition for products that are approved by the FDA for commercial use. These costs are amortized ratably over the estimated economic life of the product. The economic life is estimated based upon several factors. This includes the term of the license agreement, the patent life or market exclusivity of the product as well as management’s expectations of continued involvement with the product and the assessment of future sales, the future periods under which the product will be sold and the profitability of the product. This estimate is evaluated on a regular basis during the amortization period and adjusted if appropriate. If there are any changes made to the useful life of the product and license rights, the costs associated with such a change, if any, will be capitalized and amortized over the revised useful life.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value is determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company’s goodwill was acquired in November 2018 with the Vibativ acquisition and in January 2022 with the Sancuso acquisition. As a result, the Vibativ and Sancuso components of the Company are the reporting units evaluated for goodwill impairment. Cumberland determined the fair value of the reporting units through current and future estimated revenue and profitability of the product. In 2023, given the delay in identifying a packager for Omeclamox-Pak, the Company took a non-cash write down of the related intangible assets of $3.3 million, which is included in amortization expense in the statement operations. Similarly in 2024, the Company recorded a non-cash write down of $0.4 million related to patent defense cost of our Acetadote product, which is also included in amortization expense in the statement of operations.
Revolving Line of Credit
The Company’s policy is to classify a debt obligation as current that otherwise meets the conditions of noncurrent classification when both of the following conditions are met:
1.The Company either a) has the ability and intent to repay the obligation within one year after the balance sheet date, or b) repays the obligation after the balance sheet date but before the financial statements are issued.
2.The repayment of the debt is made with assets that were classified as current as of the balance sheet date.
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
During the year ended December 31, 2023, the Company revised its estimate for rebates related to Sancuso revenues based on additional information related to actual product activities. As a result, the Company recognized additional revenue allowances of $0.6 million for rebates as a change of estimate. There was no change in estimate for the year ended December 31, 2024.

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

Notes to Consolidated Financial Statements (Continued)
Distribution Costs
Distribution costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Distribution costs were as follows for the years ended December 31:

	2024	2023

Distribution costs	$863,529	$881,829
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2024	2023

Advertising costs	$2,987,575	$2,903,741
Research and Development
Research and development costs are expensed in the period incurred. Research and development costs are comprised mainly of clinical trial and regulatory expenses, salaries, wages, fees paid to government regulators and other related costs such as materials and supplies. Research and development expense includes activities performed by third-party providers participating in the Company’s clinical studies. The Company accounts for these costs based on estimates of work performed, patients enrolled or fixed fees for services over the period of time the clinical trials are performed.
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
Related Party Transactions
In July 2023, Cumberland named Martin S. Brown Jr. to our Board of Directors. Mr. Brown is an attorney with over 30 years of corporate law experience who brings significant legal, public company, health care and civic experience to our board. The Company relies on several law firms for legal advice, including the firm with which Mr. Brown is affiliated. In 2024 and 2023, the Company paid Mr. Brown’s law firm $0.05 million in each year.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In November 2023, the FASB issued final guidance in Update 2023-07, which is intended to improve transparency of segment disclosures, primarily through expanded disclosures for significant segment expenses. The guidance is effective for annual periods beginning in 2024 and interim periods beginning in 2025. With the Company having only one segment, the adoption, effective January 1, 2024, did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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

Contingent Consideration Liability
Balance at December 31, 2022	$4,154,823
Cash payment of royalty during the period	(1,018,451)
Change in fair value	(270,485)
Contingent consideration earned and accrued	1,167,486
Balance at December 31, 2023	$4,033,373
Cash payment of royalty during the period	(817,387)
Change in fair value	(668,976)
Contingent consideration earned and accrued	695,989
Balance at December 31, 2024	$3,242,999
The current portion of the contingent consideration liability is $1.1 million and the non-current portion is $2.1 million, as of December 31, 2024.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Contingent Consideration Liability
Balance at December 31, 2022	$3,000,000
Cash payment of royalty during the period	(790,632)
Change in fair value	(685,355)
Contingent consideration earned and accrued	781,987
Balance at December 31, 2023	$2,306,000
Cash payment of royalty during the period	(898,686)
Change in fair value	(791,828)
Contingent consideration earned and accrued	900,514
Balance at December 31, 2024	$1,516,000
The current portion of the contingent consideration liability is $0.8 million and the non-current portion is $0.7 million, as of December 31, 2024.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)    Revenues
Product Revenue
The Company’s net product revenues consisted of the following for the years ended December 31:

	2024	2023
Products:
Kristalose	$15,315,259	$15,981,850
Sancuso	9,005,129	8,096,788
Vibativ	7,160,125	8,812,692
Caldolor	4,959,385	4,333,923
Acetadote	185,182	458,759
Omeclamox	(3,075)	20,030
Vaprisol	(174,538)	151,336
RediTrex	90,237	(341,886)
Total net product revenues	$36,537,704	$37,513,492
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
Other revenues includes funding from federal grant programs including those secured from the FDA and from those secured by CET through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.4 million for the years ended December 31, 2024 and 2023.
Other revenues also includes lease income generated by CET’s Life Sciences Center. It is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 15 - Leases, was approximately $0.6 million and $0.5 million and for the years ended December 31, 2024 and 2023, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(5)    Inventories, Net
The Company's net inventories consisted of the following as of December 31:

	2024	2023
Raw materials	$11,982,045	$12,619,092
Consigned inventory	126,090	149,701
Finished goods, net of reserve	2,897,359	4,645,098
Total inventories	15,005,494	17,413,891
less non-current inventories	(11,005,499)	(12,804,529)
Total inventories classified as current	$3,999,995	$4,609,362
The Company's non-current inventories consisted of the following as of December 31:

	2024	2023
Vibativ Raw Materials	$6,180,347	$6,611,426
Vibativ Finished Goods	183,057	810,454
Kristalose Raw Materials	2,672,720	3,263,515
Vaprisol Raw Materials	1,172,849	1,170,641
Caldolor Finished Goods	77,382	67,307
Sancuso Raw Materials	458,684	574,502
Acetadote Raw Materials	23,915	—
Omeclamox	69,622	—
Study Drug Raw Materials	166,923	203,383
Other Products	—	103,300
Total non-current inventory	$11,005,499	$12,804,529
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
At December 31, 2024 and 2023, there were no cumulative obsolescence or discontinuance losses necessary to recognize.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2024	2023

Computer equipment	3 – 5 years	$514,174	$499,557
Office equipment	3 – 15 years	792,903	771,667
Furniture and fixtures	5 – 15 years	537,057	533,778
Leasehold improvements	3 – 15 years, or remaining lease term	825,074	800,974
Total property and equipment, gross		2,669,208	2,605,976
Less: accumulated depreciation and amortization		(2,391,843)	(2,238,073)
Total property and equipment, net		$277,365	$367,903
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2024	2023

Depreciation expense	$154,308	$177,148
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31, 2024 and 2023.

	2024	2023

Product and license rights	$43,250,341	$43,250,341
Less: accumulated amortization	(26,300,793)	(22,755,543)
Total product and license rights	16,949,548	20,494,798
Patents	10,808,476	10,712,405
Less: accumulated amortization	(9,965,779)	(8,819,287)
Total patents	842,697	1,893,118
Trademarks	433,397	413,775
Less: accumulated amortization	(252,193)	(193,773)
Total trademarks	181,204	220,002
Total intangible assets	$17,973,449	$22,607,918

Goodwill	$914,000	$914,000
Product and license rights include assets associated with the Company’s acquired products, including those discussed in Note 3, Vibativ and Sancuso.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
During 2024 and 2023, the Company recorded an additional $0.1 million for each year in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2024	2023

Amortization and impairment expense	$4,748,252	$8,102,648
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2025	$3,991,482
2026	3,776,803
2027	3,421,395
2028	2,535,409
2029 and thereafter	4,248,360
$17,973,449
(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

	2024	2023

Rebates, product returns, administrative and service fees	$7,834,210	$7,579,783
Employee wages and benefits	1,200,790	1,197,832
Current portion of accrued contingent consideration	1,370,556	2,424,000
Studies accrual	429,825	385,266
Sancuso related liabilities	289,928	827,813
Accrued audit fees	273,000	—
Current deferred charges	207,059	220,402
Other	645,587	961,432
Total accrued liabilities	$12,250,955	$13,596,528
Other long-term liabilities consisted of the following at December 31:

	2024	2023

Non-current portion of accrued contingent consideration	$2,877,312	$3,284,672
Deferred compensation	3,172,483	2,894,894
Other	250,000	274,000
Total other long-term liabilities	$6,299,795	$6,453,566

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
As of December 31, 2024 and December 31, 2023, the Company had $15.3 million and $12.8 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 7.25% and 8.125% at December 31, 2024 and December 31, 2023, respectively.
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
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2024 and 2023, there was no preferred stock outstanding.
(c)    Common Stock
During 2024 and 2023, the Company issued 169,991 shares and 157,360 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. There were no option exercise transactions during 2024 and 2023.
(d)    Share Repurchases
The Company currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The Company repurchased 339,200 shares and 402,143 shares of common stock for approximately $0.6 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively. There remains approximately $2.4 million available under the current repurchase program available for share repurchases at December 31, 2024.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(11)    Loss Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted loss per share for the years ended December 31:

	2024	2023

Numerator:
Net loss	$(6,443,715)	$(6,330,766)
Net (income) loss at subsidiary attributable to noncontrolling interests	(36,055)	51,446
Net loss attributable to common shareholders	$(6,479,770)	$(6,279,320)
Denominator:
Weighted-average shares outstanding – basic	14,060,272	14,298,774
Weighted-average shares outstanding – diluted	14,060,272	14,298,774
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2024	2023

Anti-dilutive shares and options	611,353	452,224

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
The components of the Company's net deferred tax assets at December 31 are as follows:

	2024	2023

Deferred Tax Assets
Net operating loss and tax credits	$14,312,099	$15,427,801
Property and equipment and intangibles	79,979	71,990
Right-of-use liability	1,205,692	1,307,178
Intangible assets	2,762,590	2,337,091
Section 174 expenses	2,586,832	2,208,093
Allowance for accounts receivable	306,007	147,919
Reserve for expired product	649,549	616,979
Inventory	266,695	185,189
Business interest expense limitation	54,720	—
Deferred charges	1,027,520	937,935
Cumulative compensation costs incurred on deductible equity awards	83,189	176,926
Total deferred tax assets	23,334,872	23,417,101

Deferred Tax Liabilities
Right-of-use asset	(1,385,534)	(1,547,773)
Net deferred tax assets, before valuation allowance	21,949,338	21,869,328
Less: deferred tax asset valuation allowance	(21,949,338)	(21,869,328)
Net deferred taxes	$—	$—
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2024:

Years of expiration	Federal	State

2025	$—	$213,534
2026-2042	45,526,439	26,275,020
Indefinite Period	7,143,930	3,299,837
Total federal and state net operating loss carryforwards	$52,670,369	$29,788,391

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax expense (benefit) includes the following components for the years ended December 31:

	2024	2023
Current:
Federal	$—	$—
State and other	(22,669)	45,769
Total current income tax expense	(22,669)	45,769

Deferred:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense (benefit)	$(22,669)	$45,769
The Company’s effective income tax rate for 2024 and 2023 reconciles with the federal statutory tax rate as follows:

	2024	2023
Income tax expense computed at federal statutory tax rate	21.00%	21.00%
State Taxes Net of Federal Benefit	0.11	(0.58)
Tax Credits Generated	3.31	0.80
Change in valuation allowance	(23.61)	(4.96)
Permanent differences	(1.86)	(6.51)
Expiring tax credits	(0.28)	(3.32)
Deferred True-ups	1.67	(7.16)
Net loss tax benefit (expense)	0.34%	(0.73)%
The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets are fully offset with a valuation allowance as of the periods ended December 31, 2024 and 2023.
As of December 31, 2024, the Company has general business credit carryforwards of $1.5 million. These credit carryforwards will expire in years 2025 through 2044.

Years of expiration	Federal
2025	$25,323
2026-2044	1,518,577
Total federal and state credit carryforwards	$1,543,900
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations. The Company is no longer subject to U.S. federal tax examinations for tax years before 2021, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2021. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2021 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. During 2024, the 2022 federal tax return was selected for examination by the Internal Revenue Service. Based on the audit plan, the estimated completion date of this exam is July 31, 2025. The Company has no unrecognized tax benefits in 2024 and 2023.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(13)    Stock-Based Compensation Plans
The Company has grants outstanding under two equity compensation plans. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan") and the 2007 Directors’ Incentive Plan (the "Directors’ Plan"), which were approved by shareholders, superseded the 1999 Stock Option Plan. Both plans are available for future grants of equity compensation awards to employees, consultants and directors. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 3.2 million shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan. As of December 31, 2024, the Company had 784,604 shares available for future grants under the 2007 Plan and 114,007 shares available under the Directors’ Plan.
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
During 2011, the Company began issuing shares of restricted stock with no exercise price to employees and directors. Restricted stock issued to employees generally cliff-vests on the fourth anniversary of the grant date. Beginning in 2021, the Company began issuing incentive stock options to employees with the same fourth anniversary cliff-vest. Restricted stock continues to be issued to directors and vests on the one year anniversary of the grant date. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the grant date.
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense was $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, there was approximately $0.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.76 years.
Stock Options
Stock options activity was as follows:

	Number of option shares	Weighted- average exercise price	Weighted-average remaining contractual term

Outstanding, December 31, 2022	319,650	$3.00	6.15
Granted	192,750	2.06
Exercised	—	—
Forfeited/canceled	(25,150)	2.55
Outstanding, December 31, 2023	487,250	2.65	5.59
Granted	190,450	1.80
Exercised	—	—
Forfeited/canceled	(36,100)	2.25
Outstanding, December 31, 2024	641,600	$2.42	5.00
The weighted-average grant-date fair value of options granted during the years 2024 and 2023 was $1.05 and $1.16 , respectively. No options were vested and exercisable at December 31, 2024. The aggregate intrinsic value of options outstanding was minimal.

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

	2024	2023

Expected term (in years)	5.69	5.71
Expected volatility	67.89%	65.87%
Risk free interest rate	4.24%	3.45%
Expected dividend yield	—	—
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
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted-average grant-date fair value

Nonvested, December 31, 2022	395,751	4.29
Granted	34,250	1.93
Vested/released	(157,360)	5.73
Forfeited/canceled	(12,075)	3.63
Nonvested, December 31, 2023	260,566	3.14
Granted	50,500	1.71
Vested/released	(169,991)	3.37
Forfeited/canceled	(1,250)	3.56
Nonvested, December 31, 2024	139,825	2.34
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the grant date. The fair value of restricted stock awards that vested during the years 2024 and 2023 was $0.3 million for each year. At December 31, 2024, there was approximately $0.1 million of unrecognized compensation costs related to restricted stock awards, which is expected to be recognized over a weighted-average period of less than a year. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2024 and 2023, the Company contributed approximately $0.08 million in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheets, was $3.2 million and $2.9 million as of December 31, 2024 and 2023, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.3 million and $2.4 million as of December 31, 2024 and 2023, respectively.
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
Included within the right-of-use assets are startup expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation (“Nephron”). These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of December 31, 2024 and 2023, the value of this asset was $0.8 million and $1.0 million, respectively.
Also included within the right-of-use assets are startup expenditures related to a new master services agreement and project agreement with Kindos Pharmaceuticals Co. Ltd. signed in 2024. These expenditures are also classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Kindos contract. As of December 31, 2024, the value of the asset was $0.1 million.
Rent expense is recognized over the expected term of the lease on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows for the years ended December 31:

	2024	2023

Rent expense	$1,384,083	$1,304,865

Sublease income	$554,069	$544,138

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
The weighted-average remaining lease term for the Broadwest and Gateway leases is 9.60 years and 10.42 years for the year ended December 31, 2024 and 2023, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments of both leases is 9.38% and 9.40% for the years ended December 31, 2024 and 2023, respectively.
Lease Position
At December 31, 2024 and 2023, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$6,176,923	$6,674,394

Lease Liabilities	December 31, 2024	December 31, 2023
Operating lease current liabilities	$356,508	$348,092
Operating lease non-current liabilities	4,939,739	5,296,247
Total	$5,296,247	$5,644,339

As of December 31, 2024, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2024	Operating Leases
2025	$836,100
2026	909,911
2027	934,180
2028	740,791
2029	650,766
After 2029	4,196,635
Total minimum lease payments	8,268,383
Less: Interest	(2,972,136)
Present value of lease liabilities	$5,296,247

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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2024	2023

Customer 1	29%	29%
Customer 2	26%	26%
Customer 3	21%	24%
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 63.7% and 62.3% at December 31, 2024 and 2023, respectively.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(20)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2024 and 2023:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2024:
Net revenues	$8,497,701	$9,848,849	$9,085,826	$10,435,569	$37,867,945
Operating loss	(1,869,250)	(1,026,688)	(1,694,432)	(1,842,039)	(6,432,409)
Net loss	(1,902,472)	(1,102,637)	(1,536,969)	(1,901,637)	(6,443,715)
Net loss attributable to common shareholders	(1,946,263)	(1,085,612)	(1,544,081)	(1,903,814)	(6,479,770)
Loss per share attributable to common shareholders (1)
Basic	$(0.14)	$(0.08)	$(0.11)	$(0.14)	$(0.46)

Diluted	$(0.14)	$(0.08)	$(0.11)	$(0.14)	$(0.46)

2023:
Net revenues	$9,224,638	$10,888,877	$10,085,926	$9,353,066	$39,552,507
Operating income (loss)	(1,531,678)	22,859	(1,866,603)	(6,179,239)	(9,554,661)
Net income (loss)	172,286	862,154	(1,063,219)	(6,301,987)	(6,330,766)
Net income (loss) attributable to common shareholders	192,184	872,200	(1,049,298)	(6,294,406)	(6,279,320)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$0.01	$0.06	$(0.07)	$(0.44)	$(0.44)

Continuing operations - diluted	$0.01	$0.06	$(0.07)	$(0.44)	$(0.44)
(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2024 and 2023.

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2023	596,091	5,953,142	—	(5,969,671)	(1)	579,562
2024	579,562	5,734,792	104,000	(5,381,391)		1,036,963

Valuation allowance for deferred tax assets:
For the years ended December 31:
2023	21,557,784	311,544	—	—		21,869,328
2024	21,869,328	80,060				21,949,388
(1) Composed of actual returns and credits for chargebacks and cash discounts.