Form 10-Q
period 2025-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2025-05-09
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,961,137 shares of common stock as of May 6, 2025.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,108,413	$17,964,184
Accounts receivable, net	10,487,925	11,701,466
Inventories, net	4,098,859	3,999,995
Prepaid and other current assets	2,181,954	2,786,513
Total current assets	31,877,151	36,452,158
Non-current inventories	9,939,236	11,005,499
Property and equipment, net	298,740	277,365
Intangible assets, net	16,986,962	17,973,449
Goodwill	914,000	914,000
Operating lease right-of-use assets	7,177,490	6,176,923
Other assets	2,742,299	2,784,016
Total assets	$69,935,878	$75,583,410
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,927,623	$13,914,266
Operating lease current liabilities	371,094	356,508
Current portion of revolving line of credit	—	5,100,000
Other current liabilities	11,220,902	12,250,955
Total current liabilities	25,519,619	31,621,729
Revolving line of credit - long term	5,240,733	10,176,170
Operating lease non-current liabilities	4,829,054	4,939,739
Other long-term liabilities	6,005,853	6,299,795
Total liabilities	41,595,259	53,037,433
Equity:
Shareholders’ equity:
Common stock—no par value; 100,000,000 shares authorized; 14,961,137 and 13,952,624 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	51,367,883	46,821,425
Accumulated deficit	(22,710,863)	(23,967,931)
Total shareholders’ equity	28,657,020	22,853,494
Noncontrolling interests	(316,401)	(307,517)
Total equity	28,340,619	22,545,977
Total liabilities and equity	$69,935,878	$75,583,410

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2025	2024
Net revenues	$11,713,055	$8,497,701
Costs and expenses:
Cost of products sold	1,425,714	1,575,542
Selling and marketing	4,231,980	4,154,588
Research and development	1,295,076	1,158,253
General and administrative	2,463,008	2,367,907
Amortization	1,005,330	1,110,661
Total costs and expenses	10,421,108	10,366,951
Operating income (loss)	1,291,947	(1,869,250)
Interest income	125,709	96,746
Interest expense	(163,802)	(118,526)
Income (loss) before income taxes	1,253,854	(1,891,030)
Income tax expense	(5,670)	(11,442)
Net income (loss)	1,248,184	(1,902,472)
Net loss (income) at subsidiary attributable to noncontrolling interests	8,884	(43,791)
Net income (loss) attributable to common shareholders	$1,257,068	$(1,946,263)
Earnings (loss) per share attributable to common shareholders
- basic	$0.08	$(0.14)
- diluted	$0.08	$(0.14)
Weighted-average shares outstanding
- basic	14,942,522	14,098,022
- diluted	15,259,824	14,098,022

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,248,184	$(1,902,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,031,584	1,150,685
Amortization of operating lease right-of-use assets	285,184	285,184
Share-based compensation	74,212	78,754
Increase (decrease) in non-cash contingent consideration	44,976	(230,430)
Decrease (increase) in cash surrender value of life insurance policies over premiums paid	81,182	(129,217)
Noncash interest expense	5,362	3,810
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,213,541	(1,066,410)
Inventories, net	967,399	170,469
Other current assets and other assets	60,371	205,619
Operating lease liabilities	(219,493)	(213,825)
Accounts payable and other current liabilities	(600,043)	(645,542)
Other long-term liabilities	(293,942)	156,728
Net cash provided by (used in) operating activities	3,898,517	(2,136,647)
Cash flows from investing activities:
Additions to property and equipment	(47,630)	(41,621)
Net investment in manufacturing facility	(1,162,357)	—
Additions to intangible assets	(18,199)	(16,565)
Net cash used in investing activities	(1,228,186)	(58,186)
Cash flows from financing activities:
Proceeds from ATM offering, net	5,266,334	—
Borrowings on line of credit	—	11,000,000
Payments on line of credit	(10,035,437)	(7,700,000)
Cash settlement of contingent consideration	(511,131)	(630,701)
Payments made in connection with repurchase of common shares	(245,868)	(247,605)
Net cash provided by (used in) financing activities	(5,526,102)	2,421,694
Net increase (decrease) in cash and cash equivalents	(2,855,771)	226,861
Cash and cash equivalents at beginning of period	$17,964,184	$18,321,624
Cash and cash equivalents at end of period	$15,108,413	$18,548,485
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,212	—	—	74,212
Repurchase of common shares	(53,837)	(243,704)	—	—	(243,704)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2024, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$1,257,068	$(1,946,263)
Denominator:
Weighted-average shares outstanding – basic	14,942,522	14,098,022
Dilutive effect of other securities	317,302	—
Weighted-average shares outstanding – diluted	15,259,824	14,098,022

As of March 31, 2025 and 2024, restricted stock awards and options to purchase 810,211 and 496,859 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Products:
Kristalose	$3,484,310	$3,195,609
Sancuso	2,256,294	1,827,769
Vibativ	1,378,066	1,605,489
Caldolor	1,307,439	1,470,699
Acetadote	151,651	80,203
Omeclamox-Pak	(5,387)	(1,615)
Vaprisol	(600)	8,662
RediTrex	(347)	35,556
Other revenue	3,141,629	275,329
Total net revenues	$11,713,055	$8,497,701
There was no Omeclamox-Pak net revenue for the first quarter of 2025 due to our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. As we have not been able to identify an alternative site to package the product, we discontinued the sales of Omeclamox-Pak and expensed the remaining brand intangible assets in late 2023. For the three months ended March 31, 2025 and 2024, the amounts noted resulted from normal distribution adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued a U.S. Food and Drug Administration ("FDA") Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved, we will then resubmit our application for their facility to the FDA for approval. For the three months ended March 31, 2025, the amounts are normal sales deduction adjustments. For the three months ended March 31, 2024, the amounts reflected our share of sales of a special, interim compounded product introduced to the market in late 2023.
Effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic and will receive a long-term royalty on any sales of the product in the future. For the three months ended March 31, 2025 and 2024, the revenue amounts represented normal distribution and accrual adjustments.

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
Other revenues include funding from federal grant programs including those provided by the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration's Small Business Innovation Research and Small Business Technology Transfer Research ("SBIR/STTR") programs. There was no grant revenue from these federal grant programs for the three months ended March 31, 2025 and was approximately $0.1 million for the three months ended March 31, 2024.
Other revenues also include lease income generated by CET’s Life Sciences Center which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million for the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, the Company received a $3.0 million milestone payment associated with the approval of Vibativ for the Chinese market. We recognized as revenue all but $25,000 of the milestone payment which is the estimated cost of virtual marketing training that will take place prior to the launch of the product in the Chinese market.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2025 and December 31, 2024, there were no cumulative net realizable value charges for potential obsolescence and discontinuance losses necessary.
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
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At March 31, 2025 and December 31, 2024, the Company's net inventories consisted of the following:

	March 31, 2025	December 31, 2024

Raw materials and work in process	$10,832,574	$11,982,045
Consigned inventory	195,976	126,090
Finished goods	3,009,545	2,897,359
Total inventories	14,038,095	15,005,494
less non-current inventories	(9,939,236)	(11,005,499)
Total inventories classified as current	$4,098,859	$3,999,995
At March 31, 2025 and December 31, 2024, the Company's non-current inventories consisted of the following:

	March 31, 2025	December 31, 2024

Vibativ Raw Materials	$5,356,857	$6,180,347
Kristalose Raw Materials	2,421,705	2,672,720
Vaprisol Raw Materials	1,172,849	1,172,849
Sancuso Raw Materials	384,906	458,684
Caldolor Raw Materials	13,970	—
Acetadote Raw Materials	27,106	23,915
Ifetroban Raw Materials	150,403	166,923
Vibativ Finished Goods	163,688	183,057
Caldolor Finished Goods	178,130	77,382
Omeclamox	69,622	69,622
Total inventories classified as non-current	$9,939,236	$11,005,499

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
Also included within the right-of-use assets are start up expenditures related to new supply agreements with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product and Kindos Pharmaceuticals Co., Ltd. ("Kindos") for our Vibativ product. These expenditures are classified as embedded leases resulting in right-of-use assets to be amortized over the life of the contracts. As of March 31, 2025, the right-of-use assets for Nephron and Kindos was $0.7 million and $1.3 million, respectively, and included in the total right-of-use assets of $7.2 million.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 9.4 years and 10.2 years at March 31, 2025 and March 31, 2024, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.37% and 9.38% at March 31, 2025 and December 31, 2024, respectively.

Lease Position
At March 31, 2025 and December 31, 2024, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$7,177,490	$6,176,923

Lease Liabilities	March 31, 2025	December 31, 2024
Operating lease current liabilities	$371,094	$356,508
Operating lease non-current liabilities	4,829,054	4,939,739
Total	$5,200,148	$5,296,247

As of March 31, 2025, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2025	Operating Leases
2025	616,606
2026	909,911
2027	934,180
2028	740,791
2029	650,766
After 2029	4,196,635
8,048,889
Less: Interest	2,848,741
Present value of lease liabilities	$5,200,148
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2025	2024
Rent expense	$354,752	$355,064

Sublease income	$158,629	$155,683

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2025 and March 31, 2024, the Company repurchased 53,837 and 125,870 shares of common stock, respectively, for approximately $0.2 million during each period. At March 31, 2025, there remains approximately $2.2 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's November 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Exchange Act. These purchases are designed to increase ownership in the Company by the members of the Board. The plans became effective on March 3, 2025, and as of March 31, 2025, a total of 1,285 shares have been purchased through these trading plans.
Share Sales
The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023 (the "Current Registration Statement"). The Company entered into an agreement with H.C. Wainwright & Co., LLC (H.C. Wainwright") to establish a new At the Market ("ATM") program under the Current Registration Statement. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. On February 5, 2025, the Company issued 1,000,000 shares under an ATM for an aggregate amount of $5.5 million. As a result of this transaction, deferred offering costs of $0.6 million related to the ATM were reclassified as a reduction of paid-in-capital. On February 14, 2025, the Company filed a prospectus supplement to amend the previous prospectus supplement to increase the maximum gross sales price from $5.8 million to $10 million. The Company intends to continue an ATM feature through H.C. Wainwright, that would allow the Company to additionally issue shares of its common stock.
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2025 and March 31, 2024, the Company issued 35,110 shares and 50,500 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2025 and March 31, 2024, the Company also issued 177,100 and 187,600 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2035 and 2034, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the three months ended March 31, 2025 and 2024, stock compensation expense was $0.07 million. Of this amount, we recorded a credit of $3,503 related to the forfeiture of unvested restricted stock awards and incentive stock options.
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
As of March 31, 2025 and December 31, 2024, the Company had $5.2 million and $15.3 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Loan Agreement was 7.125% at March 31, 2025.

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
(7) INCOME TAXES
As of March 31, 2025, the Company has approximately $52.7 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2025 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
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

Balance at December 31, 2024	$3,242,999
Cash payment of royalty during the period	(273,028)
Change in fair value of contingent consideration included in operating expenses	117,265
Contingent consideration earned and accrued in operating expenses	—
Balance at March 31, 2025	$3,087,236

The contingent consideration liability of $3.1 million was accounted for as $0.9 million of other current liabilities and $2.2 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2025.

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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2024	$1,516,000
Cash payment of milestones and royalty during the period	(238,103)
Change in fair value of contingent consideration included in operating expenses	(72,289)
Contingent consideration earned and accrued in operating expenses	140,392
Balance at March 31, 2025	$1,346,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.3 million was accounted for as $0.67 million of current liabilities and $0.68 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2025.
RediTrex
On July 12, 2022, the Cumberland entered into an amendment to an agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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
In addition to these commercial brands, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”).This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. The next steps for this DMD Program include further data analysis and completion of a full study report in preparation for an end-of-Phase-II meeting with the FDA to determine next steps associated with the product’s development and commercialization.
We also have Phase II clinical programs underway evaluating our ifetroban product candidate in patients with 1) Systemic Sclerosis (“SSc”) or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. Investigational new study applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
Cumberland has built core competencies for the acquisition, development and commercialization of pharmaceutical products in the U.S., and we believe we can leverage this existing infrastructure to support our continued growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
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
Specifically, we are seeking long-term, sustainable growth by:
•Supporting and expanding the use of our marketed products. We continue to evaluate our products following their FDA approval to determine if additional clinical data could expand their market and use. For example, we have secured pediatric approval of Acetadote and Caldolor and expanded the labeling for both brands accordingly. We also added pre-surgery dosing for Caldolor, and more recently included newborns to the patients who can benefit from the product.
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
•Leveraging our infrastructure through co-promotion partnerships. We believe that our commercial infrastructure can help drive prescription volume and product sales. We also look for select partners that can complement our capabilities and enhance opportunities for our brands. For example, our co-promotion partnerships have allowed us to expand the support for Kristalose across the United States.
•Building an international contribution to our business. We have established our own commercial capabilities, including three sales divisions, that focus on the U.S. market for our products. We are also working with a network of established international partners to register our products and make them available to patients in their countries. We will continue to support our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues, to deliver positive cash flow from operations. We seek to maintain favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
FDA Approves Acetadote® sNDA
Cumberland previously announced the FDA approval of a supplemental New Drug Application for Acetadote®, our IV treatment for preventing or lessening liver injury after ingestion of potentially toxic quantities of acetaminophen.
Acetaminophen, a common over-the-counter pain reliever and fever reducer, is the leading cause of acute liver failure in the United States. Each year, thousands of individuals experience accidental or intentional acetaminophen poisoning, leading to serious liver damage.
The new dosing regimen simplifies the administration of Acetadote by combining the first two bags of the standard regimen into a single, slower infusion. This streamlined approach has been implemented in hospitals across multiple countries and demonstrated to reduce the frequency of medication errors and potentially serious non-allergic anaphylactoid reactions without compromising effectiveness. By simplifying the dosing regimen, health care providers can administer the life-saving treatment more efficiently, potentially improving patient outcomes.
New Study Compares Caldolor® (ibuprofen injection) to ketorolac
We also announced the publication of new real-world outcomes research involving 150,000 patients, which compared our Caldolor® (ibuprofen) injection to its key competitor – ketorolac – in both adult and pediatric populations. The study, published in Frontiers of Pain Research, provided compelling evidence that Caldolor is associated with a significantly reduced incidence of adverse drug reactions (ADRs) and improved health care utilization when compared to ketorolac.
This extensive, retrospective, payer database analysis evaluated the records of over 17 million patients who had received either Caldolor or ketorolac. Ultimately, 31,046 Caldolor and 124,184 ketorolac adult patients were selected and compared for ADRs and subsequent health care resource utilization, which includes inpatient, outpatient and emergency department visits as well as all procedures and prescriptions during the follow up time of 29 days. An additional 5,579 pediatric patients were identified in each arm and compared in a separate claims analysis.
Key findings reveal that, in adults, Caldolor was associated with a 45% reduction in renal dysfunction (p<0.001) and a 78% decrease in hematuria rates (p<0.001) when compared to ketorolac. Notably, patients also experienced fewer gastrointestinal complications as well as reduced headaches, nausea and abdominal pain. Among pediatric patients, the results showed Caldolor was associated with a 51-65% lower rate of ADRs, including headache and nausea, with 95% confidence intervals supporting clinical significance.
Caldolor also demonstrated a positive impact on health care resource utilization (HCRU) when compared to ketorolac, with decreased emergency room and outpatient visits, as well as a shortened hospital length of stay for both adults and children.
These findings underscore Caldolor’s potential to improve patient care by reducing their treatment complications, while also delivering potential saving for health care systems through decreased hospital readmissions and shortened treatment times.

Ifetroban Clinical Studies
In February, we announced positive top-line results from the Phase II study evaluating our ifetroban product candidate in patients with Duchenne muscular dystrophy (DMD). This marks a breakthrough for these patients, as it is the first successful Phase II study specifically targeting the cardiac complications of their condition. These study results were selected for a late-breaking presentation in March at the Muscular Dystrophy Association’s Clinical & Scientific Conference. That platform allowed us to share our promising results with the global DMD community, including leading researchers, clinicians and patient advocates who are working tirelessly to improve outcomes for those affected by this devastating disease. The next steps for our DMD program include further data analysis and completion of a full study report in preparation for an end-of-Phase-2 meeting with the FDA to determine the requirements for the product’s approval.
We have been evaluating our ifetroban product candidate in a Phase II clinical programs evaluating our ifetroban product candidate in patients with Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs. Enrollment in the study is now complete, and we are monitoring the clinical sites in preparation to lock the database and begin evaluating the study. We expect to announce top-line results from this study later this year.
In addition, we have a Phase II clinical program underway in patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Patient enrollment is now underway in medical centers across the U.S. We have also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure, 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There were no significant safety issues identified with the use of ifetroban in these patients. Additional pilot studies of ifetroban are underway, through several investigator-initiated trials. We are awaiting results from these various studies before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
International Agreements
We continue to support our international partners in their efforts to register Vibativ® in their countries.
We recently learned that our potent antibiotic Vibativ received approval from the regulatory authorities in China. That milestone provides us with access to the world’s second-largest pharmaceutical market – and we look forward to the launch of our product there.
We previously announced a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provided Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk has obtained the final approvals needed to commercialize Vibativ in Saudi Arabia. In late 2024, we began shipping Vibativ there and completed the needed product training to launch the product in that country.
We also entered into an agreement with D.B. Pharm to register and commercialize our Vibativ product in South Korea. D.B. Pharm also distributes our Caldolor product there. They have filed for the approval of Vibativ and we have been supporting their efforts through the review process of their application in the country. The Korean regulatory authorities did not approve the initial submission, and indicated that additional manufacturing information will be required. We will work with D.B. Pharm to address the additional requirements.
Additionally, in late 2024, PiSA Pharmaceutical, our partner for Caldolor in Mexico, completed and submitted a dossier to COFEPRIS, Mexico’s equivalent to the FDA, for the product’s approval in that country.

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
• extent of third-party reimbursements, insurance coverage; and
• establishment of advantageous collaborations to conduct development, manufacturing or commercialization efforts.
Our products face competition from other branded products, generics and alternate medical treatments. Our task is to position each brand to feature its competitive advantages, implement a well-thought-out marketing plan and provide focused sales, field-based medical and other tactical support.
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter, or OTC, products. There are several branded prescription products which we believe are our primary competitors including Amitiza®, Movantik®, Linzess® and Vibrant®.
There are several hundred OTC products used to treat constipation marketed by numerous pharmaceutical and consumer health companies. MiraLax® (polyethylene glycol 3350), previously a prescription product, was indicated for the treatment of constipation and manufactured and marketed by Bayer. MiraLax was converted to an OTC product and as a result the FDA rescinded the approval of the generic prescription polyethylene glycol 3350 products.
There are also other lactulose products available in the U.S. including Constulose, Enulose and Generalac, as well as several generics. Prescriptions for our Kristalose product are often substituted and filled by one of these generic products. During the first quarter of 2025, a generic crystalline lactulose product was approved, available from PAI Pharma.
Tariffs
The United States and other countries have recently begun imposing new tariffs on international trade. While pharmaceuticals have been largely exempt from these recently imposed U.S. tariffs, such exemptions may be removed in the future. We continue to monitor and evaluate the impacts of tariffs on our business and the results of our operations.
Summary
We are entering an exciting time for our Company. We remain in the early stages of capitalizing on numerous opportunities and expect our momentum to continue. Our ongoing success can be driven by growth from our approved brands, expanded international partnerships, progress in our clinical development programs and the potential addition of select acquisitions. We will remain focused on our efforts and look forward to future opportunities to carry out our mission and report on our progress throughout the remainder of the year and beyond.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change
Net revenues	$11,713,055	$8,497,701	$3,215,354
Costs and expenses:
Cost of products sold	1,425,714	1,575,542	(149,828)
Selling and marketing	4,231,980	4,154,588	77,392
Research and development	1,295,076	1,158,253	136,823
General and administrative	2,463,008	2,367,907	95,101
Amortization	1,005,330	1,110,661	(105,331)
Total costs and expenses	10,421,108	10,366,951	54,157
Operating income (loss)	1,291,947	(1,869,250)	3,161,197
Interest income	125,709	96,746	28,963
Interest expense	(163,802)	(118,526)	(45,276)
Income (loss) before income taxes	1,253,854	(1,891,030)	3,144,884
Income tax expense	(5,670)	(11,442)	5,772
Net income (loss)	$1,248,184	$(1,902,472)	$3,150,656

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2025	2024	Change
Products:
Kristalose	$3,484,310	$3,195,609	$288,701
Sancuso	2,256,294	1,827,769	428,525
Vibativ	1,378,066	1,605,489	(227,423)
Caldolor	1,307,439	1,470,699	(163,260)
Acetadote	151,651	80,203	71,448
Omeclamox-Pak	(5,387)	(1,615)	(3,772)
Vaprisol	(600)	8,662	(9,262)
RediTrex	(347)	35,556	(35,903)
Other revenue	3,141,629	275,329	2,866,300
Total net revenues	$11,713,055	$8,497,701	$3,215,354
Net revenues. Net revenues for the three months ended March 31, 2025, were $11.7 million compared to $8.5 million for the three months ended March 31, 2024. As detailed in the table above, net revenue increased for three of our marketed products during the first quarter of 2025, Kristalose, Sancuso and Acetadote.
Kristalose revenue was $3.5 million for the first quarter of 2025 and $3.2 million for the same period in the prior year. The increase was the result of sales to our co-promotion partner.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the first quarter of 2025, there was an increase of $0.1 million in the product's revenue when compared to the prior year period due to an increase in sales of our Authorized Generic.

There were no Vaprisol branded product sales for the first quarter of 2025 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The amount represents charges for product returns.
Caldolor revenue was $1.3 million for the first quarter of 2025, compared to $1.5 million for the first quarter of 2024. The decrease results from higher international sales in 2024.
Vibativ revenue was $1.4 million for the three months ended March 31, 2025, and $1.6 million for the same prior year period. The decrease in net revenue of the product was due to lower sales volume.
Sancuso revenue was $2.3 million for the first quarter of 2025, compared to $1.8 million for the first quarter of 2024 resulting in an increase of $0.4 million. The increase resulted primarily from increased shipments as well as lower sales deductions associated with the product for the first quarter of 2025.
Other revenue was $3.1 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024. The increase results from a $3 million milestone payment received associated with the approval of Vibativ for the Chinese market.
Cost of products sold. Cost of products sold for the first quarter of 2025 and 2024 were $1.4 million and $1.6 million, respectively. Cost of products sold, as a percentage of net revenues, were 12.2% during the three months ended March 31, 2025, compared to 18.5% during the three months ended March 31, 2024. The favorable percentage decrease is primarily due to milestone payments and higher international sales in 2024 which typically incur higher cost of goods sold as a percentage relative to the lower international revenue on a per unit basis.
Selling and marketing. Selling and marketing expenses for the first quarter of 2025 were nominally increased by $0.1 million compared to the same period last year.
Research and development. Research and development costs for the first quarter of 2025 were $1.3 million compared to $1.2 million for the same period in 2024. The increase is primarily due to a portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. General and administrative expense for the first quarter of 2025 was $2.5 million compared to $2.4 million for the same period in 2024. The increase is due to higher compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2025	2024
Net revenue (1)	$4,353,066	$1,605,489
Cost of products sold (2)	248,441	277,063
Royalty and operating expenses	510,676	478,473
Vibativ contribution	$3,593,949	$849,953
(1) Net revenue includes $2,975,000 related to a milestone payment received in the three months ended March 31, 2025 and $1,288 related to other income received in the three months ended March 31, 2024.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended March 31,
	2025	2024
Net revenue	$2,256,294	$1,827,769
Cost of products sold (1)	143,976	256,578
Royalty and operating expenses	929,817	527,697
Sancuso contribution	$1,182,501	$1,043,494
(1) The Sancuso inventory included in the costs of product sold during 2024 was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2025 and 2024, totaled approximately $1.0 million and $1.1 million, respectively.
Income taxes. Income tax expense for the three months ended March 31, 2025 and for the three months ended March 31, 2024 was $0.01 million.

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
The following table summarizes our liquidity and working capital as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$15,108,413	$17,964,184

Working capital (current assets less current liabilities)	$6,357,532	$4,830,429
Current ratio (multiple of current assets to current liabilities)	1.2	1.2

Revolving line of credit availability	$14,759,267	$4,723,830
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$3,898,517	$(2,136,647)
Investing activities	(1,228,186)	(58,186)
Financing activities	(5,526,102)	2,421,694
Net increase (decrease) in cash and cash equivalents	$(2,855,771)	$226,861
The net $2.9 million decrease in cash and cash equivalents for the three months ended March 31, 2025, was primarily attributable to $6.8 million of cash used in financing and investing activities, partially offset by $3.9 million of cash provided by operating activities.
Cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2025, primarily due to the $1.2 million net income, adjusted by adding back a $1.2 million decrease in accounts receivable, a $1.0 million decrease in inventory, $0.3 million in amortization of operating lease right-of-use assets and $1.0 million in depreciation and amortization expense, partially offset by deducting a $0.2 million decrease in operating lease liability and a $0.6 million decrease in accounts payable and other current liabilities.
Cash used in financing activities totaled $5.5 million for the three months ended March 31, 2025, primarily due to $10.0 million in payments on our line of credit, $0.5 million for cash settlement of contingent consideration, and $0.2 million in cash used to repurchase shares of our common stock, partially offset by $5.3 million in proceeds from our ATM offering.
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

OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2025 and 2024, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2025.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Loan Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Loan Agreement was 7.125% at March 31, 2025. As of March 31, 2025, we had $5.2 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2025 and 2024. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended March 31, 2025, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2025:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
January	15,770		$2.51	15,770	$2,393,735
February	—		—	—	$2,393,735
March	38,067	(1)	$5.36	38,067	$2,189,608
Total	53,837
(1) 38,067 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The following officers and directors of the Company adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plans became effective during the three months ended March 31, 2025. The material items of the trading plan are set forth in the table below:

Name of the Director or Officer	Title of the Director or Officer	Date of Adoption	Duration of the Trading Plan	Maximum Dollar Amount to be Used in the Purchase of the Securities
A.J. Kazimi	Chief Executive Officer	November 14, 2024	March 3, 2025 - December 31, 2025	$10,000
Kenneth J. Krogulski	Director	November 14, 2024	March 3, 2025 - December 31, 2025	$50,000
Jamie R. Jones	Director	November 14, 2024	March 3, 2025 - December 31, 2025	$10,000
Caroline R. Young	Director	November 14, 2024	March 3, 2025 - December 31, 2025	$5,000

Item 6. Exhibits

No.		Description
10.1#
Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025.

10.2#
Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Jim Herman and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025.

10.3#
Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Todd Anthony and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025.

10.4#
Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025.

10.5#
Employment Agreement dated March 4, 2025, effective as of January 1, 2025, by and between John M. Hamm and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025.

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

Cumberland Pharmaceuticals Inc.

Date:	May 9, 2025	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer