Form 10-Q
period 2025-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2025-08-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,959,937 shares of common stock as of August 5, 2025.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,087,281	$17,964,184
Accounts receivable, net	10,316,911	11,701,466
Inventories, net	3,222,872	3,999,995
Prepaid and other current assets	1,578,265	2,786,513
Total current assets	31,205,329	36,452,158
Non-current inventories	9,526,122	11,005,499
Property and equipment, net	297,793	277,365
Intangible assets, net	15,988,232	17,973,449
Goodwill	914,000	914,000
Operating lease right-of-use assets	7,125,408	6,176,923
Other assets	2,850,265	2,784,016
Total assets	$67,907,149	$75,583,410
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,446,531	$13,914,266
Operating lease current liabilities	386,077	356,508
Current portion of revolving line of credit	—	5,100,000
Other current liabilities	10,139,532	12,250,955
Total current liabilities	23,972,140	31,621,729
Revolving line of credit - long term	5,240,733	10,176,170
Operating lease non-current liabilities	4,714,183	4,939,739
Other long-term liabilities	6,301,166	6,299,795
Total liabilities	40,228,222	53,037,433
Equity:
Shareholders’ equity:
Common stock— no par value; 100,000,000 shares authorized; 14,959,937 and 13,952,624 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	51,441,398	46,821,425
Accumulated deficit	(23,451,603)	(23,967,931)
Total shareholders’ equity	27,989,795	22,853,494
Noncontrolling interests	(310,868)	(307,517)
Total equity	27,678,927	22,545,977
Total liabilities and equity	$67,907,149	$75,583,410

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	$10,837,363	$9,848,849	$22,550,418	$18,346,550
Costs and expenses:
Cost of products sold	2,011,389	1,710,944	3,437,103	3,286,486
Selling and marketing	4,223,647	4,248,401	8,455,627	8,402,989
Research and development	1,468,399	1,059,187	2,763,475	2,217,440
General and administrative	2,874,922	2,757,148	5,337,930	5,125,055
Amortization	1,006,484	1,099,857	2,011,814	2,210,518
Total costs and expenses	11,584,841	10,875,537	22,005,949	21,242,488
Operating income (loss)	(747,478)	(1,026,688)	544,469	(2,895,938)
Interest income	127,489	61,841	253,198	158,587
Interest expense	(109,547)	(126,347)	(273,349)	(244,873)
Income (loss) before income taxes	(729,536)	(1,091,194)	524,318	(2,982,224)
Income tax expense	(5,671)	(11,443)	(11,341)	(22,885)
Net income (loss)	(735,207)	(1,102,637)	512,977	(3,005,109)
Net loss (income) at subsidiary attributable to noncontrolling interests	(5,533)	17,025	3,351	(26,766)
Net income (loss) attributable to common shareholders	$(740,740)	$(1,085,612)	$516,328	$(3,031,875)
Earnings (loss) per share attributable to common shareholders
- basic	$(0.05)	$(0.08)	$0.03	$(0.21)
- diluted	$(0.05)	$(0.08)	$0.03	$(0.21)
Weighted-average shares outstanding
- basic	14,960,596	14,118,091	14,951,609	14,107,852
- diluted	14,960,596	14,118,091	15,274,134	14,107,852

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$512,977	$(3,005,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,065,502	2,290,130
Amortization of operating lease right-of-use assets	570,369	570,369
Share-based compensation	154,898	150,712
Increase (decrease) in non-cash contingent consideration	83,578	(442,321)
Increase in cash surrender value of life insurance policies over premiums paid	(40,507)	(101,538)
Noncash interest expense	10,723	8,654
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,384,555	(1,861,587)
Inventories, net	1,818,196	1,243,245
Other current assets and other assets	640,023	424,684
Operating lease liabilities	(440,442)	(429,064)
Accounts payable and other current liabilities	(2,018,925)	(1,925,886)
Other long-term liabilities	1,371	85,404
Net cash provided by (used in) operating activities	4,742,318	(2,992,307)
Cash flows from investing activities:
Additions to property and equipment	(74,116)	(48,799)
Net investment in manufacturing	(836,095)	—
Additions to intangible assets	(32,111)	(56,191)
Net cash used in investing activities	(942,322)	(104,990)
Cash flows from financing activities:
Proceeds from ATM offering, net	5,266,334	—
Borrowings on line of credit	—	22,000,000
Payments on line of credit	(10,035,437)	(18,692,552)
Cash settlement of contingent consideration	(654,757)	(813,478)
Payments made in connection with repurchase of common shares	(253,039)	(381,851)
Net cash (used in) provided by financing activities	(5,676,899)	2,112,119
Net decrease in cash and cash equivalents	(1,876,903)	(985,178)
Cash and cash equivalents at beginning of period	$17,964,184	$18,321,624
Cash and cash equivalents at end of period	$16,087,281	$17,336,446

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552
Share-based compensation	—	71,958	—	—	71,958
Repurchase of common shares	(76,771)	(126,689)	—	—	(126,689)
Net loss	—	—	(1,085,612)	(17,025)	(1,102,637)
Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,212	—	—	74,212
Repurchase of common shares	(53,837)	(243,704)	—	—	(243,704)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619
Share issuances	—	—	—	—	—
Share-based compensation	600	80,685	—	—	80,685
Repurchase of common shares	(1,800)	(7,170)	—	—	(7,170)
Net income (loss)	—	—	(740,740)	5,533	(735,207)
Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927

See accompanying Notes to Condensed Consolidated Financial Statements

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
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own six products approved by the U.S. Food and Drug Administration ("FDA") in the United States. We are also continuing to build international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands as well as late-stage development product candidates in our target medical specialties.
The Company’s products are manufactured by third parties, which are overseen by our quality control and manufacturing professionals. We work closely with our warehousing and distribution partners to make our products available in the U.S.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2024, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Recent Accounting Guidance
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued final guidance in Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve transparency of segment disclosures, primarily through expanded disclosures for significant segment expenses. The guidance is effective for annual periods beginning in 2024 and interim periods beginning in 2025. With the Company having only one segment, the adoption, effective January 1, 2024, did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued final guidance, ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve transparency of income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information. The guidance is effective for 2025 annual reporting. Early adoption is permitted. This new guidance will result in incremental disclosures in the notes to the Company’s income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Numerator:
Net loss attributable to common shareholders	$(740,740)	$(1,085,612)
Denominator:
Weighted-average shares outstanding – basic	14,960,596	14,118,091
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,960,596	14,118,091

	Six months ended June 30,
	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$516,328	$(3,031,875)
Denominator:
Weighted-average shares outstanding – basic	14,951,609	14,107,852
Dilutive effect of other securities	322,525	—
Weighted-average shares outstanding – diluted	15,274,134	14,107,852

As of June 30, 2025 and 2024, restricted stock awards and options to purchase 753,089 and 576,517 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Products:
Kristalose	$2,754,299	$4,107,834	$6,238,609	$7,303,444
Sancuso	3,119,110	2,188,776	5,375,405	4,016,544
Vibativ	2,701,854	2,454,481	4,079,920	4,059,970
Caldolor	1,588,293	844,248	2,895,733	2,314,947
Acetadote	193,546	43,396	345,195	123,599
Vaprisol	(14,621)	(1,581)	(15,221)	7,081
Omeclamox-Pak	(752)	(941)	(6,139)	(2,556)
RediTrex	3,244	(1,156)	2,897	34,400
Other revenue	492,390	213,792	3,634,019	489,121
Total net revenues	$10,837,363	$9,848,849	$22,550,418	$18,346,550
There was no Omeclamox-Pak net revenue for the first six months of 2025 due to our lack of commercial inventory of this product. The packager for our Omeclamox-Pak product encountered financial difficulties due to the impact of COVID-19. As we have not been able to identify an alternative site to package the product, we discontinued the sales of Omeclamox-Pak and expensed the remaining brand intangible assets in late 2023. For the three and six months ended June 30, 2025 and 2024, the amounts noted resulted from normal distribution adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued an FDA Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved, we will then resubmit our application for their facility to the FDA for approval. For the three and six months ended June 30, 2025, the amounts are normal sales deduction adjustments. For the three and six months ended June 30, 2024, the amounts reflected our share of sales of a special, interim compounded product introduced to the market in late 2023 and normal sales deduction adjustments.
Effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic and will receive a long-term royalty on any sales of the product in the future. For the three and six months ended June 30, 2025 and 2024, the revenue amounts represented normal distribution and accrual adjustments.

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
Other revenues include funding from federal grant programs including those provided by the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration's Small Business Innovation Research and Small Business Technology Transfer Research ("SBIR/STTR") programs. There was no grant revenue from these federal grant programs for the six months ended June 30, 2025 and was approximately $0.1 million for the six months ended June 30, 2024.
Other revenues also include lease income generated by CET’s Life Sciences Center which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million for the six months ended June 30, 2025 and 2024.
During the six months ended June 30, 2025, the Company received a $3.0 million milestone payment associated with the approval of Vibativ for the Chinese market. We recognized as revenue all but $25,000 of the milestone payment which is the estimated cost of virtual marketing training that will take place prior to the launch of the product in the Chinese market.
As part of a CET development agreement, $0.2 million was included in other revenue for the three months ended June 30, 2025, which represents development funding associated with a new product.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2025 and December 31, 2024, there were no cumulative net realizable value charges for potential obsolescence and discontinuance losses necessary.
The Company purchases the active pharmaceutical ingredient ("API") for Kristalose and Sancuso and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory.
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At June 30, 2025 and December 31, 2024, the Company's net inventories consisted of the following:

	June 30, 2025	December 31, 2024

Raw materials and work in process	$10,376,276	$11,982,045
Consigned inventory	114,045	126,090
Finished goods	2,258,673	2,897,359
Total inventories	12,748,994	15,005,494
less non-current inventories	(9,526,122)	(11,005,499)
Total inventories classified as current	$3,222,872	$3,999,995
At June 30, 2025 and December 31, 2024, the Company's non-current inventories consisted of the following:

	June 30, 2025	December 31, 2024

Vibativ Raw Materials	$4,981,627	$6,180,347
Kristalose Raw Materials	2,576,128	2,672,720
Vaprisol Raw Materials	1,172,849	1,172,849
Sancuso Raw Materials	326,124	458,684
Caldolor Raw Materials	13,971	—
Acetadote Raw Materials	—	23,915
Ifetroban Raw Materials	65,270	166,923
Vibativ Finished Goods	157,645	183,057
Caldolor Finished Goods	162,886	77,382
Omeclamox	69,622	69,622
Total inventories classified as non-current	$9,526,122	$11,005,499

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
Also included within the right-of-use assets are start up expenditures related to new supply agreements with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product and Kindos Pharmaceuticals Co., Ltd. ("Kindos") for our Vibativ product. These expenditures are classified as embedded leases resulting in right-of-use assets to be amortized over the life of the contracts. As of June 30, 2025, the right-of-use assets for Nephron and Kindos was $0.7 million and $1.4 million, respectively, and included in the total right-of-use assets of $7.1 million.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 9.2 years and 10.0 years at June 30, 2025 and June 30, 2024, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.37% and 9.38% at June 30, 2025 and December 31, 2024, respectively.

Lease Position
At June 30, 2025 and December 31, 2024, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$7,125,408	$6,176,923

Lease Liabilities	June 30, 2025	December 31, 2024
Operating lease current liabilities	$386,077	$356,508
Operating lease non-current liabilities	4,714,183	4,939,739
Total	$5,100,260	$5,296,247

As of June 30, 2025, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.2 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2025	Operating Leases
2025	395,658
2026	909,911
2027	934,180
2028	740,791
2029	650,766
After 2029	4,196,635
7,827,941
Less: Interest	2,727,681
Present value of lease liabilities	$5,100,260
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Rent expense	$363,583	$344,418	$718,335	$699,482

Sublease income	$162,797	$123,230	$321,426	$287,913

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2025 and June 30, 2024, the Company repurchased 55,637 and 202,641 shares of common stock for $0.3 million and approximately $0.4 million, respectively. At June 30, 2025, there remains approximately $2.2 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's November 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Exchange Act. These purchases are designed to increase ownership in the Company by the members of the Board. The plans became effective on March 3, 2025, and as of June 30, 2025, a total of 5,505 shares have been purchased through these trading plans.
Share Sales
The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023 (the "Current Registration Statement"). The Company entered into an agreement with H.C. Wainwright & Co., LLC ("H.C. Wainwright") to establish a new At the Market ("ATM") program under the Current Registration Statement. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. On February 5, 2025, the Company issued 1,000,000 shares under an ATM for an aggregate amount of $5.5 million. As a result of this transaction, deferred offering costs of $0.6 million related to the ATM were reclassified as a reduction of paid-in-capital. On February 14, 2025, the Company filed a prospectus supplement to amend the previous prospectus supplement to increase the maximum gross sales price from $5.8 million to $10 million. The Company intends to continue an ATM feature through H.C. Wainwright, that would allow the Company to additionally issue shares of its common stock.
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2025 and June 30, 2024, the Company issued 35,110 shares and 50,500 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2025 and June 30, 2024, the Company also issued 179,500 and 189,250 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2035 and 2034, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the six months ended June 30, 2025 and 2024, stock compensation expense was $0.2 million for each period. For the six months ended June 30, 2025, we recorded a credit of $5,973 to stock compensation expense related to the forfeiture of unvested incentive stock options. For the six months ended June 30, 2024, we recorded a credit of $18,564.
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

As of June 30, 2025 and December 31, 2024, the Company had $5.2 million and $15.3 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Loan Agreement was 7.125% at June 30, 2025.
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
(7) INCOME TAXES
As of June 30, 2025, the Company has approximately $51.9 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2025 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
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

Balance at December 31, 2024	$3,242,999
Cash payment of royalty during the period	(273,028)
Change in fair value of contingent consideration included in operating expenses	201,431
Contingent consideration earned and accrued in operating expenses	230,484
Balance at June 30, 2025	$3,401,886

The contingent consideration liability of $3.4 million was accounted for as $1.1 million of other current liabilities and $2.3 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2025.

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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2024	$1,516,000
Cash payment of milestones and royalty during the period	(381,729)
Change in fair value of contingent consideration included in operating expenses	(117,853)
Contingent consideration earned and accrued in operating expenses	289,582
Balance at June 30, 2025	$1,306,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.3 million was accounted for as $0.7 million of current liabilities and $0.6 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2025.
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
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States. We have built a network of established international partners with the needed regulatory and commercial capabilities to register and provide our medicines to patients in their countries.
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
In addition to these commercial brands, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”). This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles.
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
Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion arrangements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our brands. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability and delivery of our products.

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
Specifically, we are seeking long-term, sustainable growth by:
•Supporting and expanding the use of our marketed products. We continue to evaluate our products following their FDA approval, to determine if additional clinical data could expand their market and use. For example, we have secured pediatric approval of Acetadote and Caldolor and expanded the labeling for both brands accordingly. We also added pre-surgery dosing for Caldolor, and more recently included newborns to the patients who can benefit from the product.
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
•Building an international contribution to our business. We hold the worldwide rights to all our brands except for Sancuso, as we acquired only the U.S. rights for that product. We have established our own commercial capabilities, including three sales divisions, that focus on the U.S. market for our products. We are also working with a network of established international partners to register our products and make them available to patients in their countries. We will continue to support our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities.
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues, to deliver positive cash flow from operations. We seek to maintain favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
Ifetroban Clinical Studies
In June 2025, breakthrough findings from our Phase II FIGHT DMD trial, evaluating our ifetroban product candidate in patients with Duchenne muscular dystrophy ("DMD"), were presented at the Parent Project Muscular Dystrophy Annual Conference. The findings demonstrated that high-dose ifetroban delivered a 5.4% improvement in cardiac function in patients with DMD. The presentation also included additional biomarker data indicating reduced cardiac damage, which correlated with the clinical findings. These results position ifetroban as a potential treatment for DMD cardiomyopathy—the leading cause of death in these patients and a critical unmet medical need affecting 90% of DMD patients by age 18.
The top-line FIGHT DMD study findings were also selected for a late-breaking presentation at the Muscular Dystrophy Association’s Clinical & Scientific Conference in March 2025.
In June 2025, we completed the comprehensive analysis of the study results, completed our clinical study report and submitted it to the FDA along with a request for an end-of-Phase 2 meeting. Following the FDA’s prompt response, we are scheduled to meet with them this fall to discuss our clinical program and development pathway.
Meanwhile, we have been evaluating our ifetroban product candidate in a Phase II clinical program in patients with Systemic Sclerosis or scleroderma. Enrollment in the study was completed this year, and we are monitoring the clinical sites in preparation to lock the database and begin evaluating the results. We expect to announce top-line findings from this study later this year.
In addition, we have a Phase II clinical study, the FIGHTING FIBROSIS™ trial, underway in patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Patient enrollment is now well underway in medical centers across the U.S. The study design includes both an interim safety analysis, as well as an interim efficacy analysis.
We have also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure, 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There was no significant safety issues identified with the use of ifetroban in these patients. Additional pilot studies of ifetroban are underway, through several investigator-initiated trials. We are awaiting results from the various studies underway before deciding on the best development path for the registration of ifetroban, our first new chemical entity.
Vibativ® 4-Vial Starter Pak Now Available for Vizient Providers
In July 2025, we announced the availability of the Vibativ (telavancin) 4-Vial Starter Pak through a new supply arrangement with Vizient Inc., making it accessible to their healthcare providers nationwide.
As the country’s largest provider-driven health care performance improvement company, Vizient serves more than 65% of the nation’s acute care providers, including 97% of academic medical centers and 35% of the non-acute market. Through this agreement, Vizient members now have access to Vibativ’s new 4-vial configuration, which supports flexible treatment initiation in both inpatient and outpatient settings for this potentially life-saving therapy.
Pharmacokinetic Analysis Reinforces Vibativ® Dosing Strategies
A comprehensive new pharmacokinetic analysis of Vibativ was published in Antimicrobial Agents and Chemotherapy in June 2025. The analysis utilizes data from over 1,200  patients across varied demographics and comorbidity profiles. The findings support optimized dosing strategies for patients with different infection severities and renal function levels, reinforcing Vibativ’s  critical role in treating life-threatening gram-positive infections.
New Study Features Caldolor® (ibuprofen injection) for Older Patients
In May 2025, we announced the publication of our study investigating Caldolor (intravenous ibuprofen) in Clinical Therapeutics, demonstrating the product’s safety and efficacy for managing post-operative pain in patients 60 years of age and older. The analysis, encompassing over 1,000 older patients from our comprehensive post-surgical studies, represents the first such evaluation in this vulnerable population, where traditional pain management options such as opioids carry increased risk.

The analysis was performed using data from four prospective clinical studies in which Caldolor was administered for the treatment of pain and/or fever in hospitalized patients. The efficacy analysis included 591 patients from two placebo-controlled trials, with safety assessed across all 1,041 patients. Caldolor treatment resulted in a 24% reduction in pain at rest (p=0.008) and a 20% reduction in pain with movement (p=0.001) between 6- and 24-hours post-surgery compared with placebo. The study showed that Caldolor treatment led to a 23.2% reduction in total post-operative morphine requirement (p=0.031) compared with placebo. The incidence of adverse events was lower in Caldolor-treated patients compared to placebo (55% vs 90% in older patients).
Pain management in older patients presents unique challenges due to their increased sensitivity to opioid analgesics and higher risk of side effects. Nearly one-third of all ambulatory surgeries are performed on older patients, yet this population is often underrepresented in clinical trials, highlighting an important medical need addressed in this study. The study marks an important advancement in pain management for older individuals, as it is one of the first studies specifically evaluating Caldolor in this vulnerable population.
Qureight Partnership for AI-Enhanced IPF Trial
In May 2025, we announced a partnership with Qureight Ltd., a core imaging laboratory developing deep-learning image analytics based in Cambridge U.K., to enhance the outcome and output of data from our FIGHTING FIBROSIS™ clinical trial. The partnership will utilize Qureight's advanced, deep-learning image analytics tools for complex lung disease applications to provide deeper insights into treatment efficacy and disease progression in Cumberland's IPF clinical program.
Under this partnership, Qureight's AI-driven analytics technologies will be used to quantify changes in multiple imaging biomarkers, using computed tomography (CT) data from study patients. Qureight's quantitative deep learning-based tools will precisely measure changes in the volume of patients' fibrotic, vascular and airway lung compartments, allowing a more detailed investigation of ifetroban's modulation of both lung structure and function. The collaboration leverages Qureight's expertise in IPF and quantitative imaging biomarkers to support Cumberland's evaluation of crucial primary and secondary study endpoints.
International Agreements
We continue to support our international partners in their efforts to register Vibativ in their countries.
We previously announced our potent antibiotic Vibativ received approval from the regulatory authorities in China. That milestone provides us with access to the world’s second-largest pharmaceutical market – and we look forward to the launch of our product there.
We have also shared a new partnership with Saudi Arabia-based Tabuk Pharmaceutical to introduce Vibativ into the Middle East. The arrangement provided Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk has obtained the final approvals needed to commercialize Vibativ in Saudi Arabia. In late 2024, we began shipping Vibativ there and completed the needed training to launch the product in that country.

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
Kristalose is a dry powder crystalline prescription formulation of lactulose indicated for the treatment of constipation. The U.S. constipation therapy market includes various prescription and over the counter ("OTC") products. There are several branded prescription products which we believe are our primary competitors including Amitiza®, Movantik®, Linzess® and Vibrant®.
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
There are also other lactulose products available in the U.S. including Constulose, Enulose and Generalac, as well as several generics. Prescriptions for our Kristalose product are often substituted and filled by one of these generic products. During the first quarter of 2025, a generic crystalline lactulose product was approved for PAI Pharma, and the product became available during the second quarter of the year.
Tariffs
The United States and other countries have recently begun imposing new tariffs on international trade. While pharmaceuticals have been largely exempt from these recently imposed U.S. tariffs, such exemptions may be removed in the future. We continue to monitor and evaluate the impacts of tariffs on our business and the results of our operations.
On April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
Based on the trade deal reached between the U.S. and the European Union in late July 2025, a 15 percent tariff will be imposed on imported medicines from Europe into the U.S.
Summary
We have entered an exciting time for our Company. We remain in the early stages of capitalizing on numerous opportunities and expect our momentum to continue. Our ongoing success can be driven by growth from our approved brands, expanded international partnerships, progress in our clinical development programs and the potential addition of select acquisitions. We will remain focused on our efforts and look forward to future opportunities to carry out our mission and report on our progress throughout the remainder of the year and beyond.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	Change
Net revenues	$10,837,363	$9,848,849	$988,514
Costs and expenses:
Cost of products sold	2,011,389	1,710,944	300,445
Selling and marketing	4,223,647	4,248,401	(24,754)
Research and development	1,468,399	1,059,187	409,212
General and administrative	2,874,922	2,757,148	117,774
Amortization	1,006,484	1,099,857	(93,373)
Total costs and expenses	11,584,841	10,875,537	709,304
Operating loss	(747,478)	(1,026,688)	279,210
Interest income	127,489	61,841	65,648
Interest expense	(109,547)	(126,347)	16,800
Loss before income taxes	(729,536)	(1,091,194)	361,658
Income tax expense	(5,671)	(11,443)	5,772
Net loss	$(735,207)	$(1,102,637)	$367,430

The following table summarizes net revenues by product for the periods presented:

	Three months ended June 30,
	2025	2024	Change
Products:
Kristalose	$2,754,299	$4,107,834	$(1,353,535)
Sancuso	3,119,110	2,188,776	930,334
Vibativ	2,701,854	2,454,481	247,373
Caldolor	1,588,293	844,248	744,045
Acetadote	193,546	43,396	150,150
Vaprisol	(14,621)	(1,581)	(13,040)
Omeclamox-Pak	(752)	(941)	189
RediTrex	3,244	(1,156)	4,400
Other revenue	492,390	213,792	278,598
Total net revenues	$10,837,363	$9,848,849	$988,514
Net revenues. Net revenues for the three months ended June 30, 2025, were $10.8 million compared to $9.8 million for the three months ended June 30, 2024. As detailed in the table above, net revenue increased primarily due to four of our marketed products during the second quarter of 2025 - Sancuso, Vibativ, Caldolor and Acetadote.
Kristalose revenue was $2.8 million for the second quarter of 2025 and $4.1 million for the same period in the prior year. The decrease was the result of lower sales volume.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the second quarter of 2025, there was an increase of $0.2 million in the product's revenue when compared to the prior year period due to an increase of our branded and Authorized Generic sales.

There were no Vaprisol branded product sales for the second quarter of 2025 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The amount represents charges for normal sales deduction adjustments.
Caldolor revenue was $1.6 million for the second quarter of 2025, compared to $0.8 million for the second quarter of 2024. The increase results from higher international sales in 2025.
Vibativ revenue was $2.7 million for the three months ended June 30, 2025, and $2.5 million for the same prior year period. The increase in net revenue of the product was due to higher sales volume.
Sancuso revenue was $3.1 million for the second quarter of 2025, compared to $2.2 million for the second quarter of 2024 resulting in an increase of $0.9 million. The increase resulted primarily from increased shipments as well as lower sales deductions associated with the product for the second quarter of 2025.
Other revenue was $0.5 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. The increase results from payments received for a research contract.
Cost of products sold. Cost of products sold for the second quarter of 2025 and 2024 were $2.0 million and $1.7 million, respectively. Cost of products sold, as a percentage of net revenues, were 18.6% during the three months ended June 30, 2025, compared to 17.4% during the three months ended June 30, 2024. The unfavorable percentage increase is primarily due to higher international sales in 2025 which typically incur higher cost of goods sold as a percentage relative to the lower international revenue on a per unit basis.
Selling and marketing. Selling and marketing expenses for the second quarter of 2025 were similar when compared to the same period last year.
Research and development. Research and development costs for the second quarter of 2025 were $1.5 million compared to $1.1 million for the same period in 2024. The increase is primarily due to a portion of our research and development costs that are variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. General and administrative expense for the second quarter of 2025 was $2.9 million compared to $2.8 million for the same period in 2024. The increase is due to higher compensation expenses.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended June 30,
	2025	2024
Net revenue	$2,701,854	$2,454,481
Cost of products sold (1)	640,676	549,583
Royalty and operating expenses	673,693	600,007
Vibativ contribution	$1,387,485	$1,304,891
(1) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended June 30,
	2025	2024
Net revenue	$3,119,110	$2,188,776
Cost of products sold (1)	153,728	299,547
Royalty and operating expenses	1,010,904	1,002,354
Sancuso contribution	$1,954,478	$886,875
(1) The Sancuso inventory included in the costs of product sold during 2024 was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended June 30, 2025 and 2024, totaled approximately $1.0 million and $1.1 million, respectively.
Income taxes. Income tax expense for the three months ended June 30, 2025 and for the three months ended June 30, 2024 was less than $0.01 million for each year.

RESULTS OF OPERATIONS
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change
Net revenues	$22,550,418	$18,346,550	$4,203,868
Costs and expenses:
Cost of products sold	3,437,103	3,286,486	150,617
Selling and marketing	8,455,627	8,402,989	52,638
Research and development	2,763,475	2,217,440	546,035
General and administrative	5,337,930	5,125,055	212,875
Amortization	2,011,814	2,210,518	(198,704)
Total costs and expenses	22,005,949	21,242,488	763,461
Operating loss	544,469	(2,895,938)	3,440,407
Interest income	253,198	158,587	94,611
Interest expense	(273,349)	(244,873)	(28,476)
Income (loss) before income taxes	524,318	(2,982,224)	3,506,542
Income tax expense	(11,341)	(22,885)	11,544
Net income (loss)	$512,977	$(3,005,109)	$3,518,086

The following table summarizes net revenues by product for the periods presented:

	Six months ended June 30,
	2025	2024	Change
Products:
Kristalose	$6,238,609	$7,303,444	$(1,064,835)
Sancuso	5,375,405	4,016,544	1,358,861
Vibativ	4,079,920	4,059,970	19,950
Caldolor	2,895,733	2,314,947	580,786
Acetadote	345,195	123,599	221,596
Vaprisol	(15,221)	7,081	(22,302)
Omeclamox-Pak	(6,139)	(2,556)	(3,583)
RediTrex	2,897	34,400	(31,503)
Other revenue	3,634,019	489,121	3,144,898
Total net revenues	$22,550,418	$18,346,550	$4,203,868
Net revenues. Net revenues for the six months ended June 30, 2025, were $22.6 million compared to $18.3 million for the six months ended June 30, 2024, an increase of $4.2 million.
Kristalose revenue was $6.2 million during the first six months of 2025, compared to $7.3 million for the prior year period. Revenue decreased due to the result of lower sales volume.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the six months ended June 30, 2025, there was an increase of $0.2 million in the product's revenue when compared to the prior year period due to an increase in sales for our Authorized Generic.

Sancuso revenue was $5.4 million for the six months ended June 30, 2025, compared to $4.0 million for the same period last year. The increase resulted primarily from increased sales and reduced sales deductions.
Vibativ revenue was $4.1 million for the six months ended June 30, 2025, and the six months ended June 30, 2024.
There were no Vaprisol branded product sales for the six months ended June 30, 2025 and the amounts noted were for normal sales deduction adjustments. Revenue for the six months ended June 30, 2024, were related to the sales of our compounded product.
Omeclamox-Pak had no sales for the six months ended June 30, 2025 and 2024, as Cumberland is currently out of commercial inventory of this product. The amounts noted resulted from normal distribution adjustments.
Caldolor revenue was $2.9 million for the six months ended June 30, 2025, an increase of $0.6 million over the same period in 2024 primarily due to international shipments.
Other revenue was $3.6 million for the six months ended June 30, 2025, representing a $3.1 million increase from the same period in 2024, as a result of a milestone payment received in 2025.
Cost of products sold. Cost of products sold for the first six months of 2025 were $3.4 million, consistent when compared to $3.3 million for the first six months of 2024.
Selling and marketing. Selling and marketing expense for the six months ended June 30, 2025, increased $0.1 million compared to the prior year period. This increase is primarily attributable to the timing of the expenditures.
Research and development. Research and development costs were $2.8 million for the first six months of 2025 compared to $2.2 million for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. General and administrative expense for the six months ended June 30, 2025, increased to $5.3 million compared to $5.1 million during the six months ended June 30, 2024. The increase is due to higher salaries and contract labor costs.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Six months ended June 30,
	2025	2024
Net revenue (1)	$7,054,920	$4,059,970
Cost of products sold (2)	889,117	826,646
Royalty and operating expenses	1,184,369	1,078,480
Vibativ contribution	$4,981,434	$2,154,844
(1) Net revenue includes $2,975,000 related to a milestone payment received in 2025.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$67,787,510
Cost of products sold (2)	19,867,447
Royalty and operating expenses	11,855,909
Vibativ contribution	$36,064,154
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments, $1,288 of other income and $2,975,000 related to a milestone payment.
(2) A portion of the Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Sancuso	Six months ended June 30,
	2025	2024
Net revenue	$5,375,405	$4,016,544
Cost of products sold (1)	297,704	556,125
Royalty and operating expenses	1,940,721	1,530,051
Sancuso contribution	$3,136,980	$1,930,368
(1) The Sancuso inventory included in the costs of product sold was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$36,032,927
Cost of products sold (1)	3,733,184
Royalty and operating expenses	13,295,730
Sancuso contribution	$19,004,013
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.
Amortization. Amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the six months ended June 30, 2025, and six months ended June 30, 2024, totaled approximately $2.0 million and $2.2 million, respectively. The decrease was attributable to a reduction to the valuation of the Acetadote intangible asset recognized in December 2024.
Income taxes. Income tax expense for the six months ended June 30, 2025, was $0.01 million, compared to the income tax expense recognized for the six months ended June 30, 2024, of $0.02 million.
As of June 30, 2025, we had approximately $51.9 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2025 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.

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
The following table summarizes our liquidity and working capital as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$16,087,281	$17,964,184

Working capital (current assets less current liabilities)	$7,233,189	$4,830,429
Current ratio (multiple of current assets to current liabilities)	1.3	1.2

Revolving line of credit availability	$14,759,267	$4,723,830
The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2025 and June 30, 2024:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$4,742,318	$(2,992,307)
Investing activities	(942,322)	(104,990)
Financing activities	(5,676,899)	2,112,119
Net decrease in cash and cash equivalents	$(1,876,903)	$(985,178)
The net $1.9 million decrease in cash and cash equivalents for the six months ended June 30, 2025, was primarily attributable to $6.6 million of cash used in financing and investing activities, partially offset by $4.7 million of cash provided by operating activities.
Cash provided by operating activities totaled $4.7 million for the six months ended June 30, 2025, primarily due to the $0.5 million net income, adjusted by adding back $1.8 million due to a decrease in inventory, $2.1 million expense in depreciation and amortization, $1.4 million due to a decrease in accounts receivable, $0.6 million expense in amortization of operating lease right-of-use assets and $0.6 million due to a decrease in other current assets and other assets, partially offset by deducting $2.0 million due to a decrease in accounts payable and other current liabilities and $0.4 million decrease in operating leases liabilities.
Cash used in investing activities totaled $0.9 million which was the result of $0.8 million paid for investments in manufacturing as well as an increase in fixed assets and intangible assets.
Cash used in financing activities totaled $5.7 million for the six months ended June 30, 2025, primarily due to $10.0 million in payments on our line of credit, $0.7 million for cash settlement of contingent consideration, and $0.3 million in cash used to repurchase shares of our common stock, partially offset by $5.3 million in proceeds from our ATM offering.
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
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2025 and 2024, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2025.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Loan Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Loan Agreement was 7.125% at June 30, 2025. As of June 30, 2025, we had $5.2 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2025 and 2024. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended June 30, 2025, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended June 30, 2025:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
April	—		$—	—	$2,189,608
May	—		—	—	$2,189,608
June	1,800	(1)	$5.26	1,800	$2,182,438
Total	1,800
(1) 1,800 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cumberland Pharmaceuticals Inc.

Date:	August 8, 2025	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer