Form 10-Q
period 2025-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2025-11-07
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,956,627 shares of common stock as of November 5, 2025.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,196,745	$17,964,184
Accounts receivable, net	10,430,602	11,701,466
Inventories, net	2,934,723	3,999,995
Prepaid and other current assets	1,377,378	2,786,513
Total current assets	29,939,448	36,452,158
Non-current inventories	9,183,862	11,005,499
Property and equipment, net	293,375	277,365
Intangible assets, net	15,010,795	17,973,449
Goodwill	914,000	914,000
Operating lease right-of-use assets	7,570,452	6,176,923
Other assets	2,986,628	2,784,016
Total assets	$65,898,560	$75,583,410
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,832,497	$13,914,266
Operating lease current liabilities	401,445	356,508
Current portion of revolving line of credit	—	5,100,000
Other current liabilities	10,076,027	12,250,955
Total current liabilities	24,309,969	31,621,729
Revolving line of credit - long term	5,240,733	10,176,170
Operating lease non-current liabilities	4,595,768	4,939,739
Other long-term liabilities	5,951,386	6,299,795
Total liabilities	40,097,856	53,037,433
Equity:
Shareholders’ equity:
Common stock— no par value; 100,000,000 shares authorized; 14,956,627 and 13,952,624 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	51,512,221	46,821,425
Accumulated deficit	(25,392,367)	(23,967,931)
Total shareholders’ equity	26,119,854	22,853,494
Noncontrolling interests	(319,150)	(307,517)
Total equity	25,800,704	22,545,977
Total liabilities and equity	$65,898,560	$75,583,410
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$8,292,362	$9,085,826	$30,842,780	$27,432,376
Costs and expenses:
Cost of products sold	988,760	1,323,013	4,425,863	4,609,499
Selling and marketing	4,433,831	4,397,480	12,889,458	12,800,469
Research and development	1,253,367	1,306,095	4,016,842	3,523,535
General and administrative	2,572,066	2,675,380	7,909,996	7,800,435
Amortization	1,009,598	1,078,290	3,021,412	3,288,808
Total costs and expenses	10,257,622	10,780,258	32,263,571	32,022,746
Operating loss	(1,965,260)	(1,694,432)	(1,420,791)	(4,590,370)
Interest income	131,583	69,190	384,781	227,777
Other income - insurance proceeds	—	237,089	—	237,089
Interest expense	(109,699)	(137,374)	(383,048)	(382,247)
Loss before income taxes	(1,943,376)	(1,525,527)	(1,419,058)	(4,507,751)
Income tax expense	(5,670)	(11,442)	(17,011)	(34,327)
Net loss	(1,949,046)	(1,536,969)	(1,436,069)	(4,542,078)
Net loss (income) at subsidiary attributable to noncontrolling interests	8,282	(7,112)	11,633	(33,878)
Net loss attributable to common shareholders	$(1,940,764)	$(1,544,081)	$(1,424,436)	$(4,575,956)
Loss per share attributable to common shareholders
- basic	$(0.13)	$(0.11)	$(0.10)	$(0.32)
- diluted	$(0.13)	$(0.11)	$(0.10)	$(0.32)
Weighted-average shares outstanding
- basic	14,958,534	14,052,754	14,953,944	14,089,496
- diluted	14,958,534	14,052,754	14,953,944	14,089,496

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,436,069)	$(4,542,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,103,306	3,406,166
Reduction in the carrying amount of right-of-use assets	855,553	855,553
Share-based compensation	236,160	227,083
Increase (decrease) in non-cash contingent consideration	93,229	(936,072)
Increase in cash surrender value of life insurance policies over premiums paid	(131,967)	(180,081)
Noncash interest expense	16,085	19,377
Loss on disposal of assets	—	2,691
Life insurance proceeds	—	(237,089)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,270,864	(1,552,449)
Inventories, net	2,448,605	1,072,295
Other current assets and other assets	818,959	1,022,718
Operating lease liabilities	(662,117)	(645,009)
Accounts payable and other current liabilities	(1,334,701)	(667,065)
Other long-term liabilities	(348,409)	(362,844)
Net cash provided by (used in) operating activities	4,929,498	(2,516,804)
Cash flows from investing activities:
Additions to property and equipment	(97,904)	(64,178)
Life insurance policy proceeds received	—	237,556
Increase in cash surrender value of life insurance policies	(47,000)	—
Net investment in manufacturing	(1,447,695)	—
Additions to intangible assets	(40,560)	(88,727)
Net cash (used in) provided by investing activities	(1,633,159)	84,651
Cash flows from financing activities:
Proceeds from ATM offering, net	5,266,334	—
Borrowings on line of credit	—	32,988,920
Payments on line of credit	(10,035,437)	(29,681,472)
Cash settlement of contingent consideration	(1,031,197)	(1,251,499)
Payments made in connection with repurchase of common shares	(263,478)	(480,666)
Net cash (used in) provided by financing activities	(6,063,778)	1,575,283
Net decrease in cash and cash equivalents	(2,767,439)	(856,870)
Cash and cash equivalents at beginning of period	$17,964,184	$18,321,624
Cash and cash equivalents at end of period	$15,196,745	$17,464,754
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Share-based compensation	163,991	78,754	—	—	78,754
Repurchase of common shares	(125,870)	(246,599)	—	—	(246,599)
Net income (loss)	—	—	(1,946,263)	43,791	(1,902,472)
Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552

Balance, March 31, 2024	14,159,954	$46,923,757	$(19,434,424)	$(299,781)	$27,189,552
Share-based compensation	—	71,958	—	—	71,958
Repurchase of common shares	(76,771)	(126,689)	—	—	(126,689)
Net loss	—	—	(1,085,612)	(17,025)	(1,102,637)
Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184

Balance, June 30, 2024	14,083,183	$46,869,026	$(20,520,036)	$(316,806)	$26,032,184
Share-based compensation	—	76,371	—	—	76,371
Repurchase of common shares	(72,447)	(102,194)	—	—	(102,194)
Net income (loss)	—	—	(1,544,081)	7,112	(1,536,969)
Balance, September 30, 2024	14,010,736	$46,843,203	$(22,064,117)	$(309,694)	$24,469,392

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,213	—	—	74,213
Repurchase of common shares	(53,837)	(243,705)	—	—	(243,705)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619
Share-based compensation	600	80,685	—	—	80,685
Repurchase of common shares	(1,800)	(7,170)	—	—	(7,170)
Net income (loss)	—	—	(740,740)	5,533	(735,207)
Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927

Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927
Share-based compensation	—	81,262	—	—	81,262
Repurchase of common shares	(3,310)	(10,439)	—	—	(10,439)
Net loss	—	—	(1,940,764)	(8,282)	(1,949,046)
Balance, September 30, 2025	14,956,627	$51,512,221	$(25,392,367)	$(319,150)	$25,800,704
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
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. Our current portfolio includes seven products approved by the U.S. Food and Drug Administration ("FDA") in the United States. We also continue to build international partnerships to bring our medicines to patients in other countries. Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands as well as late-stage development product candidates in our target medical specialties.
The Company’s products are manufactured by third parties, which are overseen by our quality control and manufacturing professionals. We work closely with our warehousing and distribution partners to make our products available in the U.S.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2024, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("Update 2025-05"), which allows public business entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Update 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and is required to be applied on a prospective basis. We plan to elect the practical expedient in the period required but do not expect it to have a material impact on the recognition or measurement of our credit losses within our condensed consolidated financial statements.
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
Operating Segments
The Company has one operating segment, which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has concluded that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States and total revenues are primarily attributable to U.S. customers.

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

(2) LOSS PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Numerator:
Net loss attributable to common shareholders	$(1,940,764)	$(1,544,081)
Denominator:
Weighted-average shares outstanding – basic	14,958,534	14,052,754
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,958,534	14,052,754

	Nine months ended September 30,
	2025	2024
Numerator:
Net loss attributable to common shareholders	$(1,424,436)	$(4,575,956)
Denominator:
Weighted-average shares outstanding – basic	14,953,944	14,089,496
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,953,944	14,089,496

As of September 30, 2025 and 2024, restricted stock awards and options to purchase 737,969 and 600,266 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Products:
Kristalose	$1,180,934	$3,632,258	$7,419,832	$10,935,702
Sancuso	3,240,947	2,607,558	8,616,353	6,624,102
Vibativ	2,598,454	1,028,013	6,678,374	5,087,983
Caldolor	867,013	1,271,252	3,762,746	3,586,199
Acetadote	96,597	21,374	441,503	144,973
Vaprisol	600	(135,765)	(14,621)	(128,684)
Omeclamox-Pak	(3,127)	(18)	(9,266)	(2,574)
RediTrex	4,434	36,950	7,330	71,350
Other revenue	306,510	624,204	3,940,529	1,113,325
Total net revenues	$8,292,362	$9,085,826	$30,842,780	$27,432,376
There was no Omeclamox-Pak net revenue for the first nine months of 2025 due to our lack of commercial inventory of this product. As we have not been able to identify an alternative site to package the product, we discontinued the sales of Omeclamox-Pak and expensed the remaining brand intangible assets in late 2023. For the three and nine months ended September 30, 2025 and 2024, the amounts noted resulted from normal distribution adjustments.
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued an FDA Form 483 in the second quarter of 2022. Once these FDA Form 483 related issues are satisfactorily resolved, we will then resubmit our application for their facility to the FDA for approval. For the three and nine months ended September 30, 2025, the amounts are normal sales deduction adjustments. For the three and nine months ended September 30, 2024, the amounts reflected our share of sales of a special, interim compounded product introduced to the market in late 2023 and normal sales deduction adjustments.
Effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic and will receive a long-term royalty on any sales of the product in the future. For the three and nine months ended September 30, 2025 and 2024, the revenue amounts represented normal distribution and accrual adjustments.

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
Other revenues include funding from federal grant programs including those provided by the FDA and from those secured by Cumberland Emerging Technologies Inc. ("CET") through the Small Business Administration's Small Business Innovation Research and Small Business Technology Transfer Research ("SBIR/STTR") programs. There was no grant revenue from these federal grant programs for the nine months ended September 30, 2025 and grant revenue was approximately $0.4 million for the nine months ended September 30, 2024.
Other revenues also include lease income generated by CET’s Life Sciences Center, which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.
In the second quarter 2025, the Company received a $3.0 million milestone payment associated with the approval of Vibativ for the Chinese market. We recognized as other revenue all but $25,000 of the milestone payment which is the estimated cost of virtual marketing training that will take place prior to the launch of the product in the Chinese market.
As part of a CET development agreement, $0.2 million was included in other revenue for the second quarter of 2025, which represents development funding associated with a new product candidate.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At September 30, 2025 and December 31, 2024, there were no cumulative net realizable value charges for potential obsolescence and discontinuance losses necessary.
The Company purchases the active pharmaceutical ingredient ("API") for Kristalose and Sancuso and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory.
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At September 30, 2025 and December 31, 2024, the Company's net inventories consisted of the following:

	September 30, 2025	December 31, 2024

Raw materials and work in process	$9,747,221	$11,982,045
Consigned inventory	51,288	126,090
Finished goods	2,320,076	2,897,359
Total inventories	12,118,585	15,005,494
less non-current inventories	(9,183,862)	(11,005,499)
Total inventories classified as current	$2,934,723	$3,999,995
At September 30, 2025 and December 31, 2024, the Company's non-current inventories consisted of the following:

	September 30, 2025	December 31, 2024

Vibativ Raw Materials	$4,714,922	$6,180,347
Kristalose Raw Materials	2,362,712	2,672,720
Vaprisol Raw Materials	1,173,070	1,172,849
Sancuso Raw Materials	285,153	458,684
Caldolor Raw Materials	16,982	—
Acetadote Raw Materials	42,718	23,915
Ifetroban Raw Materials	65,270	166,923
Kristalose Finished Goods	177,715	—
Vibativ Finished Goods	157,477	183,057
Caldolor Finished Goods	118,221	77,382
Omeclamox-Pak Raw Materials	69,622	69,622
Total inventories classified as non-current	$9,183,862	$11,005,499

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
Also included within the right-of-use assets are start up expenditures related to new supply agreements with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product and Kindos Pharmaceuticals Co., Ltd. ("Kindos") for our Vibativ product. These expenditures are classified as embedded leases resulting in right-of-use assets with the carrying value being reduced straight-line over the life of the contracts. As of September 30, 2025, the right-of-use assets for Nephron and Kindos were $0.7 million and $2.0 million, respectively, and are included in the total right-of-use assets of $7.6 million.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 9.2 years and 9.6 years at September 30, 2025 and December 31, 2024, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.37% and 9.38% at September 30, 2025 and December 31, 2024, respectively.

Lease Position
At September 30, 2025 and December 31, 2024, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$7,570,452	$6,176,923

Lease Liabilities	September 30, 2025	December 31, 2024
Operating lease current liabilities	$401,445	$356,508
Operating lease non-current liabilities	4,595,768	4,939,739
Total	$4,997,213	$5,296,247

As of September 30, 2025, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2025	Operating Leases
2025	173,981
2026	909,911
2027	934,180
2028	740,791
2029	650,766
After 2029	4,196,635
7,606,264
Less: Interest	2,609,051
Present value of lease liabilities	$4,997,213
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Rent expense	$356,413	$342,032	$1,074,748	$1,041,515

Sublease income	$166,487	$129,622	$487,913	$408,535

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the nine months ended September 30, 2025 and September 30, 2024, the Company repurchased 58,947 and 275,088 shares of common stock for $0.3 million and approximately $0.5 million, respectively. At September 30, 2025, there remains approximately $2.2 million available under the current repurchase program for common share repurchases.
Share purchases and sales
In the Company's November 2024 trading window, several members of Cumberland's Board of Directors entered into agreements for trading plans to purchase shares of the Company's stock pursuant to Rule 10b5-1 of the Exchange Act. These purchases are designed to increase ownership in the Company by the members of the Board. The plans became effective on March 3, 2025, and as of September 30, 2025, a total of 11,992 shares have been purchased through these trading plans.
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
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2025 and September 30, 2024, the Company issued 35,110 shares and 50,500 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2025 and September 30, 2024, the Company also issued 182,150 and 190,450 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2035 and 2034, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the nine months ended September 30, 2025 and 2024, stock compensation expense was $0.2 million for each period. For the nine months ended September 30, 2025 and 2024, we recorded a credit of $7,001 and $22,058, respectively, to stock compensation expense related to the forfeiture of unvested incentive stock options.

Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement (the "Loan Agreement") with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a 3-year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
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
As of September 30, 2025 and December 31, 2024, the Company had $5.2 million and $15.3 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Loan Agreement was 7.0% at September 30, 2025.
Joint Venture Agreement
In August 2020, Cumberland entered into an agreement with WinHealth Investment (Singapore) Ltd creating a jointly owned company - WHC Biopharmaceuticals, Pte. Ltd. The limited liability company is designed to acquire, develop, register, and commercialize development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets. The agreement provided for initial investment from WinHealth in the form of a $0.2 million equity contribution and an initial investment from Cumberland in the form of a $0.2 million convertible note, which was funded during the first quarter of 2021. The joint venture may seek additional future capital from additional investors and has entered into exclusive option agreements to license product candidates from both Cumberland Pharmaceuticals Inc. and Cumberland Emerging Technologies Inc.
(7) INCOME TAXES
As of September 30, 2025, the Company had approximately $52.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2025 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our taxes and consolidated financial statements.
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
Cumberland accounted for the transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $20 million at the closing of the transaction and a $5 million milestone payment in early April 2019. In addition, Cumberland has agreed to pay royalties of up to 20% of on-going net sales of the product in the U.S. after an annual $3 million threshold is met. The future royalty payments were recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland prepared the valuations of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis. The contingent consideration earned and accrued in operating expenses is paid to Theravance quarterly.

Balance at December 31, 2024	$3,242,999
Cash payment of royalty during the period	(503,512)
Change in fair value of contingent consideration included in operating expenses	71,715
Contingent consideration earned and accrued in operating expenses	751,465
Balance at September 30, 2025	$3,562,667

The contingent consideration liability of $3.6 million was accounted for as $1.7 million of other current liabilities and $1.9 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2025.

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
Cumberland has accounted for this transaction as a business combination in accordance with ASC 805 and the product sales are included in the results of operations subsequent to the acquisition date. The Company made an upfront payment of $13.5 million at the closing of the transaction. The agreement called for milestone payments of up to $3.5 million based on the attainment of various approvals and sales performance. In January 2023, Cumberland made a $1.0 million milestone payment to Kyowa Kirin based on the FDA approval of a manufacturing site for the product. In October 2023, Cumberland made a $0.5 million milestone payment based on the successful transfer of the product’s FDA registration from Kyowa Kirin to Cumberland.
The remaining $2.0 million in milestones are tied to achievement of certain annual sales levels for the product.
In addition, Cumberland has agreed to initially pay a royalty of 10% of on-going net sales of Sancuso. That royalty rate was subsequently reduced to 5% in early 2025. The future royalty payments were required to be recognized at their acquisition-date fair value as a contingent consideration liability, as part of the contingent consideration transferred in the business combination. Cumberland has prepared a valuation of the contingent consideration liability utilizing significant unobservable inputs. As a result, the valuation is classified as Level 3 fair value measurement.
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2024	$1,516,000
Cash payment of milestones and royalty during the period	(527,685)
Change in fair value of contingent consideration included in operating expenses	(164,944)
Contingent consideration earned and accrued in operating expenses	451,629
Balance at September 30, 2025	$1,275,000

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.3 million was accounted for as $0.7 million of current liabilities and $0.6 million of other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2025.
RediTrex
On July 12, 2022, the Cumberland entered into an amendment to an agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

(11) SEGMENT REPORTING
The Company has one reportable segment which is specialty pharmaceutical products. The Company's chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated, single segment financial information for purposes of evaluating performance, planning and forecasting future period financial results, and allocating resources. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statement of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheet as total assets.
The following table summarizes selected financial information of the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 .

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$8,292,362	$9,085,826	$30,842,780	$27,432,376
Costs and expenses:
Cost of products sold	988,760	1,323,013	4,425,863	4,609,499
Selling and marketing	4,433,831	4,397,480	12,889,458	12,800,469
Research and development	1,253,367	1,306,095	4,016,842	3,523,535
General and administrative	2,572,066	2,675,380	7,909,996	7,800,435
Amortization	1,009,598	1,078,290	3,021,412	3,288,808
Segment operating expenses	10,257,622	10,780,258	32,263,571	32,022,746
Operating loss	(1,965,260)	(1,694,432)	(1,420,791)	(4,590,370)
Interest income	131,583	69,190	384,781	227,777
Other income - insurance proceeds	—	237,089	—	237,089
Interest expense	(109,699)	(137,374)	(383,048)	(382,247)
Loss before income taxes	(1,943,376)	(1,525,527)	(1,419,058)	(4,507,751)
Income tax expense	(5,670)	(11,442)	(17,011)	(34,327)
Net loss	(1,949,046)	(1,536,969)	(1,436,069)	(4,542,078)

(12) SUBSEQUENT EVENT
On October 17, 2025, Cumberland signed several agreements with RedHill BioPharma, Ltd. to jointly commercialize Talicia®. The FDA-approved oral capsule is indicated for the treatment of Helicobacter pylori infection in adults, a bacterial infection and leading risk factor for gastric cancer. Under the terms of the agreements, Cumberland and RedHill formed a new, jointly owned company. RedHill contributed all its Talicia related assets to the new company, including the product’s international licenses with associated revenues for a 70% ownership position. Cumberland will provide a $4 million in investment capital over a two-year period and receiving the 30% remaining shares. Through a co-commercialization agreement, Cumberland will assume responsibility for the product's distribution and sale of Talicia in the US. Cumberland will record the product sales and equally share Talicia's net revenue. Cumberland will also provide an annual investment of up to $2 million to cover certain distribution, marketing and sales costs. The Company is currently evaluating the accounting impact of the addition.

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
•Vibativ® (telavancin) injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections; and
•Talicia® (omeprazole magnesium, amoxicillin and rifabutin) oral capsule, for the treatment of H. pylori infection.
In addition to these commercial brands, we have announced breakthrough results in clinical study of our ifetroban product candidate in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”). This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. We then completed and submitted a clinical study report to the FDA and began interactions to determine their remaining development requirements.
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
Cumberland has built core competencies for the acquisition, development and commercialization of pharmaceutical products in the U.S., and we can leverage this existing infrastructure to support our continued growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.
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

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own rights to seven products approved by the FDA in the United States. We are also building international partnerships to bring our medicines to patients in other countries.
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

RECENT DEVELOPMENTS
New Product Added to Commercial Product Portfolio
We recently announced arrangements with RedHill Biopharma Ltd. (“RedHill”) to jointly commercialize Talicia®, adding the brand to our commercial product portfolio. The FDA-approved oral capsule is indicated for the treatment of Helicobacter pylori (H. pylori) infection in adults, a bacterial infection and leading risk factor for gastric cancer. Talicia net revenues were $8 million in 2024.
We have formed a new company with RedHill named Talicia Holdings, Inc. RedHill has assigned all its Talicia related assets to the new company for a 70% ownership position. Cumberland will provide $4 million in investment capital over a two-year period and receive ownership of the 30% remaining shares. Cumberland and RedHill have equal board seats and voting rights in the new company, and these arrangements will enable Cumberland to participate in the value it helps create in the brand. RedHill has also assigned to the new company the international rights to Talicia including existing international licensing agreements, and Cumberland will therefore also benefit from those arrangements, through its 30% ownership.
Through a co-commercialization agreement, we will assume responsibility for the distribution and sale of Talicia in the U.S. Cumberland will record Talicia product sales and equally share Talicia’s net revenues. We will also provide an annual investment of up to $2 million to cover certain distribution, marketing and sales costs. Cumberland will lead the sales promotion for Talicia and will leverage our established field national sales division, which has been detailing Kristalose, to increase the number of patients benefiting from Talicia. The new company will provide operational support with responsibility for the product’s marketing, manufacturing, regulatory and supply chain functions.
Talicia is the only all-in-one treatment containing omeprazole, amoxicillin and rifabutin, and is now recommended as a first-line therapy in the American College of Gastroenterology (ACG) clinical guidelines. Talicia is patent protected through 2042 and received eight years of U.S. market exclusivity under its Qualified Infectious Disease Product (QIDP) designation.
International Agreements
During the third quarter of 2025, we announced the launch of Vibativ® in Saudi Arabia. The product launch follows an agreement with Tabuk Pharmaceutical Manufacturing Company to introduce Vibativ into the Middle East. The arrangement provided Tabuk exclusive rights to distribute Vibativ in Saudi Arabia and Jordan, with the option to expand into other countries in the region. Tabuk has obtained the final approvals needed to commercialize Vibativ in Saudi Arabia.
In October 2025, our ibuprofen injection product received regulatory approval in Mexico. We previously announced our partnership with PiSA Farmaceutica, a well-established Mexican pharmaceutical firm. Under the agreement, PiSA is provided with the exclusive supply and distribution rights for the ibuprofen product in the Mexican market while Cumberland provides regulatory and manufacturing support. PiSA plans to introduce the product in 800 mg vials, making it accessible for a variety of clinical uses in Mexican healthcare facilities.
Additionally, we previously announced that Vibativ received approval from the regulatory authorities in China. That milestone provides us with access to the world’s second-largest pharmaceutical market, and we look forward to the launch of our product there.
Vibativ® 4-Vial Starter Pak Now Available for Vizient Providers
Earlier this year, we announced the availability of the Vibativ (telavancin) 4-Vial Starter Pak through a new supply arrangement with Vizient Inc., making it accessible to their healthcare providers nationwide.
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

Vibativ® Added to Premier National Group Purchasing Agreement
In October 2025, we announced that Vibativ was added to a national group purchasing agreement with Premier, Inc. The product addition allows Premier members to purchase Vibativ, in the 12-vial carton and 4-vial Starter Pak. Premier is a leading healthcare improvement company, uniting an alliance of approximately 4,350 U.S. hospitals and 325,000 other providers and organizations. With expanded access, Premier member healthcare providers now have greater flexibility in ordering Vibativ for both inpatient and outpatient settings.
Ifetroban Clinical Studies
This year, we announced positive top-line results from our FIGHT DMD clinical trial. The study evaluated ifetroban, a novel oral therapy for Duchenne muscular dystrophy (DMD) heart disease – the leading cause of death in DMD patients. It marks a breakthrough for these patients, as it is the first successful Phase 2 study specifically targeting the cardiac complications of their condition. Ifetroban has been studied in over 1,400 subjects across multiple clinical trials, demonstrating a well-established safety profile.
The trial enrolled 41 DMD patients who received either low dose ifetroban (150 mg per day), high dose ifetroban (300 mg per day) or placebo. The study's primary endpoint was an improvement in the heart's left ventricular ejection fractions (LVEF). Key findings included:
•High dose ifetroban treatment resulted in an overall 3.3% improvement in LVEF;
•The high dose ifetroban group showed an increase in 1.8% in LVEF, while the study placebo group showed an expected decline in LVEF of 1.5%;
•When compared with propensity matched natural history controls, the difference was even more pronounced, with the high dose treatment providing a significant 5.4% overall improvement in LVEF, as the control patients experienced a 3.6% decline in LVEF; and
•Both doses of ifetroban were well-tolerated, with no serious drug-related events.
The top-line findings from our FIGHT DMD study were featured as a late-breaking presentation at the Muscular Dystrophy Association's Clinical & Scientific Conference in March 2025 and subsequently presented at the Parent Project Muscular Dystrophy Annual Conference in June 2025. Following these presentations, we completed our comprehensive analysis and submitted the clinical study report to the FDA with a request for an end-of-Phase 2 meeting. This meeting took place in September 2025, where we discussed remaining clinical development and manufacturing requirements. The FDA has recommended a follow-up meeting, which we are currently planning.
Meanwhile, we have been evaluating our ifetroban product candidate in a Phase II clinical program in patients with Systemic Sclerosis (SSc) or scleroderma. Enrollment in the study was completed this year, and we are monitoring the clinical sites in preparation to lock the database and begin evaluating the results. We look forward to announcing top-line findings from this study this year. In addition, we have a Phase II clinical study, the FIGHTING FIBROSIS™ trial, underway in patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Patient enrollment is now well underway in medical centers across the U.S. The study design includes both an interim safety analysis, as well as an interim efficacy analysis.
We have also completed a pilot Phase II study involving 1) patients suffering from Hepatorenal Syndrome, a life-threatening condition involving liver and kidney failure, 2) patients with Portal Hypertension associated with chronic liver disease and 3) patients with Aspirin-Exacerbated Respiratory Disease, a severe form of asthma. There was no significant safety issues identified with the use of ifetroban in these patients. Additional pilot studies of ifetroban are underway, through several investigator-initiated trials. Following completion of our ongoing studies and FDA feedback, we will determine the optimal regulatory pathways for ifetroban, our first new chemical entity.

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
• intellectual property and other exclusive rights;
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
Tariffs
The United States and other countries have recently begun imposing new tariffs on international trade. While pharmaceuticals have been largely exempt from these recently imposed U.S. tariffs, such exemptions may be removed in the future. We continue to monitor and evaluate the impact of tariffs on our business and the results of our operations.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	Change
Net revenues	$8,292,362	$9,085,826	$(793,464)
Costs and expenses:
Cost of products sold	988,760	1,323,013	(334,253)
Selling and marketing	4,433,831	4,397,480	36,351
Research and development	1,253,367	1,306,095	(52,728)
General and administrative	2,572,066	2,675,380	(103,314)
Amortization	1,009,598	1,078,290	(68,692)
Total costs and expenses	10,257,622	10,780,258	(522,636)
Operating loss	(1,965,260)	(1,694,432)	(270,828)
Interest income	131,583	69,190	62,393
Other income - insurance proceeds	—	237,089	(237,089)
Interest expense	(109,699)	(137,374)	27,675
Loss before income taxes	(1,943,376)	(1,525,527)	(417,849)
Income tax expense	(5,670)	(11,442)	5,772
Net loss	$(1,949,046)	$(1,536,969)	$(412,077)

The following table summarizes net revenues by product for the periods presented:

	Three months ended September 30,
	2025	2024	Change
Products:
Kristalose	$1,180,934	$3,632,258	$(2,451,324)
Sancuso	3,240,947	2,607,558	633,389
Vibativ	2,598,454	1,028,013	1,570,441
Caldolor	867,013	1,271,252	(404,239)
Acetadote	96,597	21,374	75,223
Vaprisol	600	(135,765)	136,365
Omeclamox-Pak	(3,127)	(18)	(3,109)
RediTrex	4,434	36,950	(32,516)
Other revenue	306,510	624,204	(317,694)
Total net revenues	$8,292,362	$9,085,826	$(793,464)
Net revenues. The net revenues for the three months ended September 30, 2025, were $8.3 million compared to $9.1 million for the three months ended September 30, 2024.
Kristalose revenue was $1.2 million for the third quarter of 2025 and $3.6 million for the same period in the prior year. The decrease was the result of lower sales volume primarily due to a delay in shipments of our Authorized Generic product, in addition to increased generic substitution.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the third quarter of 2025, there was an increase of $0.1 million in the product's revenue when compared to the prior year period due to an increase in our Authorized Generic sales.

There were no Vaprisol branded product sales for the third quarter of 2025 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The amount represents adjustments of deductions from previous sales of the product.
Caldolor revenue was $0.9 million for the third quarter of 2025, compared to $1.3 million for the third quarter of 2024. The decrease was primarily due to a delay in the manufacturing and shipment of an international order for the product.
Vibativ revenue was $2.6 million for the three months ended September 30, 2025, and $1.0 million for the same prior year period. The increase in net revenue of the product was due to higher sales volumes, including growing shipments of the product's 4-Pak.
Sancuso revenue was $3.2 million for the third quarter of 2025, compared to $2.6 million for the third quarter of 2024 resulting in an increase of $0.6 million. The increase resulted primarily from increased shipments as well as lower sales deductions associated with the product.
Other revenue was $0.3 million for the three months ended September 30, 2025, compared to $0.6 million for the three months ended September 30, 2024. The decrease was primarily due to less CET revenues for the period.
Cost of products sold. The cost of products sold for the third quarter of 2025 and 2024 were $1.0 million and $1.3 million, respectively. Cost of products sold, as a percentage of net revenues, were 11.9% during the three months ended September 30, 2025, compared to 14.6% during the three months ended September 30, 2024. The favorable percentage decrease is primarily due to the higher international sales in 2024, which typically have lower gross margin.
Selling and marketing. The selling and marketing expenses for the third quarter of 2025 and 2024, were similar at $4.4 million for both periods.
Research and development. The research and development costs for the three months ended September 30, 2025 and 2024, were similar at $1.3 million for both periods.
General and administrative. The general and administrative expense for the third quarter of 2025 was $2.6 million compared to $2.7 million for the same period in 2024. The decrease is due to lower corporate life insurance expense.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended September 30,
	2025	2024
Net revenue (1)	$2,613,143	$1,029,301
Cost of products sold (2)	286,983	233,938
Royalty and operating expenses	859,309	300,368
Vibativ contribution	$1,466,851	$494,995
(1) Net revenue includes $14,689 related to additional international training revenue.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended September 30,
	2025	2024
Net revenue	$3,240,947	$2,607,559
Cost of products sold (1)	145,251	135,233
Royalty and operating expenses	989,864	1,071,764
Sancuso contribution	$2,105,832	$1,400,562
(1) The Sancuso inventory included in the costs of product sold during 2024 was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.
Amortization. The amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended September 30, 2025 and 2024, totaled approximately $1.0 million and $1.1 million, respectively.
Income taxes. The income tax expense for the three months ended September 30, 2025, and for the three months ended September 30, 2024 was less than $0.01 million for each year.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the three months ended September 30, 2025 and 2024.

Research and Development Expenses	Three months ended September 30,
	2025	2024
External research and development expenses
Clinical development	$322,959	$385,517
Regulatory expenses	357,020	364,521
Other external	10,730	12,335
Total external expenses	690,709	762,373
Internal research and development expenses
Personnel costs	509,550	477,596
Other internal	53,108	66,126
Total internal expenses	562,658	543,722
Total research and development expenses	$1,253,367	$1,306,095

RESULTS OF OPERATIONS
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change
Net revenues	$30,842,780	$27,432,376	$3,410,404
Costs and expenses:
Cost of products sold	4,425,863	4,609,499	(183,636)
Selling and marketing	12,889,458	12,800,469	88,989
Research and development	4,016,842	3,523,535	493,307
General and administrative	7,909,996	7,800,435	109,561
Amortization	3,021,412	3,288,808	(267,396)
Total costs and expenses	32,263,571	32,022,746	240,825
Operating loss	(1,420,791)	(4,590,370)	3,169,579
Interest income	384,781	227,777	157,004
Other income - insurance proceeds	—	237,089	(237,089)
Interest expense	(383,048)	(382,247)	(801)
Loss before income taxes	(1,419,058)	(4,507,751)	3,088,693
Income tax expense	(17,011)	(34,327)	17,316
Net loss	$(1,436,069)	$(4,542,078)	$3,106,009

The following table summarizes net revenues by product for the periods presented:

	Nine months ended September 30,
	2025	2024	Change
Products:
Kristalose	$7,419,832	$10,935,702	$(3,515,870)
Sancuso	8,616,353	6,624,102	1,992,251
Vibativ	6,678,374	5,087,983	1,590,391
Caldolor	3,762,746	3,586,199	176,547
Acetadote	441,503	144,973	296,530
Vaprisol	(14,621)	(128,684)	114,063
Omeclamox-Pak	(9,266)	(2,574)	(6,692)
RediTrex	7,330	71,350	(64,020)
Other revenue	3,940,529	1,113,325	2,827,204
Total net revenues	$30,842,780	$27,432,376	$3,410,404
Net revenues. The net revenues for the nine months ended September 30, 2025, were $30.8 million compared to $27.4 million for the nine months ended September 30, 2024, an increase of $3.4 million.
Kristalose revenue was $7.4 million during the first nine months of 2025, compared to $10.9 million for the prior year period. The decrease was the result of lower sales volume primarily due to a delay in shipments of our Authorized Generic product, in addition to increased generic substitution..
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the nine months ended September 30, 2025, there was an increase of $0.3 million in the product's revenue when compared to the prior year period due to an increase in sales for our Authorized Generic.

Sancuso revenue was $8.6 million for the nine months ended September 30, 2025, compared to $6.6 million for the same period last year. The increase resulted primarily from increased shipments, as well as lower sales deductions associated with the product.
Vibativ revenue was $6.7 million for the nine months ended September 30, 2025, and $5.1 million for the nine months ended September 30, 2024. The increase in net revenue of the product was due to higher sales volumes, including growing shipments of the product's 4-Pak.
There were no Vaprisol branded product sales for the nine months ended September 30, 2025 and 2024. The amount represents adjustments of deductions from previous sales of the product.
Omeclamox-Pak had no sales for the nine months ended September 30, 2025 and 2024. The amount represents adjustments of deductions from previous sales of the product.
Caldolor revenue was $3.8 million for the nine months ended September 30, 2025, an increase of $0.2 million over the same period in 2024 primarily due to an increase in international shipments.
Other revenue was $3.9 million for the nine months ended September 30, 2025, representing a $2.8 million increase from the same period in 2024, primarily as a result of a milestone payment received in 2025.
Cost of products sold. The cost of products sold for the first nine months of 2025 was $4.4 million, consistent with the $4.6 million for the first nine months of 2024.
Selling and marketing. The selling and marketing expense for the nine months ended September 30, 2025, increased $0.1 million compared to the prior year period. This slight increase is primarily attributable to the timing of the expenditures.
Research and development. The research and development costs were $4.0 million for the first nine months of 2025 compared to $3.5 million for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expenses for the nine months ended September 30, 2025, was $7.9 million compared to $7.8 million during the nine months ended September 30, 2024. This slight increase is due to higher salary expense in 2025.
The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Nine months ended September 30,
	2025	2024
Net revenue (1)	$9,668,063	$5,089,271
Cost of products sold (2)	1,176,100	1,060,584
Royalty and operating expenses	2,043,678	1,378,848
Vibativ contribution	$6,448,285	$2,649,839
(1) Net revenue includes $2,989,689 related to a milestone payment received in 2025 along with other product related revenue.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Vibativ	Since Acquisition
Net revenue (1)	$70,400,653
Cost of products sold (2)	20,154,430
Royalty and operating expenses	12,715,218
Vibativ contribution	$37,531,005
(1) Net revenue includes a $1,000,000 payment to Cumberland related to a settlement agreement of milestone payments, $15,978 of other income and $2,975,000 related to a milestone payment.
(2) A portion of the Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.

Financial Impact of Sancuso	Nine months ended September 30,
	2025	2024
Net revenue	$8,616,353	$6,624,103
Cost of products sold (1)	442,955	691,358
Royalty and operating expenses	2,930,585	2,601,815
Sancuso contribution	$5,242,813	$3,330,930
(1) The Sancuso inventory included in the costs of product sold was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.

Financial Impact of Sancuso	Since Acquisition
Net revenue	$39,273,876
Cost of products sold (1)	3,878,435
Royalty and operating expenses	14,285,594
Sancuso contribution	$21,109,847
(1) The Sancuso inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022. The acquired inventory was completely sold by the end of the second quarter 2024.
Amortization. The amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the nine months ended September 30, 2025, and nine months ended September 30, 2024, totaled approximately $3.0 million and $3.3 million, respectively. The decrease was attributable to a reduction to the valuation of the Acetadote intangible asset recognized in December 2024.
Income taxes. The income tax expense for the nine months ended September 30, 2025, was $0.02 million, compared to $0.03 million for the nine months ended September 30, 2024.
As of September 30, 2025, we held approximately $52.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. We expect to continue to pay minimal income taxes during 2025 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the nine months ended September 30, 2025 and 2024.

Research and Development Expenses	Nine months ended September 30,
	2025	2024
External research and development expenses
Clinical development	$1,235,616	$1,062,209
Regulatory expenses	1,072,175	734,460
Other external	39,425	36,700
Total external expenses	2,347,216	1,833,369
Internal research and development expenses
Personnel costs	1,524,960	1,548,660
Other internal	144,666	141,506
Total internal expenses	1,669,626	1,690,166
Total research and development expenses	$4,016,842	$3,523,535

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
The following table summarizes our liquidity and working capital as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$15,196,745	$17,964,184

Working capital (current assets less current liabilities)	$5,629,479	$4,830,429
Current ratio (multiple of current assets to current liabilities)	1.2	1.2

Revolving line of credit availability	$14,759,267	$4,723,830
The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2025 and September 30, 2024:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$4,929,498	$(2,516,804)
Investing activities	(1,633,159)	84,651
Financing activities	(6,063,778)	1,575,283
Net decrease in cash and cash equivalents	$(2,767,439)	$(856,870)
The net $2.8 million decrease in cash and cash equivalents for the nine months ended September 30, 2025, was primarily attributable to $7.7 million of cash used in financing and investing activities, partially offset by $4.9 million of cash provided by operating activities.
Cash provided by operating activities totaled $4.9 million for the nine months ended September 30, 2025, primarily due to the $1.4 million net loss, adjusted by adding back $3.1 million expense in depreciation and amortization, $2.4 million due to a decrease in inventory, $1.3 million due to a decrease in accounts receivable, $0.9 million expense in deduction in the carrying amount of right-of-use assets and $0.8 million due to a decrease in other current assets and other assets, partially offset by deducting $1.3 million due to a decrease in accounts payable and other current liabilities and a $0.7 million decrease in operating leases liabilities.
Cash used in investing activities totaled $1.6 million which was the result of $1.4 million paid for investments in manufacturing as well as an increase in fixed assets and intangible assets.
Cash used in financing activities totaled $6.1 million for the nine months ended September 30, 2025, primarily due to $10.0 million in payments on our line of credit, $1.0 million for cash settlement of contingent consideration, and $0.3 million in cash used to repurchase shares of our common stock, partially offset by $5.3 million in proceeds from our ATM offering.

Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit is up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It has a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus 2.75%. Cumberland is subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2025 and 2024, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2025.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Loan Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Loan Agreement was 7.0% at September 30, 2025. As of September 30, 2025, we had $5.2 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2025 and 2024. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended September 30, 2025, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity, by month, during the three months ended September 30, 2025:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
July	—		$—	—	$2,182,438
August	3,310	(1)	$3.15	3,310	$2,171,998
September	—		$—	—	$2,171,998
Total	3,310
(1) 3,310 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cumberland Pharmaceuticals Inc.

Date:	November 7, 2025	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer