Form 10-K
period 2025-12-31
CUMBERLAND PHARMACEUTICALS INC
filed 2026-03-09
CIK 1087294

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
The aggregate market value of common stock held by non-affiliates as of June 30, 2025 was $29,403,593. The number of shares of the registrant’s Common Stock, no par value, outstanding as of March 4, 2026 was 14,956,627.
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
Certain information required in Part III of Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2026 annual meeting of shareholders.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I
Item 1. Business
THE COMPANY
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us" or "our"), is a specialty pharmaceutical company focused on the acquisition, development and commercialization of branded prescription pharmaceuticals. We are dedicated to our mission of working together to provide unique products that improve the quality of patient care.
Our primary target markets are hospital acute care, gastroenterology and oncology. These medical specialties are characterized by relatively concentrated prescriber bases that we believe can be served effectively by relatively small, targeted sales forces. We promote our approved products through our hospital, field and oncology sales divisions in the United States. We have also established a network of international partners with the needed regulatory and commercial capabilities to register and provide our medicines to patients in their countries.
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
•Vibativ® (telavancin) injection, for the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia, as well as complicated skin and skin structure infections; and
•Tacilia® (omeprazole, amoxicillin and rifabutin) oral capsule, for the treatment of H. pylori infection.
In addition to these commercial brands, we have announced breakthrough results in a clinical study of our ifetroban product candidate in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”). This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. We then completed and submitted a clinical study report to the FDA and began interactions to determine their remaining development requirements.
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
Cumberland has built core competencies for the acquisition, development, registration and commercialization of pharmaceutical products in the U.S. We believe we can leverage this existing infrastructure to support our continued growth. Our management team consists of pharmaceutical industry veterans with experience in business development, product development, regulatory, manufacturing, sales, marketing and finance.

Our business development team identifies, evaluates and negotiates product acquisition, licensing and co-promotion arrangements. Our product development team creates proprietary formulations, manages our clinical studies, prepares our FDA submissions and staffs our medical call center. Our quality and manufacturing professionals oversee the manufacturing, release and shipment of our brands. Our marketing and sales organization is responsible for our commercial activities, and we work closely with our distribution partners to ensure the availability and delivery of our products, both domestically and internationally.
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
Our 2025 sustainability metrics noted that during that year we provided nearly 5 million patient doses of our brands, while safely disposing of over 5,500 pounds of expired and damaged goods. We had no product recalls and no clinical trials terminated due to failure to practice good clinical standards. We also highlighted our investment in our employees through our continuing education programs, employee development initiatives and employee recognition awards. We reported women represented 50% of Cumberland’s workforce and 30% of our employees were minorities.
Through our sustainability initiatives, we will continue to identify and address critical industry issues, monitor relevant guidelines and utilize best practices.
Additional Information
We were incorporated as a Tennessee corporation in 1999 and have been headquartered in Nashville, Tennessee since inception. During 2009, we completed an initial public offering of our common shares and listing on the Nasdaq stock exchange. Our website address is www.cumberlandpharma.com. Our Annual Reports (on Form 10-K), Quarterly Reports (on Form 10-Q), Current Reports (on Form 8-K) and all material press releases are available on our website as soon as reasonably practicable after their filing with the U.S. Securities and Exchange Commission (“SEC”). These filings are also available to the public at www.sec.gov..
PRODUCTS

Products	Indication	Status
Acetadote®	Acetaminophen Poisoning	Marketed
Caldolor®	Pain and Fever	Marketed
Kristalose®	Chronic and Acute Constipation	Marketed
Sancuso®	Nausea and Vomiting Associated with Chemotherapy	Marketed
Vaprisol®	Euvolemic and Hypervolemic Hyponatremia	Approved
Vibativ®	Serious Bacterial Infections	Marketed
Talicia®	H. pylori Infection	Marketed

Acetadote®
Acetadote is an intravenous formulation of N-acetylcysteine, indicated for the treatment of liver toxicity associated with acetaminophen poisoning. Cumberland developed and obtained U.S. FDA approval for Acetadote and then introduced the product through our hospital sales division. Acetadote is typically used in hospital emergency departments to prevent or lessen potential liver damage resulting from an overdose of acetaminophen, a common ingredient in many over-the-counter and prescription pain-relieving and fever-reducing products. Acetaminophen overdose continues to be a leading cause of poisonings reported by hospital emergency departments in the U.S., and Acetadote became a standard of care for treating this potentially life-threatening condition.
Acetadote received U.S. FDA approval as an Orphan Drug, which provided seven years of marketing exclusivity from the date of approval. That exclusivity has since expired. In connection with the FDA’s approval of Acetadote, we committed to certain post-marketing activities for the product. Completion of our first Phase IV commitment resulted in the FDA’s approval of expanded labeling for Acetadote’s use in pediatric patients. Completion of our second Phase IV commitment resulted in further revised labeling for the product with FDA approval of additional safety data.
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
In November 2024, the FDA also approved a supplemental New Drug Application for Acetadote, adding a simplified dosing regimen for the product prescribing information. This newly approved dosing regimen simplifies the administration of Acetadote by combining the first two bags of the standard regimen into a single, slower infusion. This streamlined approach has been implemented in hospitals across multiple countries and has been shown to reduce the frequency of medication errors and potentially serious non-allergic anaphylactoid reactions without compromising the effectiveness of Acetadote. The FDA subsequently provided three years exclusivity for this new dosing regimen based on the supporting clinical data that the Company submitted.
The United States Patent and Trademark Office (the “USPTO”) has issued Cumberland a series of patents associated with our Acetadote product. These patents are discussed in Part I, Item I – “Business - Trademarks and Patents” – of this Form 10-K. The FDA has approved several abbreviated new drug applications (“ANDA”) filed by various generics companies referencing Acetadote. Those products all possess the old formulation containing EDTA.
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
We then launched Caldolor and continue to promote the product in the U.S. through our hospital sales division.
We completed a series of Phase IV studies to gather additional data to support our Caldolor product. Those clinical trials involved an additional 1,000 adult and pediatric patients. The studies included data on a shortened infusion time and pre-surgical administration of the product. To address our Phase IV commitment to the FDA, these studies also included evaluation of the product for the reduction of fever in hospitalized children and the treatment of pain in children undergoing tonsillectomy surgeries.
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
In 2023, the FDA approved expanded labeling for Caldolor to include use in infants. The safety and efficacy of Caldolor has now been established for the treatment of pain and fever in pediatric patients aged 3 months and older. With this newly approved labeling, Caldolor is the only non-opioid product approved to treat pain in infants that is delivered through injection.
In 2024, we announced the release of a Special Report evaluating the growing amount of current data supporting the use of Caldolor as a standard of care for the treatment of pain and fever in adults, children and infants. The results demonstrated that the product is a safe and effective treatment for pain and fever in adults, children and infants as young as 3 months of age.
Additionally in 2024, we announced the publication of new real-world outcomes research comparing Caldolor to its key competitor – ketorolac – in 150,000 patients. Published in Frontiers of Pain Research, the results provided compelling evidence that Caldolor is associated with a significantly reduced incidence of adverse drug reactions and improved health care utilization.
In 2025, we announced publication of our study investigating Caldolor in older patients. The analysis evaluated the safety and efficacy of Caldolor for the management of pain and fever in patients 60 years of age and older. It marks an important advancement in pain management for older individuals, as it is one of the first studies specifically evaluating our product in this vulnerable population.
In late 2025, the Centers for Medicare & Medicaid Services (CMS) issued a permanent J-Code for Caldolor. This important reimbursement milestone enhances access, simplifies hospital billing and further supports Caldolor’s role as a standard of care for pain and fever management.
During 2025, we distributed both the vial and the ready-to-use premixed bag presentations of Caldolor. We supported the brand through our hospital sales division and group of medical science liaisons.

Kristalose®
Kristalose is a prescription laxative administered orally for the treatment of acute and chronic constipation. An innovative, dry powder crystalline formulation of lactulose, Kristalose is designed to enhance patient acceptance and compliance. It is the only branded prescription laxative available in pre-measured powder packets.
Kristalose dissolves easily in 4 ounces of water, offering patients a virtually taste-free, grit-free and essentially calorie-free alternative to lactulose syrups. We conducted a preference study which indicated that 77% of patients surveyed prefer the taste, consistency and portability of Kristalose over similar products in syrup forms.
We acquired the assets and exclusive rights to Kristalose through a series of transactions, then assembled a dedicated field sales division which re-launched the product as a Cumberland brand. We directed our sales efforts to physicians who are the most prolific writers of prescription laxatives, including gastroenterologists and internists. We supplemented this personal promotion with telemarketing campaigns to expand our reach and support of the product. Using preference data as a cornerstone of our marketing efforts, we then repositioned the brand, enhancing patient affordability through a coupon program and expanded managed care coverage for the product.
We added a co-promotion partner, Poly Pharmaceuticals, who is promoting Kristalose to physician targets not covered by our field sales forces. We then added another partner, Foxland Pharmaceuticals, Inc., who is repackaging Kristalose and featuring it with additional new physician targets.
The Kristalose award-winning marketing campaign was designed to support increased engagement with our customers.
Substitution by pharmacists dispensing generic alternatives in place of Kristalose prescriptions has historically impacted the brand. During 2025, substitution rates increased with the entry of new generic competitors. As a result, we are implementing targeted initiatives to protect the product’s market position and support its growth.
During 2025, we continued to support Kristalose through our field sales division, as well as our partnerships with Poly Pharmaceuticals and Foxland Pharmaceuticals, Inc.
Sancuso®
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
We entered into an agreement with Kyowa Kirin to acquire the U.S. assets and rights to Sancuso. We then assumed full commercial responsibility for the product in the U.S. – including its marketing, promotion, distribution, manufacturing and medical support activities. Kyowa Kirin retained international rights, continuing to deliver the product to address oncology patients’ needs throughout the rest of the world.
As we began shipments of the product, we also formed a new sales division, Cumberland Oncology, to feature the brand with medical professionals treating cancer patients. Following our acquisition of Sancuso, we completed the transition of the product from Kyowa Kirin to Cumberland, including the NDA transfer, and expanded our oncology sales division to further support the brand. We also successfully transferred manufacture of the product to a new facility.
We continued to support Sancuso in 2025 through our oncology sales division.

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
Vaprisol is supported by our hospital sales division. Demand for the product increased during the pandemic, and we worked to support the expanded use of the product in hospitals and clinics during the health care crisis. We shipped all remaining inventory of the product and notified the FDA that supplies of the product are not currently available. We have since transferred the product’s manufacturing to a new facility. Our new manufacturing partner is working with the FDA to address several Form 483 and warning letter issues in a timely manner. We next expect to file for the approval to manufacture branded Vaprisol once all FDA issues at the new site are resolved.
Vibativ®
Vibativ is an FDA-approved injectable anti-infective. It is designed to treat serious infections due to Staphylococcus aureus (“S. Aureus") and other Gram-positive bacteria, including Methicillin-resistant Staphylococcus aureus (“MRSA”) and Methicillin-sensitive Staphylococcus aureus (“MSSA”). Vibativ addresses a range of Gram-positive bacterial pathogens, including those that are considered difficult-to-treat and multidrug-resistant.
Vibativ can serve as a potentially life-saving treatment in patients with hospital-acquired and ventilator-associated pneumonia resulting from infections including the flu, RSV and COVID-19.
Pneumonia caused by secondary bacterial infections is common among patients with viral respiratory infections. Research shows that hospital-acquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”) have historically accounted for 22% of common hospital-acquired infections. MSSA and MRSA are important disease-causing pathogens in these cases. While many recently introduced antibiotics are quickly losing the ability to fight the bacteria they were designed to kill because those bacteria have become drug-resistant, Vibativ was specifically designed to kill drug-resistant bacteria.
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
The Company reached an agreement to acquire the Vibativ assets and assume global responsibility for the brand including the related marketing, distribution, manufacturing and regulatory activities. We then introduced the Cumberland-packaged product, which is supported by our hospital sales force.
A new publication in Antimicrobial Agents and Chemotherapy detailed the results of the first clinical study investigating the safety and pharmacokinetics of our Vibativ product in children 2 to 17 years of age. The results of the study suggest that a single dose of Vibativ is safe in children, and they experience reduced exposure to Vibativ, compared with the same body weight-based dosing in adults.

In 2025, we announced the availability of the Vibativ 4-Vial Starter Pak through a new supply arrangement with Vizient Inc., making it accessible to their health care providers nationwide.  As the country’s largest provider-driven health care performance improvement company, Vizient serves more than 65% of the nation’s acute care providers, including 97% of academic medical centers and 35% of the non-acute market. Through this agreement, Vizient members now have access to Vibativ’s new 4-vial configuration, which supports flexible treatment initiation in both inpatient and outpatient settings for this potentially life-saving therapy.
Additionally, we announced that Vibativ was added to a national group purchasing agreement with Premier, Inc., in 2025. The product additional allows Premier members to purchase Vibativ, in the 12-vial carton and 4-vial Starter Pak. Premier is a leading health care improvement company, uniting an alliance of approximately 4,350 U.S. hospitals and 325,000 other providers and organizations to transform health care. With integrated data and analytics, collaboratives, supply chain solutions, consulting and other services, Premier enables better care and outcomes at a lower cost. With expanded access, Premier member health care providers now have greater flexibility in ordering Vibativ for both inpatient and outpatient settings.
While we remain focused on promoting Vibativ in the U.S. market, we are building a network of other established companies to bring Vibativ to patients in their countries and territories.
During 2025, Vibativ was supported by our hospital sales division, national accounts group and team of medical science liaison.
Talicia®
Talicia was approved by the FDA for marketing in the U.S. for the treatment of Helicobacter pylori (H. pylori) infection in adults. Talicia is a combination of three approved drug products - omeprazole, a proton pump inhibitor, which prevents the secretion of hydrogen ions increasing the pH of the stomach, plus amoxicillin and rifabutin, antibiotics. It is administered to patients orally in the form of fixed-dose, all-in-one capsules. Talicia is the only all-in-one treatment for H. pylori and is now listed as a first-line therapy option in the 2024 American College of Gastroenterology (ACG) clinical guidelines. The product is patent protected through 2042 and received eight years of U.S. market exclusivity under its Qualified Infectious Disease Product (QIDP) designation.
In 2025, we announced arrangements with RedHill Biopharma Ltd. (“RedHill”) to jointly commercialize Talicia, therefore adding the brand as the newest addition to our commercial product portfolio. We also formed a new company with RedHill named Talicia Holdings, Inc. (“THI”), which holds the worldwide rights and assets associated with the brand. The new company provides operational support with responsibility for the product’s marketing, manufacturing, regulatory, medical and supply chain functions.
Through a co-commercialization agreement, we assumed responsibility for the distribution and sale of Talicia in the U.S. Cumberland records Talicia product sales and equally shares Talicia’s net revenues. We also provide an annual investment to cover certain distribution, marketing and sales costs. Cumberland is responsible for the sales promotion for Talicia through our established field sales division to increase the number of patients benefiting from Talicia.

PIPELINE
Ifetroban Clinical Studies
Ifetroban is a selective thromboxane-prostanoid receptor (“TPr”) antagonist that has been dosed in over 1,400 subjects, demonstrating safety and well-tolerated profiles in both healthy volunteers and various patient populations.
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have two Phase II clinical programs evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new drug applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
In February 2025, we announced positive top-line results from our completed Phase II study (CPI-IFE-007, the FIGHT DMD trial) in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal, genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles. The study enrolled 41 DMD patients who received either low-dose ifetroban (100 mg per day), high-dose ifetroban (300 mg per day), or placebo. High-dose ifetroban treatment resulted in a 3.3% improvement in left ventricular ejection fraction (LVEF) compared to placebo. When compared to propensity-matched natural history controls, the difference was even more pronounced, with high-dose treatment providing a statistically significant 5.4% overall improvement in LVEF (p=0.002), as control patients experienced a 3.6% decline in LVEF. Both doses of ifetroban were well tolerated with no serious drug-related adverse events. All subjects who completed the 12-month treatment period opted into the open-label extension, with long-term follow-up continuing through Month 24 and Month 36 assessments. Ifetroban received Orphan Drug Designation and Rare Pediatric Drug Designation for DMD in November 2024. Fast Track Designation was granted in February 2026. An End-of-Phase 2 meeting was held with FDA in September 2025, and a subsequent Type C meeting was held in January 2026 to continue regulatory pathway discussions.
The Systemic Sclerosis study (CPI-IFE-004) closed to enrollment in February 2025. The diffuse cutaneous SSc cohort met its target enrollment goal of 20 patients who completed the 12-month treatment period. The SSc-associated Pulmonary Arterial Hypertension cohort enrolled 9 of the targeted 14 subjects before study closure. Cardiac imaging analysis is complete, and topline results for the diffuse cutaneous arm are expected by the end of the first quarter of 2026.
The Idiopathic Pulmonary Fibrosis study (CPI-IFE-008, the FIGHTING FIBROSIS trial) is actively enrolling, with over 70 subjects enrolled across 17 activated sites. A safety interim analysis was completed in November 2025 evaluating the first 25% of patients completing 12 weeks of treatment; the independent committee concluded no new safety signals were identified and no changes in study conduct were needed.
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
Based on the results from our completed and ongoing studies, we are pursuing ifetroban registration for DMD-associated cardiomyopathy as our lead indication, with the IPF and SSc programs providing additional potential indications for our first new chemical entity.

GROWTH STRATEGY
Cumberland’s growth strategy involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own rights to seven products approved by the FDA in the United States. We are also building international partnerships to bring our medicines to patients in other countries.
Additionally, we look for opportunities to expand our brands into new patient populations through clinical trials, new product presentations and our support of select, investigator-initiated studies. Meanwhile, our clinical team is developing a pipeline of new product candidates to address poorly met medical needs. We also pursue opportunities to acquire additional marketed brands, and late-stage development product candidates in our target medical specialties.
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
•Building an international contribution to our business. We hold the worldwide rights to all our brands except for Sancuso, as we acquired only the U.S. rights for that product. We are also working with a network of established international partners to register our products and make them available to patients in their countries. We will continue to support our partners’ registration and commercialization efforts in their respective territories. The acquisition of Vibativ resulted in several new international partners and market opportunities with growing approvals of the product in other countries.
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
•Gastroenterology market: We promote Kristalose and Talicia through a dedicated field sales team addressing a targeted group of physicians who are existing and potential large prescribers of the products. Because the market for gastrointestinal diseases is broad in patient scope, yet relatively narrow in physician base, we believe it provides opportunities that can be penetrated with a modest-sized sales force. We also believe that we can increase market share for Kristalose through our co-promotion and marketing initiatives.
•Oncology market: We formed a new oncology sales force to promote our Sancuso brand. This organization targets key oncologists and clinics across the U.S. and is comprised of both inside and field-based sales professionals. We subsequently expanded the sales division as we work to deliver Sancuso to more cancer patients, helping them tolerate their chemotherapy treatments.
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
Our national accounts team is responsible for key large buyers and related marketing programs. We also maintain relationships with our wholesaler customers, third-party payors, group purchasing organizations, pharmacy benefit managers, hospital buying groups, outpatient centers, state and federal government purchasers and health insurance companies.
MATERIAL CUSTOMERS
Our primary customers are wholesale pharmaceutical distributors in the United States. Total revenue by customer for each customer representing 10% or more of consolidated gross revenues are summarized below for the year ended December 31, 2025:

2025
Customer 1	27%
Customer 2	25%
Customer 3	22%

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

International Partner	Product(s)	Territory	Status
Phebra Pty Ltd	Acetadote & Caldolor	Australia	Marketed
D.B. Pharm Korea Co., Ltd.	Caldolor	South Korea	Marketed
R-Pharm JSC	Vibativ	Russia	Marketed
Tabuk Pharmaceuticals	Vibativ	Saudi Arabia and Jordan	Marketed
PiSA Pharmaceutical	Caldolor	Mexico	Approved
SciClone Pharmaceuticals, Inc.	Vibativ	China and Hong Kong	Approved
D.B. Pharm Korea Co., Ltd.	Vaprisol & Vibativ	South Korea	Registration
WinHealth Pharma Group Co.	Acetadote & Caldolor	China and Hong Kong	Development
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
During 2025, we worked to support our existing international partners, conclude unproductive arrangements and identify new companies to represent our products in select additional territories.

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
We continue to strategically review our brands, pipeline and capabilities, as well as our international partners. We believe that it is prudent to continually evaluate our product portfolio, partners and organization to ensure a proper focus and the needed supporting capabilities.
International Partners
D.B. Pharm Korea Co., Ltd. (“D.B. Pharm”) has licensed our Caldolor product for the South Korean market, and they obtained regulatory approval for Caldolor in their country. In 2025, D.B. Pharm continued to purchase supplies of Caldolor and distributed the brand in South Korea. We have also entered into agreements with D.B. Pharm to register and commercialize our Vaprisol and Vibativ brands in their country.
We have executed a license and distribution agreement with WinHealth Pharma Group Co. Limited (“WinHealth”) for our Caldolor and Acetadote brands in China and Hong Kong. Under the terms of the agreement, WinHealth will provide development milestone payments and purchase supplies of the products following their registration in China.
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
In August 2020, we entered into an agreement with WinHealth Investment (Singapore) Ltd. creating WHC Biopharmaceuticals, Pte. Ltd. The joint venture will focus on acquiring, developing, registering and commercializing development stage and commercial stage biopharmaceuticals for China, Hong Kong and other Asian markets.
R-Pharma JSC (“R Pharm”) has licensed our Vibativ product for a territory that includes Russia. R-Pharm is one of the leading multinational pharmaceutical organizations based in Russia. Headquartered in Moscow, R-Pharm focuses on a wide breadth of therapeutic areas in the specialty and hospital care markets. R-Pharm has registered Vibativ in Russia and during 2025, continued to purchase supplies of the product for that market.
SciClone Pharmaceuticals (Holdings) Limited (“SciClone”) has licensed our Vibativ product for sale and distribution in China and several adjacent countries. In early 2025, they obtained approval and began preparations for the launch of Vibativ in their country.

We established distribution for our Vibativ product in the Middle East through a partnership with Tabuk Pharmaceutical Manufacturing Company (“Tabuk”). Through our partnership, Tabuk will introduce the product in Saudi Arabia, Jordan and potentially other countries in the Middle East. In 2025, we supported Tabuk’s launch of Vibativ in Saudi Arabia, as they began to provide the potentially life-saving treatment to patients in their country.
We have entered into an agreement with PiSA Pharmaceutical for the registration and commercialization of Caldolor in Mexico. Under the terms of the agreement, Cumberland is responsible for providing the product dossier and supplies. PiSA is responsible for obtaining regulatory approval for the product in Mexico and introducing it to the new market. In 2025, the product received regulatory approval in Mexico, and preparations for the launch of the product there are now underway.
Poly Co-Promotion Agreement
We entered into a co-promotion arrangement with Poly Pharmaceuticals, Inc. (“Poly”) for our Kristalose product Poly is a privately held U.S. specialty pharmaceutical company that is featuring Kristalose to an expanded number of physicians. Poly’s sales organization is more than doubling the number of nationwide physicians who are reached with the Kristalose brand message.
2R and Foxland Agreements
We have also entered into another co-promotion arrangement related to our Kristalose product. We have agreements with 2R Investments, LLC and with Foxland Pharmaceuticals, Inc. (“Foxland”) to package, distribute and promote an unbranded generic form of our Kristalose product to physician targets that we do not cover.
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
CET also established and manages the Nashville Life Sciences Center, which serves as an incubator for Middle Tennessee’s emerging biomedical industry. The Life Sciences Center provides offices, laboratory space and equipment to early-stage companies looking to develop their technologies and products. We maintain the Cumberland Pharmaceuticals formulation and testing laboratory at the CET Life Sciences Center.
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
•Conducting post-marketing surveillance and safety monitoring; and
•Cross-functional collaboration with research partners.
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
•Evaluating regulatory risk profiles for product acquisitions and maintaining regulatory intelligence to inform strategic planning; and
•Overseeing document control systems, change management and customer complaint processes.
Professional Affairs
Our professional affairs team supports our clinical and regulatory initiatives through:
•Key opinion leader engagement and medical/scientific advisory boards;
•Medical information and scientific communications management;
•Publication planning and execution; and
•Healthcare provider education and support.

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
In February 2025, Vibativ received marketing approval in China through our partner SciClone.
Caldolor Clinical Manuscripts
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
In September 2025, our partner PiSA received marketing authorization in Mexico for IV ibuprofen under the trade name IVIRET, representing further international expansion of this product.

Ifetroban Phase II Studies
We have been evaluating our ifetroban product candidate in a series of clinical studies. We have two Phase II clinical programs evaluating our ifetroban product candidate in 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs and 2) patients with Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Investigational new drug applications have been cleared by the FDA enabling us to launch clinical studies in each of these areas.
In February 2025, we announced positive top-line results from our completed Phase II study (CPI-IFE-007, the FIGHT DMD trial) in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal, genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles. The study enrolled 41 DMD patients who received either low-dose ifetroban (100 mg per day), high-dose ifetroban (300 mg per day), or placebo. High-dose ifetroban treatment resulted in a 3.3% improvement in left ventricular ejection fraction (LVEF) compared to placebo. When compared to propensity-matched natural history controls, the difference was even more pronounced, with high-dose treatment providing a statistically significant 5.4% overall improvement in LVEF (p=0.002), as control patients experienced a 3.6% decline in LVEF. Both doses of ifetroban were well tolerated with no serious drug-related adverse events. All subjects who completed the 12-month treatment period opted into the open-label extension, with long-term follow-up continuing through Month 24 and Month 36 assessments. Ifetroban received Orphan Drug Designation and Rare Pediatric Drug Designation for DMD in November 2024. Fast Track Designation was granted in February 2026. An End-of-Phase 2 meeting was held with FDA in September 2025, and a subsequent Type C meeting was held in January 2026 to continue regulatory pathway discussions.
The Systemic Sclerosis study (CPI-IFE-004) closed to enrollment in February 2025 and topline results for the diffuse cutaneous arm are expected by the end of the first quarter of 2026.
The Idiopathic Pulmonary Fibrosis study (CPI-IFE-008, the FIGHTING FIBROSIS trial) is actively enrolling, with over 70 subjects enrolled across 17 activated sites. A safety interim analysis was completed in November 2025 evaluating the first 25% of patients completing 12 weeks of treatment; the independent committee concluded no new safety signals were identified and no changes in study conduct were needed.
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
Additional Testing Program
Cumberland entered into a non-clinical evaluation agreement to test one of our products bacterial strains and subsequently, in vivo animal models utilizing the preclinical services program funded by the Division of Microbiology and Infectious Diseases, which is part of the National Institute of Allergy and Infectious Diseases, an institute of the National Institutes of Health, which is part of the Department of Health and Human Services, an agency of the U.S. government. The results of this testing program were published in July 2024 in Antimicrobial Agents and Chemotherapy, demonstrating rapid in vitro activity of telavancin against Bacillus anthracis and in vivo protection against inhalation anthrax infection in the rabbit model.

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
Acetadote®
We have an agreement with one manufacturer, who provided commercial supplies of Acetadote in 2025. We did encounter a shortage of Acetadote in 2025 due to delays in the manufacture, serialization and delivery of orders from our supplier.
Caldolor®
We have agreements with multiple manufacturers for the supply of Caldolor and during 2025, we obtained commercial supplies from three of these manufacturers for our international and domestic Caldolor requirements.
Kristalose®
We have an agreement for the purchase of Kristalose active pharmaceutical ingredient (“API”) with an international supplier. We also had manufacturing arrangements with a packager who provided finished supplies of the product for commercial and sampling purposes during 2025.

Sancuso®
As part of the acquisition of Sancuso, we obtained an initial supply of finished goods inventory. The agreement with the manufacturer of Sancuso was assigned to us and there were additional goods supplied to us during 2022. The production was moved to one of the manufacturer’s other facilities. During 2022, that new facility was approved by the FDA to manufacture and supply Sancuso. We received supplies of the product from the new facility in 2023. We continued to receive supplies of the Cumberland-packaged product during 2024.
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
Vibativ®
Through our acquisition of Vibativ, we obtained a multi-year supply of raw material, work in process and finished goods inventory. As a result of the agreement, we are now responsible for the future manufacturing of the product. We completed the transfer of the product’s manufacturing activities to a new supplier and received FDA approval for that facility. During 2024, we launched a new, smaller package for our Vibativ product. This additional presentation is designed to overcome a barrier at smaller hospitals and infusion centers that use less of the product at a time, allowing them to better manage their costs and the workflow associated with the product. Our contract manufacturer for Vibativ continued to provide supplies of the product in 2025.
Distribution
Like many pharmaceutical companies, we engage a third-party with appropriate facilities and logistical expertise to support the U.S. distribution of our products. In 2025, Cardinal Health Specialty Solutions exclusively handled our U.S. product logistics activities, including warehousing, shipping, and various other customer activities. Our primary customers are the wholesalers of pharmaceuticals who provide our products to hospitals, clinics and retail pharmacies in the U.S.
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
On March 19, 2013, the USPTO issued U.S. Patent number 8,399,445 (the “445 Acetadote Patent”) which expired in August 2025.
On June 10, 2013, we became aware of a Paragraph IV certification notice from Akorn, Inc. challenging the 445 Acetadote Patent and the 356 Acetadote Patent on the basis of non-infringement. On July 12, 2013, we filed a lawsuit for infringement of the 356 Acetadote Patent against Akorn, Inc. in United States District Court.
On February 18, 2014, the USPTO issued U.S. Patent number 8,653,061 (the “061 Acetadote Patent”) which expired in August 2025.
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

On December 11, 2014 and March 3, 2015, we became aware of Paragraph IV certification notices from Aurobindo Pharma Limited and Zydus Pharmaceuticals (USA) Inc., respectively, challenging the 356, 445, and 738 Acetadote Patents on the basis of non-infringement.
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
On November 3, 2017, we became aware of a Paragraph IV certification notice from Exela Pharma Sciences, LLC challenging the 356, 445, 738 and 028 Acetadote Patents on the basis of non-infringement.
On February 3, 2026, we became aware of a Paragraph IV certification notice from Avet Pharmaceuticals Inc. challenging the 738 and 028 Acetadote Patents on the basis of non-infringement and/or invalidity.
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
On November 7, 2023, the USPTO issued U.S. Patent number 11,806,400 (the “400 Caldolor Patent”) which is assigned to us. The claims of the 400 Caldolor Patent include composition and methods of treating pain and fever using intravenous ibuprofen. Following its issuance, the 400 Caldolor Patent was listed in the FDA Orange Book and is scheduled to expire in March 2032. We also have an additional patent application related to Caldolor pending with the USPTO.
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
Talicia®
Seven Talicia patents are listed in the FDA Orange Book, the last of which is scheduled to expire in May 2042.  Six of the listed patents include claims that encompass the Talicia drug product.  Talicia received eight years of U.S. market exclusivity under its Qualified Infectious Disease Product designation, which is scheduled to expire in November 2027.
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
•product access in the changing healthcare marketplace through contracting and partnerships;
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
Our products face competition from other branded products, generics and alternate medical treatments. Our task is to position each brand to feature its competitive advantages, implement a well thought out marketing plan and provide focused sales, field-based medical and other tactical support.
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
We are aware of other product candidates in development to treat acute pain, including injectable NSAIDs, novel opioids, new formulations of existing therapies and extended-release anesthetics. We believe non-narcotic analgesics for the treatment of post-surgical pain are the primary potential competitors to Caldolor.
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
While there are no other transdermal products available to treat CINV, there is a large number of generic and branded oral products as well as a limited number of injectables. Cumberland considers the oral branded products to be the most important competition including Akynzeo® (manufactured by Helsinn Therapeutics); Emend® Oral (manufactured by Merck); Varubi® (branded NK1 receptor antagonist sold by Tesaro Inc. a division of GSK); Zuplenz® (a branded version of Ondansetron marketed by Par Pharmaceuticals, Inc.) and Kytril® (a branded version of injectable granisetron hydrochloride manufactured by Roche Pharmaceuticals Inc.).

Talicia®
Talicia is a unique three-drug combination of omeprazole, a proton pump inhibitor, amoxicillin, a penicillin -class antibacterial, and rifabutin, a rifamycin antibacterial indicated for the treatment of H. pylori in adults. All three drugs are contained in each capsule. Talicia is administrated by four (4) capsules three times per day with food for 14 days.
The primary competition consists of a variety of regimens including dual, triple, and quadruple therapy combinations of antibiotics and acid reducers. Most of these regimens require multiple prescriptions, copays, and dosing schedules, and all constituents are generic, with the acid reducer often being a separate OTC. Branded, prepackaged combination products includes Voquezna® Triple Pak® (vonoprozan/amoxicillin/clarithromycin) and Voquezna Dual Pak® manufactured and sold by Phathom Pharmaceuticals.
Antibiotic resistance and patient compliance are the biggest challenges to eradicating H. pylori. Talicia has zero to minimal resistance to its two antimicrobial components and does not contain clarithromycin. Its all-in-one formulation supports patient compliance as it only requires one prescription and one bottle of medication. Talicia is also listed as a first-line empiric treatment option for H. pylori in the 2024 American College of Gastroenterology Guidelines.
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
The major generic competitors are vancomycin, linezolid and daptomycin. Vancomycin is by far the most widely used agent. Newer, branded agents are also available, including:
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
Under policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA (currently PDUFA VII - effective October 1, 2022), the FDA has a target timeline of 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by two months to address deficiencies, or by three months if the FDA requests or if the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission at any time during the review clock period. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable and meet all regulations, the FDA will issue an approval letter. Priority review is reserved for drugs that represent a “significant improvement in safety or efficacy” over existing treatments. The FDA endeavors to complete priority reviews in six months.
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
FDA awards rare pediatric disease PRVs to sponsors of rare pediatric disease products that are approved and meet certain criteria. Prior to submitting a marketing application for its drug, a sponsor that plans to request a rare pediatric disease PRV may request rare pediatric disease designation. On November 6, 2024, the FDA granted Rare Pediatric Disease Designation to Ifetroban for the treatment of cardiomyopathy associated with Duchenne muscular dystrophy.

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
EMPLOYEES
As of December 31, 2025, we had 93 employees. We believe that our future will depend in part on our continued ability to attract, hire, and retain qualified personnel, including hospital oncology and field sales personnel in particular. To that end, we work with qualified search firms to identify talent, we measure and adjust compensation levels to remain competitive and we work closely with team members to support their success.

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

RISKS RELATED TO OUR BUSINESS
Global and national economic conditions and events, including, but not limited to increased inflation, changes in interest rates, tariffs, supply chain disruptions, labor conditions, pandemics and public health crises and international conflicts, could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
Our business and results of operations could be adversely affected by changes in global or national economic conditions. These conditions include, but are not limited to, increased inflation, changes in interest rates, tariffs, supply chain disruptions, labor conditions, significant natural disasters (including as a result of climate change), the negative impacts from pandemics and public health crises (such as the COVID-19 pandemic) and the negative impacts resulting from political and military conflict, trade and other international disputes (including the conflict between Russia and Ukraine and conflicts and instability in the Middle East and Venezuela). These conditions have had a significant adverse impact on economic and market conditions around the world, including the United States. While the economic impact brought by, and the duration of, such global events is difficult to assess or predict, such events could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn.
Inflation rates have fluctuated in recent periods. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In response to inflationary pressures, the Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to the increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in 2024 and 2025, it could raise the federal funds rate in the future impacting interest rates in the credit markets and the possibility of slowing economic growth. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, ongoing international conflicts and employee availability and wage increases.
The United States and other countries have recently begun imposing new tariffs on international trade. While pharmaceuticals have been largely exempt from these recently imposed U.S. tariffs, such exemptions may be removed in the future, which could have a material adverse effect on our business.

An adverse development regarding our products could have a material and adverse impact on our future revenues and profitability.
Our product portfolio currently includes seven brands: Acetadote, Caldolor, Kristalose, Sancuso, Vaprisol, Vibativ and Talicia. A product contamination or other safety or regulatory issues, such as a failure to meet certain FDA reporting requirements involving our products, could negatively impact us and possibly lead to a product recall. In addition, changes impacting any of our products in areas such as competition, lack of market acceptance or demand, government regulation, intellectual property, reimbursement and manufacturing could have an adverse impact on our future revenues and profitability including:
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
Kristalose: The active pharmaceutical ingredient for Kristalose is manufactured at a single facility through a complex process. It would be particularly difficult to find a new manufacturer of the Kristalose active pharmaceutical ingredient on an expedited basis. We have a manufacturing relationship with one packager who has provided finished supplies of Kristalose for commercial and sampling purposes since 2022. If the manufacturing or packaging facilities are unable to produce usable or marketable inventory in sufficient quantities, in the agreed upon time period, we could suffer an inability to meet demand for Kristalose.
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
Talicia: The supply of Talicia is complex. The product’s manufacture and supply is overseen by Talicia Holding, Inc., who delivers the product to our warehouse facilities.

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
We have added seven products to our portfolio of brands through acquisitions. Our business strategy is to continue to acquire rights to FDA-approved products as well as pharmaceutical product candidates in the late stages of development. We do not plan to conduct basic research or preclinical product development, except to the extent of our investment in CET. As compared to large multi-national pharmaceutical companies, we have limited resources to acquire third-party products, businesses and technologies and integrate them into our current infrastructure. Many acquisition opportunities involve competition among several potential purchasers including large multi-national pharmaceutical companies and other competitors that have access to greater financial resources than we do. With future acquisitions, we may face financial and operational risks and uncertainties. We may not be able to engage in future product acquisitions, and those we do complete may not be beneficial to us in the long term.
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
As of December 31, 2025, we had 93 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.
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
•greater scrutiny in advertising and promotion; and
•the development and introduction of competitive products into the market.

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
In previous years, legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Through Executive Order, “ Lowering Drug Pricing By Once Again Putting Americans First,” the Trump Administration instructed the Secretary of Health and Human Services to take steps to streamline and improve the Importation Program under Section 804 of the Federal Food, Drug and Cosmetic Act to ease the State approval process. Such legislation, or similar regulatory changes, if enacted, could increase competition and decrease the price we receive for any approved products which, in turn, could materially and adversely affect our operating results and our overall financial condition.
Legislative and regulatory changes affecting pricing of pharmaceutical products could materially and adversely affect our operating results and our overall financial condition.
The Federal government appears likely to continue efforts to lower the price of pharmaceutical products. The Trump Administration’s April 15, 2025 “Lowering Drug Pricing By Once Again Putting Americans First,” instructed Federal agencies to take several steps intended to lower the price of prescription drugs, including directing the Secretary of Health and Human Services to implement rulemaking for implementation of a payment model to improve the ability of the Medicare program to obtain better value for high-cost prescription drugs and biologicals covered by Medicare; and directing the OMB Director, the Assistant to the President for Domestic Policy, and the Assistant to the President for Economic Policy to coordinate with the Secretary for Health and Human Services to provide recommendations on how best to ensure that drug manufacturers pay accurate Medicaid drug rebates, promote innovation in Medicaid drug payment methodologies, link payments for drugs to value, and support States in ongoing drug spending.

In addition, following up on a May 12, 2025 Executive Order, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” in October 2025, the Trump Administration launched TrumpRx.com, a government-operated website intended to provide opportunities for patients to purchase certain drugs from participating manufacturers at discounted prices. The One Big Beautiful Bill Act (“OBBBA”) signed July 4, 2025 also included provisions designed to lower the price of drugs by requiring most-favored-nation pricing to match the lower price of international drugs in some cases.
These changes related to the costs and reimbursement of pharmaceutical products continue to be dynamic and it is difficult to accurately predict the nature of final legislative and regulatory pricing initiatives. It is possible that policy changes governing drug pricing could materially and adversely affect our operating results and our overall financial condition.
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
We must comply with healthcare fraud and abuse laws and regulations.
We are subject to Federal laws intended to combat fraud and waste such as the Anti-Kickback Statute, False Claims Act, and Medicare and Medicaid laws and regulations. Many states have analogous laws which may be broader than their Federal counterparts, including state licensure laws, fraud and abuse laws, and Medicaid requirements. Compliance with these regulatory requirements can increase operating costs, and thereby adversely affect our financial performance. Also, the life science industry is heavily regulated and the governing laws and regulations are often ambiguous and subject to significant enforcement agency direction in pursuing alleged violations, which makes certainty of compliance challenging. Our failure to comply with health care fraud and abuse laws and regulations could adversely affect our financial performance and operations.
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
We may be subject to laws and regulations governing our use of Artificial Intelligence.
The use of Artificial Intelligence (“AI”) in health care, and particularly the drug development process, continues to increase and evolve. While there currently is no Federal law governing the use of AI in health care or otherwise, several states and Federal agencies use existing regulations to govern the use of AI and enforce related privacy violations, and it is possible that governing legislation and regulations may be forthcoming given that President Trump has issued multiple AI-related Executive Orders, including an AI Action Plan on July 23, 2025 through Executive Order, “Promoting the Export of the American AI Technology Stock,” and a December 11, 2025 Executive Order, “Ensuring a National Policy Framework for Artificial Intelligence.”
The FDA has indicated its intention to regulate the use of AI by drug manufacturers through multiple announcements, including its January 2025 draft guidance “Considerations for the Use of Artificial Intelligence to Support Regulatory Decision-Making for Drug and Biological Products,” and its January 2026 “Guiding Principles of Good AI Practice in Drug Development,” which establishes ten (10) high-level guiding principles concerning future use and regulation of AI by pharmaceutical manufacturers.
As with privacy and security laws, we cannot predict the ultimate result of proposals to govern and regulate AI and any related enforcement actions, or the potential costs any compliance obligations may have on us. Violation of any applicable AI-related laws or regulations could have a material adverse effect on our business, financial condition and operating results.

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
Our total assets include intangible assets related to our acquisitions. As of December 31, 2025, intangible assets relating to products, which are being amortized, represented approximately 18% of our total assets. We may never realize the value of these assets. U.S. Generally Accepted Accounting Principles ("GAAP") require that we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the asset may no longer be recoverable, in which case we would write down the value of the asset and take a corresponding charge to earnings. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our results of operations.
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
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing.We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing additional drug products, we may incur losses if our drug products do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.
Our officers, directors, and principal shareholders, acting as a group, could significantly influence corporate actions.
As of December 31, 2025, our officers and directors control approximately 42.1% of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
The market price of our common stock may decline below current levels. In addition, the market price of our common stock is likely to be highly volatile and may fluctuate substantially. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.
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
Our general business strategy may be adversely affected by unpredictable and unstable market conditions. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical developments plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficult economic circumstances, which would directly affect our ability to attain our operating goals on schedule and on budget. The equity and lending markets have been and will most likely continue to be negatively impacted for an unknown period of time due to global events.
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
Some provisions of our fourth amended and restated charter, bylaws and Tennessee law may inhibit potential acquisition bids that you may consider favorable.
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
These and other provisions contained in our fourth amended and restated charter and bylaws could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of shareholders to remove our current management or approve transactions that our shareholders may deem to be in their best interests and, therefore, could adversely affect the price of our common stock.
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

DEBT-RELATED RISKS
Our Revolving Credit Agreement imposes restrictive and financial covenants on us. Our failure to comply with these covenants could trigger events that would have a material adverse effect on our business.
Our Revolving Credit Agreement contains covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. Additionally, our Revolving Credit Agreement contains financial covenants that, for example, require us to maintain certain financial ratios which are measured at the end of each fiscal quarter.
Our Revolving Credit Agreement contains specified quarterly financial maintenance covenants. As of December 31, 2025, we were in compliance with Minimum Fixed Charge Coverage Ratio financial covenant, along with the Borrowing Base Requirements of the Revolving Credit Agreement and associated amendments. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Revolving Credit Agreement in the future.
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
Our revolving credit facility bears interest based on variable interest. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2025, we did not have any outstanding interest rate swap contracts.

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
Item 2. Properties.
As of December 31, 2025, we leased approximately 16,903 rentable square feet of space at the Broadwest development in Nashville, Tennessee for our corporate headquarters. The lease commencement date occurred in October 2022 with a term of 157 months leased through November 2035. We believe these facilities are adequate to meet our current needs for office space. Manufacturing, packaging or warehousing services are provided to us through contracts with third-party organizations.
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
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, no par value, has been traded on the Nasdaq Global Select Market since August 11, 2009 under the symbol “CPIX.” As of March 4, 2026, we had 87 shareholders of record of our common stock. This excludes shareholders whose shares are held by brokers and other institutions on behalf of shareholders. The closing price of our common stock on the Nasdaq Global Select Market on March 4, 2026 was $3.67 per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock. Any future decision to declare or pay dividends will be at the sole discretion of our Board of Directors.

Performance Graph
The stock performance graph below illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2020, to the Nasdaq Composite and a composite of eight Nasdaq Pharmaceutical and Specialty Pharmaceutical Stocks which most closely compare to our Company - Avadel Pharmaceuticals plc, Eagle Pharmaceuticals, Inc., Assertio Holdings, Inc., HLS Therapeutics Inc., EyePoint Pharmaceuticals, Inc., Eton Pharmaceuticals, Inc., Theratechnologies Inc. and Talphera, Inc. The graph assumes an initial investment of $100 on December 31, 2020, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Peer Composite
CPIX
NASDAQ Composite

Purchases of Equity Securities
The Company currently has a share repurchase program to repurchase up to $10.0 million of our common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. In January 2019, the Company’s Board of Directors established the current $10.0 million repurchase program to replace the prior authorizations. We repurchased 58,947 and 339,200 shares of common stock for approximately $0.3 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively. There was no repurchase activity during the fourth quarter of 2025.

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
Our commercial portfolio includes seven branded products approved for marketing by the FDA. In addition to these commercial brands, we have Phase II clinical programs underway evaluating our ifetroban product candidate for patients with 1) Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by fibrosis of the skin and internal organs and 2) Idiopathic Pulmonary Fibrosis, the most common form of progressive fibrosing interstitial lung disease. Additionally, we recently completed a Phase II study in patients with cardiomyopathy associated with Duchenne muscular dystrophy, a rare, fatal, genetic neuromuscular disease that results in deterioration of the skeletal, heart and lung muscles. Next steps include meeting with the FDA to determine next steps associated with the product’s development and commercialization.
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

2025 Highlights
Listed below are our Company’s 2025 highlights. For more information, please see Part I, Item 1, Business of this Form 10-K.
•Progressed our clinical development programs for ifetroban announcing breakthrough top-line study results from our Duchenne muscular dystrophy (DMD) study and presented them at two national DMD conferences.
•Expanded our commercial portfolio adding Talicia®, an FDA-approved therapy for the treatment of Helicobacter pylori infection, strengthening our gastroenterology franchise and further diversifying our base of marketed products.
•Announced the publication of a peer-reviewed manuscript evaluating Caldolor® (ibuprofen) injection in older adult patients, demonstrating that Caldolor provided effective pain control with a favorable safety profile and was associated with reduced opioid use in the post-operative setting. The findings further support Caldolor’s role as a non-opioid option for pain management.
•Achieved an important reimbursement milestone for Caldolor®, with a CMS issued J-code associated with an established reimbursement price, strengthening its billing pathway and supporting broader hospital adoption.
•Continued to advance and expand Vibativ® internationally, receiving regulatory approval in China and launching the product in Saudi Arabia, extending access to this important antibiotic in global markets.
•Received regulatory approval for our ibuprofen product in Mexico, further expanding the product’s international footprint and supporting access to treatment for patients in Latin America.
•Expanded U.S. market access for Vibativ® through new national group purchasing agreements, including contracts with Premier, Inc. and Vizient, improving availability across hospital systems and strengthening the product’s commercial positioning in acute care settings.

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
Our revenue is derived primarily from the product sales of our FDA approved pharmaceutical brands. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Payment terms typically range from 30 to 60 days from date of shipment. Our net product revenue reflects the reduction from gross product revenue for estimated allowances for chargebacks, and discounts and reflects sales related accruals for rebates, coupons, product returns, and certain administrative and service fees. Significant judgments must be made in determining the transaction price for our sales of products related to these adjustments. Other revenue, which is a component of net revenues, includes non-refundable upfront payments and milestone payments under licensing agreements, contract services, grant funding programs and rental income. Other revenue was approximately 9.3% of net revenues in 2025 and 3.5% in 2024.
Our financial statements reflect accounts receivable allowances of $0.9 million and $1.1 million at December 31, 2025 and 2024, respectively, for chargebacks and early pay discounts for products.

The following table reflects our sales-related accrual activity for the periods indicated below:

	2025	2024

Balance, January 1	$7,834,211	$7,579,783
Current provision	17,917,675	20,235,610
Actual product returns and credits issued	(17,977,807)	(19,981,182)
Balance, December 31	$7,774,079	$7,834,211

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
The allowances for chargebacks and accruals for rebates and product returns are the most significant estimates used in the recognition of our revenue from product sales. Of the accounts receivable allowances and our sales related accruals, our accrual for product returns and rebates represents the majority of the balance. Sales related accrued liabilities for rebates, product returns, service fees, and administrative fees totaled $7.8 million each as of December 31, 2025 and 2024. Of these amounts, our estimated liability for fee for services represented $1.8 million and $1.5 million, respectively, while our accrual for product returns totaled $3.0 million and $2.7 million, respectively. If the actual amount of cash discounts, chargebacks, rebates, and product returns differs from the amounts estimated by management, material differences may result from the amount of our revenue recognized from product sales. A change in our rebate estimate of one percentage point would have impacted net sales by approximately $0.6 million for the years ended December 31, 2025 and 2024. A change in our product return estimate of one percentage point would have impacted net sales by $0.4 million for the years ended December 31, 2025 and 2024.
Inventories
We record amounts for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about remaining shelf life, future demand and market conditions. The estimated inventory obsolescence amounts are calculated based upon specific review of the inventory expiration dates and the quantity on-hand at December 31, 2025, in comparison to our expected inventory usage. The amount of actual inventory obsolescence and unmarketable inventory could differ (either higher or lower) in the near term from the estimated amounts. Changes in our estimates would be recorded in our statement of operations in the period of the change.
Non-current inventories consist of active pharmaceutical ingredients which typically have an extended life and selected finished good products with an extended life longer than one year.

Income Taxes
We provide for deferred taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our principal differences are related to the timing of deductibility of certain items such as depreciation, amortization and expense for options issued to non-employees. Deferred tax assets and liabilities are measured using management’s estimate of tax rates expected to apply to taxable income in the years in which management believes those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our results of operations in the period that includes the enactment date.
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

RESULTS OF OPERATIONS
Year ended December 31, 2025 compared to year ended December 31, 2024
The following table presents the statements of operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024	Change
Net revenues	$44,521,431	$37,867,945	$6,653,486
Costs and expenses:
Cost of products sold	6,667,207	6,585,972	81,235
Selling and marketing	19,098,153	17,023,023	2,075,130
Research and development	5,566,498	4,816,206	750,292
General and administrative	11,946,909	11,126,901	820,008
Amortization and impairment	4,034,657	4,748,252	(713,595)
Total costs and expenses	47,313,424	44,300,354	3,013,070
Operating loss	(2,791,993)	(6,432,409)	3,640,416
Interest income	476,748	334,444	142,304
Other income - gain on insurance proceeds	—	237,089	(237,089)
Interest expense	(495,990)	(605,508)	109,518
Loss before income taxes	(2,811,235)	(6,466,384)	3,655,149
Income tax (expense) benefit	(40,256)	22,669	(62,925)
Equity in loss of investee	(13,220)	—	(13,220)
Net loss	$(2,864,711)	$(6,443,715)	$3,579,004
The following table summarizes net revenues for the years presented:

	Years ended December 31,
	2025	2024	Change
Products:
Sancuso	$11,907,141	$9,005,129	$2,902,012
Kristalose	10,542,793	15,315,259	(4,772,466)
Vibativ	9,484,874	7,160,125	2,324,749
Caldolor	4,659,457	4,959,385	(299,928)
Talicia	3,311,235	—	3,311,235
Acetadote	508,169	185,182	322,987
Vaprisol	(18,346)	(174,538)	156,192
RediTrex	11,391	90,237	(78,846)
Omeclamox	(10,436)	(3,075)	(7,361)
Other	4,125,153	1,330,241	2,794,912
Total net revenues	$44,521,431	$37,867,945	$6,653,486
Net revenues. Net revenues for the year ended December 31, 2025, were approximately $44.5 million compared to $37.9 million for the year ended December 31, 2024. As detailed in the table above, the increase in net revenues was due to the growth in sales during 2025 for four marketed products: Sancuso, Vibativ, Talicia and Acetadote.

Sancuso revenue was $11.9 million compared to $9.0 million in the prior year, an increase of $2.9 million or 32.2% for the year ended December 31, 2025. This increase in net revenue was primarily impacted by increased shipments, as well as improvement in product returns in 2025.
Vibativ revenue increased to $9.5 million for the year ended December 31, 2025, compared to $7.2 million in the same prior year period. The increase was the result of increased shipments of the product, including the product’s new 4-Pak presentation.
Talicia revenue was $3.3 million for the year ended December 31, 2025. Talicia is a new product added in the fourth quarter of 2025 resulting from our co-commercialization agreement associated with the product.
Kristalose revenue was $10.5 million for the year ended December 31, 2025, compared to $15.3 million for the year ended December 31, 2024, primarily as a result of decreased shipments of the product associated with increased generic substitution. In fourth quarter of 2025, we introduced our crystalline lactulose Authorized Generic product with initial distribution.
Caldolor revenue was $4.7 million during the year ended December 31, 2025, compared to $5.0 million in the same period last year. This decrease in Caldolor revenue for the year ended December 31, 2025, was impacted by a delay in fulfilling an international order.
There was no Vaprisol revenue for the year ended December 31, 2025, as Cumberland is currently out of commercial inventory of the product. Net revenue was negatively impacted by various sales deduction adjustments.
Acetadote revenue included net sales of our branded product and our share of net sales from our Authorized Generic. For the year ended December 31, 2025, the Acetadote net revenue was $0.5 million, as compared to $0.2 million from the prior year period. This increase resulted primarily higher sales for our Authorized Generic.
We discontinued the product Omeclamox-Pak in 2025. Net revenue was positively impacted by various sales deduction adjustments.
Other Revenue. Other revenue was $4.1 million for the year ended December 31, 2025, an increase of $2.8 million compared to the year ended December 31, 2024, primarily due to milestone payments recorded of $3.1 million in payments from our international partners.
Cost of products sold. Cost of products sold for the year ended December 31, 2025 and 2024, was $6.7 million and $6.6 million remaining consistent year over year. The gross margin for the years ended December 31, 2025 and 2024, were 85.0% and 82.6%, respectively.
Selling and marketing. Selling and marketing expense for the year ended December 31, 2025, was $19.1 million compared to $17.0 million in the prior year, which was an increase of $2.1 million. This increase was primarily a result of an increase in royalty expenses and other costs associated with the increase in product sales.

Research and development. Research and development costs for the year ended December 31, 2025, were $5.6 million, compared to $4.8 million in the prior year, representing an increase of $0.8 million due primarily to increased FDA fees and manufacturing costs. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs. We continue to fund our ongoing clinical initiatives associated with our pipeline products.
The following table shows the primary components of our research and development expenses for the years ended December 31:

	2025	2024
External research and development expenses
Clinical development	$1,782,600	$1,454,584
Regulatory expenses	1,523,868	1,092,691
Other external	62,419	53,037
Total external expenses	3,368,887	2,600,312
Internal research and development expenses
Personnel costs	1,997,309	2,014,389
Other internal	200,302	201,505
Total internal expenses	2,197,611	2,215,894
Total research and development expenses	$5,566,498	$4,816,206
General and administrative. General and administrative expenses for the year ended December 31, 2025, were $11.9 million compared to $11.1 million in the prior year. The increase was due to higher compensation expenses.
Amortization. Amortization expense represent the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for 2025 totaled approximately $4.0 million which is a decrease of $0.7 million compared to the same prior year period primarily attributable to an additional amortization expense in 2024 related to the reduction in the valuation of the Acetadote assets.
Income taxes. Income taxes expense was $40,256 for the year ended December 31, 2025, compared to a $22,669 tax benefit for the year ended December 31, 2024.
Other income (loss). For the year ended December 31, 2025, we recorded a slight loss on the investment related to THI based on the operating results of that company and our 30% ownership position. For the year ended December 31, 2024, we recognized a gain of $0.2 million for a payout earned on a company owned insurance policy.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Years ended December 31,
	2025	2024
Net revenue (1)	$12,474,564	$7,161,413
Cost of products sold (2)	1,557,617	1,829,824
Royalty and operating expenses	3,333,416	1,754,411
Vibativ contribution	$7,583,531	$3,577,178
(1) 2025 net revenue includes a $2,975,000 milestone payment and $14,690 for other product related revenue.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Years ended December 31,
	2025	2024
Net revenue	$11,907,141	$9,005,132
Cost of products sold (1)	600,663	856,608
Royalty and operating expenses	4,080,157	3,777,160
Sancuso contribution	$7,226,321	$4,371,364
(1) The Sancuso inventory included in the costs of product sold was acquired and paid for by Cumberland as part of the acquisition of the brand during 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flows provided by our operations, the amounts borrowed and available under our line of credit and the cash proceeds from our initial public offering of common stock that was completed in August 2009 and the cash proceeds from utilizing our ATM program in February 2025. We believe that our internally generated cash flows, existing working capital and our line of credit will be adequate to finance internal growth, finance business development initiatives, and fund capital expenditures for the foreseeable future.
At December 31, 2025 and December 31, 2024, all our investments had original maturities of less than ninety days and as a result were classified as cash equivalents.
The following table summarizes our liquidity and working capital as of the years ended December 31:

	2025	2024

Cash and cash equivalents	$11,444,693	$17,964,184
Total cash and cash equivalents	$11,444,693	$17,964,184

Working capital (current assets less current liabilities)	$315,348	$4,830,429
Current ratio (multiple of current assets to current liabilities)	1.0	1.2

Revolving line of credit availability	$9,759,267	$4,723,830
The following table summarizes our net changes in cash and cash equivalents for the years ended December 31:

	2025	2024

Cash provided by (used in):
Operating activities	$4,932,522	$(612,186)
Investing activities	(4,706,497)	57,842
Financing activities	(6,745,516)	196,904
Net decrease in cash and cash equivalents	$(6,519,491)	$(357,440)
The net $6.5 million decrease in cash and cash equivalents for the year ended December 31, 2025, was attributable to cash used in financing and investing activities offset by cash provided by operating activities.
Cash used in investing activities of $4.7 million is primarily due to the $2.0 million investment in Talicia and the $2.5 million payments related to the Kindos project.
Cash used in financing activities of $6.7 million was primarily due to $10.0 million payments on our line of credit, payments of $1.7 million of contingent consideration for Vibativ and Sancuso, $0.3 million in cash used to repurchase shares of our common stock, partially offset by $5.3 million proceeds from the ATM offering.
Cash provided by operating activities of $4.9 million was primarily driven by a $6.7 million increase in accounts payable and other current liabilities, a $0.5 million increase in other long‑term liabilities, and a $1.1 million non‑cash add‑back adjustment to net loss. These major sources of cash inflow were partially offset by a $5.2 million increase in accounts receivable and a $0.2 million increase in other current assets and other assets.
As noted above, we continue to repurchase shares of our common stock, as discussed in Part II, Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", of this Form 10-K. With the ATM offering in February 2025, the repurchase of our common stock ceased in January 2025.

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
On February 5, 2025, the Company utilized the Sales Agreement with H. C. Wainwright and sold 1,000,000 shares of Cumberland’s common shares under the ATM program. These shares sold at a volume weighted average price of $5.4688 per share for aggregate gross proceeds of $5,468,800.
On February 14, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable in the ATM program under the Sales Agreement with H.C. Wainwright for to up to $10 million and filed a prospectus supplement under the Sales Agreement for that aggregate offering amount.
Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit was up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It had a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus a spread of 2.75%. Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
On May 6, 2024, the Company entered into the First Amendment to the Loan Agreement which provided an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to the lessor of (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
On November 18, 2025, the Company entered into the First Amendment to the Revolving Credit Note and Second Amendment to the Credit Loan Agreement. The Amendment provides for a principal available for borrowing of up to $15 million. The Company has the right to request an increase of up to an additional $10 million. The aggregate principal funding amount remains unchanged of up to $25 million. The Company is subject to a financial covenant, maintenance of a Minimum Fixed Charge Coverage Ratio determined on a quarterly basis, along with Borrowing Base Requirements, as defined. The Amendment extends the maturity date to October 1, 2027.
Minimum Product Purchase Requirements
Our manufacturing and supply agreements do not require minimum annual purchase obligations.

Contractual cash obligations
The following table summarizes our contractual cash obligations as of December 31, 2025:

		Payments Due by Year
Contractual obligations(1)	Total	2026	2027	2028	2029	2030 and after

Line of credit(2)	$5,240,733	$—	$5,240,733	$—	$—	$—
Estimated interest on debt (2)	607,597	347,198	260,399	—	—	—
Vibativ contingent consideration liability payments (3)	3,630,598	774,215	550,857	520,534	517,591	1,267,401
Sancuso contingent consideration liability payments (4)	1,273,000	413,181	336,415	206,788	189,214	127,402
Other investment liability(5)	2,000,000	2,000,000	—	—	—	—
Talicia co-commercialization(6)	10,000,000	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000
Operating leases(7)	7,432,282	909,910	934,180	740,791	650,766	4,196,635
Total (1)	$30,184,210	$6,444,504	$9,322,584	$3,468,113	$3,357,571	$7,591,438
1.The sum of the individual amounts may not agree due to rounding.
2.The line of credit payments represent the estimated unused line of credit payments and the amount due at maturity. The estimated interest on debt represents the interest on the principal outstanding on the line of credit. These amounts are based on the $5.2 million line of credit assuming the current $5.2 million balance outstanding on December 31, 2025 is consistently outstanding through maturity of October 2027. Interest and unused line of credit payments are due and payable quarterly in arrears.
3.The contingent consideration liability represents the fair value of the royalty payments of up to 5% of future net sales as part of the Vibativ acquisition.
4.The contingent consideration liability represents the fair value of the royalty payments of up to 10% of future net sales as part of the Sancuso acquisition.
5.The other investment liability represents the remaining amount due to THI.
6.Talicia co-commercialization represents the obligation of up to $2 million for distributing, marketing and sales related costs.
7.The Broadwest contractual cash obligation began upon commencement in October 2022 and CET began May 2023.
OFF-BALANCE SHEET ARRANGEMENTS
During 2025 and 2024 we did not engage in any off-balance sheet arrangements.

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted Update 2023-09 effective for this annual report for the year ended December 31, 2025 on a prospective basis.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts. The Company did not have any investments in marketable securities at December 31, 2025.
The interest rate risk related to borrowings under our line of credit is based on a benchmark (Term SOFR) plus a spread of 2.75%. As of December 31, 2025, we had $5.2 million in borrowings outstanding under our revolving line of credit.
Exchange Rate Risk
While we operate primarily in the U.S., we are exposed to foreign currency risk. A portion of our research and development is performed abroad.
Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange losses were immaterial for 2025 and 2024. Neither a five percent increase nor decrease from current exchange rates would have had a material effect on our operating results or financial condition.

Item 8. Financial Statements and Supplementary Data.
See consolidated financial statements, including the reports of the independent registered public accounting firm, starting on page F-1, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2025. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting is included on page F-1 of this annual report on Form 10-K, and incorporated herein by reference. During our fourth quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a) Recent Developments
Form 8-K, Item 5.02(e). Compensatory Arrangements of Certain Officers

On March 4, 2026, the Company entered into new employment agreements with each of A.J. Kazimi, our Chief Executive Officer (the “Kazimi Employment Agreement”), Jim Herman, our Vice President Trade and Distribution (the “Herman Employment Agreement”), Todd Anthony, our Vice President Organizational Development (the “Anthony Employment Agreement”), Chris T. Bitterman, Vice President Sales and Marketing (the “Bitterman Employment Agreement”) and John M. Hamm, our Vice President, Chief Financial Officer (the “Hamm Employment Agreement”), and together with the Kazimi Employment Agreement, the Herman Employment Agreement, the Anthony Employment Agreement, the Bitterman Employment Agreement and the Hamm Employment Agreement, (the “Employment Agreements”). The Employment Agreements were effective as of January 1, 2025.
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
Kazimi Employment Agreement
Pursuant to the Kazimi Employment Agreement, Mr. Kazimi will serve as the Company’s Chief Executive Officer and will receive a base salary of $765,000.
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
Herman Employment Agreement
Pursuant to the Herman Employment Agreement, Mr. Herman will serve as the Company’s Vice President Trade and Distribution and will receive a base salary of $207,000.
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

Anthony Employment Agreement
Pursuant to the Anthony Employment Agreement, Mr. Anthony will serve as the Company’s Vice President Organizational Development and will receive a base salary of $311,000.
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
Bitterman Employment Agreement
Pursuant to the Bitterman Employment Agreement, Mr. Bitterman will serve as the Company’s Vice President Sales and Marketing and will receive a base salary of $280,000.
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
Hamm Employment Agreement
Pursuant to the Hamm Employment Agreement, Mr. Hamm will serve as the Company’s Vice President, Chief Financial Officer and will receive a base salary of $267,600.
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
(b) Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, no “director” or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information called for by Part III of Form 10-K (Item 10 – Directors, Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence, Item 14 – Principal Accountant Fees and Services), is incorporated by reference from our proxy statement related to our 2026 annual meeting of shareholders, which is expected to be filed with the SEC on or around March 9, 2026.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.Documents filed as part of this report:
(1) Financial Statements
(2)    Financial Statement Schedule

Valuation and Qualifying Accounts	F-39
b. Exhibits

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated December 31, 2021, by and between Cumberland Pharmaceuticals Inc. and Kyowa Kirin, Inc., incorporated herein by reference to the corresponding exhibit 2.1 of the Registrant’s Form 8-K (File No. 001- 001-33637) as filed with the SEC on January 6, 2022

3.1
Fourth Amended and Restated Charter of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025

3.2
Second Amended and Restated Bylaws of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on July 17, 2009

4.1
Specimen Common Stock Certificate of Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142535) as filed with the SEC on August 6, 2007

4.2
Preferred Stock Terms, Rights, and Provisions, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-221402) as filed with the SEC on December 19, 2017

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

4.10
Form of Subordinated Indenture, incorporated herein by reference to the corresponding exhibit to Registrant's Registration Statement Form S-3 (File No. 333-184091) as filed with the SEC on September 25, 2012

4.11
Description of Cumberland Pharmaceutical's Common Stock, incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 13, 2024.

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

10.11#	Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc.

10.12#	Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Jim Herman and Cumberland Pharmaceuticals Inc.

10.13#	Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Todd Anthony and Cumberland Pharmaceuticals Inc.

10.14#	Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc.

10.15#	Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between John M. Hamm and Cumberland Pharmaceuticals Inc.

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
Third Amendment to Amended and Restated Lease Agreement, dated July 3, 2012, by and between The Gateway to Nashville LLC and Cumberland Emerging Technologies, Inc., incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 9, 2012

10.28†
Asset Purchase and Royalty Agreement for Kristalose dated November 15, 2011 by and between Mylan Inc. and Cumberland Pharmaceuticals Inc., incorporated herein by reference to the corresponding exhibit of the Registrant’s Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on November 22, 2011

10.30#
Supplemental Executive Retirement and Savings Plan, incorporated herein by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K (File No. 001-33637) as filed with the SEC on May 24, 2012

10.31†
Settlement Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.32†
License and Supply Agreement, dated November 9, 2012, by and between Cumberland Pharmaceuticals Inc., Paddock Laboratories, LLC and Perrigo Company incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 12, 2013

10.38#
Amendment Number 2 to the Amended and Restated 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.39#
Amendment Number 2 to the Amended and Restated 2007 Directors’ Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33637) as filed with the SEC on August 14, 2020

10.44
Lease Agreement, dated November 15, 2021, by and between Cumberland Pharmaceuticals Inc. and 1600 West End Avenue Partners, LLC., incorporated herein by reference to the corresponding exhibit of the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 11, 2022

10.48
Amendment Number 3 to the Amended and Restated 2007 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No.: 001-33637) as filed with the SEC on August 11, 2023

10.49
Sales Agreement, dated March 20, 2024, by and between Cumberland Pharmaceuticals Inc. and H.C. Wainwright & Co., LLC, incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K (File No:001-33637) as filed with the SEC on March 20, 2024

10.50
Revolving Credit Loan Agreement, dated as of September 5, 2023, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.: 001-33637) as filed with the SEC on September 6, 2023

10.51
First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated March 31, 2024, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (File No. 001-33637)) as filed with the SEC on May 10, 2024

10.52
First Amendment to Amended and Restated Revolving Credit Note and Second Amendment to Amended and Restated Revolving Credit Loan Agreement, dated as of November 12, 2025, by and between Cumberland Pharmaceuticals Inc. and Pinnacle Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-33637) as filed with the SEC on November 24, 2025

19.1	Insider Trading Policy, incorporated herein by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 7, 2025

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2026.

Cumberland Pharmaceuticals, Inc.

/s/ A. J. Kazimi
By:	A. J. Kazimi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. J. Kazimi	Chairman and CEO	March 6, 2026
A. J. Kazimi	(Principal Executive Officer and Director)

/s/ John M. Hamm	Vice President, Chief Financial Officer	March 6, 2026
John M. Hamm	(Principal Financial and Accounting Officer

/s/ Gordon R. Bernard	Director	March 6, 2026
Gordon R. Bernard

/s/ James R. Jones	Director	March 6, 2026
James R. Jones

/s/ Caroline R. Young	Director	March 6, 2026
Caroline R. Young

/s/ Kenneth J. Krogulski	Director	March 6, 2026
Kenneth J. Krogulski

/s/ Joseph C. Galante	Director	March 6, 2026
Joseph C. Galante

/s/ Martin S. Brown, Jr.	Director	March 6, 2026
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on its assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ A. J. Kazimi
A. J. Kazimi
Chief Executive Officer
March 6, 2026

/s/ John M. Hamm
John M. Hamm
Chief Financial Officer
March 6, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee of Cumberland Pharmaceuticals Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cumberland Pharmaceuticals Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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

As of December 31, 2025, allowances in accounts receivable for chargebacks, cash discounts, and damaged goods were $1.2 million and the estimated liability for rebates, coupons, product returns, and certain fees were $7.8 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing, and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment, as well as historical experience for estimated market activity. Provisions for product returns are calculated based on the expiration dates of products sold, the window where customers are permitted to return products, and the history of returns for individual products in relation to the sales volume for each product.
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
•Compared actual activity for chargebacks, discounts, and damaged goods and rebates, coupons, product returns, and certain fees reported after December 31, 2025, to estimated reserves and accruals on the December 31, 2025, consolidated balance sheet.

/s/ Carr, Riggs & Ingram, LLC
We have served as the Company’s auditor since 2023.
Nashville, Tennessee
March 6, 2026

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,444,693	$17,964,184
Accounts receivable, net	16,944,780	11,701,466
Inventories, net	6,225,518	3,999,995
Prepaid and other current assets	2,445,276	2,786,513
Total current assets	37,060,267	36,452,158
Non-current inventories	9,253,090	11,005,499
Property and equipment, net	264,724	277,365
Intangible assets, net	14,027,921	17,973,449
Goodwill	914,000	914,000
Operating lease right-of-use assets	8,343,832	6,176,923
Investment in co-commercialization	3,986,780	—
Other assets	2,973,378	2,784,016
Total assets	$76,823,992	$75,583,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,567,546	$13,914,266
Operating lease current liabilities	467,774	356,508
Revolving line of credit - current	—	5,100,000
Other investment liabilities	5,074,504	—
Other current liabilities	12,635,095	12,250,955
Total current liabilities	36,744,919	31,621,729
Revolving line of credit - long term	5,240,733	10,176,170
Operating lease non-current liabilities	4,471,965	4,939,739
Other long-term liabilities	5,822,153	6,299,795
Total liabilities	52,279,770	53,037,433
Equity:
Shareholders’ equity:
Common stock – no par value; 100,000,000 shares authorized; 14,956,627 and 13,952,624 shares issued and outstanding as of December 31, 2025 and 2024, respectively	51,684,381	46,821,425
Accumulated deficit	(26,804,059)	(23,967,931)
Total shareholders’ equity	24,880,322	22,853,494
Noncontrolling interests	(336,100)	(307,517)
Total equity	24,544,222	22,545,977
Total liabilities and equity	$76,823,992	$75,583,410
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2025 and 2024

	2025	2024
Revenues:
Net product revenue	$40,396,278	$36,537,704
Other revenue	4,125,153	1,330,241
Net revenues	44,521,431	37,867,945
Costs and expenses:
Cost of products sold	6,667,207	6,585,972
Selling and marketing	19,098,153	17,023,023
Research and development	5,566,498	4,816,206
General and administrative	11,946,909	11,126,901
Amortization and impairment	4,034,657	4,748,252
Total costs and expenses	47,313,424	44,300,354
Operating loss	(2,791,993)	(6,432,409)
Interest income	476,748	334,444
Other income - gain on insurance proceeds	—	237,089
Interest expense	(495,990)	(605,508)
Loss before income taxes	(2,811,235)	(6,466,384)
Income tax (expense) benefit	(40,256)	22,669
Equity in loss of investee	(13,220)	—
Net loss	(2,864,711)	(6,443,715)
Net (income) loss at subsidiary attributable to noncontrolling interests	28,583	(36,055)
Net loss attributable to common shareholders	$(2,836,128)	$(6,479,770)

Loss per share attributable to common shareholders:
Basic	$(0.19)	$(0.46)
Diluted	$(0.19)	$(0.46)
Weighted-average common shares outstanding:
Basic	14,854,619	14,060,272
Diluted	14,854,619	14,060,272
See accompanying notes to consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(2,864,711)	$(6,443,715)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	4,145,201	4,902,560
Amortization of operating lease right-of-use asset	1,140,738	1,140,738
Loss on co-commercialization investment	13,220	—
Disposal of assets	—	2,691
Stock-based compensation	408,320	301,895
Increase (decrease) in non-cash contingent consideration	46,569	(1,460,804)
Increase in cash surrender value of life insurance policies over premiums paid	(142,927)	(139,953)
Noncash interest expense	23,185	28,313
Life insurance proceeds	—	(237,089)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	(5,243,314)	(1,943,290)
Inventories, net	2,242,616	2,408,397
Other current assets and other assets	(231,829)	189,112
Operating lease liabilities	(836,100)	1,784,089
Accounts payable and other current liabilities	6,709,196	(991,359)
Other long-term liabilities	(477,642)	(153,771)
Net cash provided by (used in) operating activities	4,932,522	(612,186)
Cash flows from investing activities:
Additions to property and equipment	(97,903)	(66,461)
Additions to intangible assets	(84,402)	(113,253)
Net investment in manufacturing	(2,477,192)	—
Other investment	(2,000,000)	—
Increase in cash surrender value of life insurance policies	(47,000)	—
Life insurance policy proceeds received	—	237,556
Net cash provided by (used in) investing activities	(4,706,497)	57,842
Cash flows from financing activities:
Borrowings on line of credit	—	38,488,920
Payments on line of credit	(10,035,437)	(35,996,894)
Proceeds from ATM offering, net	5,266,334	—
Payments made in connection with repurchase of common shares	(263,478)	(579,049)
Cash settlement of contingent consideration	(1,712,935)	(1,716,073)
Net cash provided by (used in) financing activities	(6,745,516)	196,904
Net decrease in cash and cash equivalents	(6,519,491)	(357,440)
Cash and cash equivalents, beginning of year	17,964,184	18,321,624
Cash and cash equivalents, end of year	$11,444,693	$17,964,184

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025 and 2024

	2025	2024
Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$441,677	$569,230
State income taxes	(3,525)	15,000
Total cash paid included in measurement of lease liability	836,100	863,320
Noncash investing and financing activities:
Change in unpaid invoices for intangible asset additions	4,727	530
Change in unpaid invoices for offering costs	62	(69,701)
Lease liability obtained from right-of-use assets	438,311	128,039
Other investment liability	2,000,000	—
See accompanying notes to consolidated financial statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2025 and 2024

	Cumberland Pharmaceuticals Inc. Shareholders
	Common stock		Accumulated deficit	Non-controlling interest	Total equity
	Shares	Amount

Balance, December 31, 2023	14,121,833	$47,091,602	$(17,488,161)	$(343,572)	$29,259,869
Net loss	—	—	(6,479,770)	36,055	(6,443,715)
Share-based compensation	169,991	301,895	—	—	301,895
Repurchase of common shares	(339,200)	(572,072)	—	—	(572,072)
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Net loss	—	—	(2,836,128)	(28,583)	(2,864,711)
Proceeds from the sale of common stock, net of offering costs	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,950	408,320	—	—	408,320
Repurchase of common shares	(58,947)	(261,314)	—	—	(261,314)
Balance, December 31, 2025	14,956,627	$51,684,381	$(26,804,059)	$(336,100)	$24,544,222
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
The Company’s ownership in CET is now 85% while the remaining interest is owned by WinHealth, Vanderbilt University and the Tennessee Technology Development Corporation. The operating results of CET allocated to noncontrolling interests in the consolidated statements of operations was loss of $28,583 for the year ended December 31, 2025, and a income of $36,055 for the year ended December 31, 2024.
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
The Foundation was formed as a nonprofit corporation designed to qualify as a tax-exempt organization pursuant to Section 501(a) of the Internal Revenue Code. The Foundation’s Board of Directors is comprised of Cumberland executives who are responsible for overseeing the Foundation’s ongoing activities including charitable contributions.
In 2018, Cumberland provided a grant of 50,000 shares of the Company’s common stock to the Foundation. The shares will address the ongoing financial needs of the Foundation. The organization also plans to hold a portion of the shares for long-term appreciation. The Foundation maintains separate financial statements and its ongoing operations do not impact the financial statements of Cumberland. Initial annual grants by the Foundation have been and are expected to remain consistent with the historic level of contributions made by Cumberland. Since 2019, Cumberland has made annual cash contributions to the Foundation except in the year 2024 where there was no contribution made. In 2025, the Company made a cash contribution of $40,000.

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
Segment Reporting
The Company has one operating segment which is specialty pharmaceutical products. Management has chosen to organize the Company based on the type of products sold. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, evaluated that our specialty pharmaceutical products compete in similar economic markets and similar circumstances. Substantially all of the Company’s assets are located in the United States. Total revenues are primarily attributable to U.S. customers. Net revenues from customers outside the United States were approximately $4.9 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

Country	2025	2024
China	$2,975,000	$—
South Korea	1,322,070	1,485,390
Russia	429,191	465,543
Mexico	120,000	8,683
Australia	31,459	54,000
Saudi Arabia	12,998	650,000
	$4,890,718	$2,663,616

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2025 and 2024, cash equivalents consist primarily of money market funds. The Company monitors concentration of credit risk with the financial institutions in which it conducts business. The Company has cash deposits which fluctuate in excess of federally insured limits throughout the year.

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
The majority of the Company’s products are distributed through independent pharmaceutical wholesalers. The allowances against accounts receivable for chargebacks and discounts are determined on a product-by-product basis, and established by management as the Company’s best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such allowances. These allowances are established based on the contractual terms with direct and indirect customers and analyses of historical levels of chargebacks and discounts. The allowances in accounts receivable for chargebacks and cash discounts were $0.9 million and $1.1 million at December 31, 2025 and 2024, respectively.
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
Non-current inventories consist of APIs which typically have an extended life and selected finished good products with an extended life longer than one year.

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
On February 5, 2025, the Company utilized the Sales Agreement with H. C. Wainwright and sold 1,000,000 shares of Cumberland’s common shares under the ATM program. These shares sold at a volume weighted average price of $5.4688 per share for aggregate gross proceeds of $5,468,800 with offering costs of $550,384 and placement fees of $202,466 resulting in a net $ 4,715,950.
On February 14, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock issuable in the ATM program under the Sales Agreement with H.C. Wainwright for to up to $10 million and filed a prospectus supplement under the Sales Agreement for that aggregate offering amount.
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Goodwill and other indefinite lived intangible assets that are not subject to amortization are tested at least annually for impairment. The impairment analysis for goodwill requires a comparison of fair value to the carrying value of the reporting unit. The Company’s goodwill was acquired in November 2018 with the Vibativ acquisition and in January 2022 with the Sancuso acquisition. As a result, the Vibativ and Sancuso components of the Company are the reporting units evaluated for goodwill impairment. Cumberland determined the fair value of the reporting units through current and future estimated revenue and profitability of the product. In 2024, the Company recorded a non-cash write down of $0.4 million related to patent defense cost of our Acetadote product, which is included in amortization expense in the statement of operations.
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
Other Revenues
Other revenues primarily consist of income from non-refundable upfront payments and milestone payments under licensing agreements, contract services, grant funding programs and rental income. Revenue related to grants is recognized when all conditions related to such grants have been met. All other revenue is recognized when earned.
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

	2025	2024

Distribution costs	$912,557	$863,529
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling and marketing expenses in the consolidated statements of operations. Advertising costs were as follows for the years ended December 31:

	2025	2024

Advertising costs	$2,732,231	$2,987,575
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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Co-Commercialization, Stock Agreements and Collaborative Arrangement
On October 20, 2025, Cumberland announced strategic arrangements with RedHill Biopharma Ltd. (“RedHill”), a specialty biopharmaceutical company, to jointly commercialize Talicia®. Based on the terms of the Co-Commercialization Agreement (“Co-Agreement”), Cumberland will assume responsibility for the product’s distribution in the U. S. market and record the product sales. Cumberland will provide an annual investment of up to $2 million for certain distribution, marketing and sales costs.
At the same time, RedHill formed a new company- Talicia Holdings Inc. (“THI”). RedHill contributed all its Talicia assets to THI, including the product’s growing international licenses with associated revenues.
Also executed was a Stockholders Agreement (“Stock Agreement”) with Cumberland and RedHill, enabling Cumberland to acquire 30% equity interest in THI in return for $4 million investment capital - $2 million at execution and $2 million payable on the one year anniversary of the Stock Agreement. The investment will be accounted for based on the equity method of accounting, recording Cumberland’s share of THI’s profit and loss to other income (loss). At year-end, Cumberland’s statement of operations recognized a loss on the investment of $13,220.
Cumberland classifies cash distributions received from equity‑method investees using the cumulative earnings approach in accordance with ASC 230‑10‑45‑21D. Under this policy, distributions up to the Cumberland’s share of the investee’s cumulative earnings are presented as operating cash flows, and distributions in excess of that amount are presented as investing cash flows.
Based on the terms of ASC 808-10-50, the Co-Commercialization and Stock Agreements with THI constitute a Collaborative Arrangement. As noted above, Cumberland is responsible for product distribution and records product sales. THI is responsible for product manufacturing, maintaining the product’s NDA, medical affairs and other regulatory responsibilities.
Following is summarized financial information related to the collaboration with THI for the year ended:

December 31, 2025
Net sales of Talicia recorded by Cumberland	$3,311,235

Cost of product sold	909,000
General and administrative	1,139,583
Following is summarized financial information of amounts due to and due from Cumberland for the year ended:

	Red Hill	THI	12/31/2025
Other accrued liabilities	$8,928	$—	$8,928
Accounts payable	817,882	1,330,856	2,148,738
Other investment liabilities	—	5,074,504	5,074,504
Amounts due to THI for inventory and royalties			$7,232,170

Accounts receivable	$624,702		$624,702
Other accrued liabilities	(54,610)		(54,610)
Amounts due from THI			$570,092

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

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Related Party Transactions
In July 2023, Cumberland named Martin S. Brown Jr. to our Board of Directors. Mr. Brown is an attorney with over 30 years of corporate law experience who brings significant legal, public company, health care and civic experience to our board. The Company relies on several law firms for legal advice, including the firm with which Mr. Brown is affiliated. In 2025 and 2024, the Company paid Mr. Brown’s law firm $0.09 million and $0.05 million, respectively.
Recent Accounting Guidance
Recent Accounting Pronouncements Adopted
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted Update 2023-09 effective for this annual report for the year ended December 31, 2025 on a prospective basis.
Recently Issued Accounting Standards Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("Update 2025-05"), which allows public business entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Update 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and is required to be applied on a prospective basis. We plan to elect the practical expedient in the period required but do not expect it to have a material impact on the recognition or measurement of our credit losses within our consolidated financial statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(3)    Vibativ® and Sancuso® Products
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

Contingent Consideration Liability
Balance at December 31, 2023	$4,033,373
Cash payment of royalty during the period	(817,387)
Change in fair value	(668,976)
Contingent consideration earned and accrued	695,989
Balance at December 31, 2024	$3,242,999
Cash payment of royalty during the period	(1,023,203)
Change in fair value	106,217
Contingent consideration earned and accrued	1,304,585
Balance at December 31, 2025	$3,630,598
The current portion of the contingent consideration liability is $1.9 million and the non-current portion is $1.7 million, as of December 31, 2025.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Contingent Consideration Liability
Balance at December 31, 2023	$2,306,000
Cash payment of royalty during the period	(898,686)
Change in fair value	(791,828)
Contingent consideration earned and accrued	900,514
Balance at December 31, 2024	$1,516,000
Cash payment of royalty during the period	(689,732)
Change in fair value	(152,786)
Contingent consideration earned and accrued	599,518
Balance at December 31, 2025	$1,273,000
The current portion of the contingent consideration liability is $0.8 million and the non-current portion is $0.5 million, as of December 31, 2025.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(4)    Revenues
Product Revenue
The Company’s net product revenues consisted of the following for the years ended December 31:

	2025	2024
Products:
Sancuso	11,907,141	9,005,129
Kristalose	10,542,793	15,315,259
Vibativ	9,484,874	7,160,125
Caldolor	4,659,457	4,959,385
Talicia	3,311,235	—
Acetadote	508,169	185,182
Vaprisol	(18,346)	(174,538)
RediTrex	11,391	90,237
Omeclamox	(10,436)	(3,075)
Other	4,125,153	1,330,241
Total net revenues	$44,521,431	$37,867,945
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
In the first and third quarters of 2025, the Company received $3.1 million relating to milestone payments received from our international partners which is included in other revenues.
Other revenues includes funding from federal grant programs including those secured from the FDA and from those secured by CET through the Small Business Administration. Grant revenue from these federal grant programs totaled approximately $0.4 million for the years ended December 31, 2024. There was no grant revenue for the year ended December 31, 2025.
Other revenues also includes lease income generated by CET’s Life Sciences Center. It is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 15 - Leases, was approximately $0.7 million and $0.6 million and for the years ended December 31, 2025 and 2024, respectively.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(5)    Inventories, Net
The Company's net inventories consisted of the following as of December 31:

	2025	2024
Raw materials	$9,832,293	$11,982,045
Consigned inventory	—	126,090
Finished goods, net of reserve	5,646,315	2,897,359
Total inventories	15,478,608	15,005,494
less non-current inventories	(9,253,090)	(11,005,499)
Total inventories classified as current	$6,225,518	$3,999,995
The Company's non-current inventories consisted of the following as of December 31:

	2025	2024
Vibativ raw materials	$4,883,895	$6,180,347
Vibativ finished goods	16,429	183,057
Kristalose raw materials	2,261,500	2,672,720
Kristalose finished goods	85,204	—
Vaprisol raw materials	1,171,603	1,172,849
Caldolor finished goods	112,761	77,382
Sancuso raw materials	656,667	458,684
Acetadote raw materials	24,152	23,915
Omeclamox	—	69,622
Study drug raw materials	40,879	166,923
Total non-current inventory	$9,253,090	$11,005,499
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
At December 31, 2025 and 2024, there were no cumulative obsolescence or discontinuance losses necessary to recognize.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(6)    Property and Equipment
Property and equipment consisted of the following at December 31:

	Range of useful lives	2025	2024

Computer equipment	3 – 5 years	$577,715	$514,174
Office equipment	3 – 15 years	804,608	792,903
Furniture and fixtures	5 – 15 years	543,125	537,057
Leasehold improvements	3 – 15 years, or remaining lease term	841,663	825,074
Total property and equipment, gross		2,767,111	2,669,208
Less: accumulated depreciation and amortization		(2,502,387)	(2,391,843)
Total property and equipment, net		$264,724	$277,365
Depreciation expense, including amortization expense related to leasehold improvements, is included in general and administrative expense in the consolidated statements of operations. Depreciation expense was as follows for the years ended December 31:

	2025	2024

Depreciation expense	$110,543	$154,308
(7)    Intangible Assets and Goodwill
Intangible assets and Goodwill consisted of the following at December 31, 2025 and 2024.

	2025	2024

Product and license rights	$43,250,341	$43,250,341
Less: accumulated amortization	(29,846,042)	(26,300,793)
Total product and license rights	13,404,299	16,949,548
Patents	10,880,571	10,808,476
Less: accumulated amortization	(10,392,266)	(9,965,779)
Total patents	488,305	842,697
Trademarks	450,431	433,397
Less: accumulated amortization	(315,114)	(252,193)
Total trademarks	135,317	181,204
Total intangible assets	$14,027,921	$17,973,449

Goodwill	$914,000	$914,000
Product and license rights include assets associated with the Company’s acquired products, including those discussed in Note 3, Vibativ and Sancuso.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
During 2025 and 2024, the Company recorded an additional $0.1 million for each year in intangible assets for patents, trademarks and capitalized patent costs, including amounts incurred in the protection of the Company's intellectual property.
Amortization expense related to product and license rights, trademarks and patents were as follows for the years ended December 31:

	2025	2024
Amortization and impairment expense	$4,034,657	$4,748,252
The expected amortization expense for the Company's current balance of intangible assets are as follows:

Year ending December 31:
2026	$3,808,905
2027	3,399,705
2028	2,561,458
2029	1,425,401
2030 and thereafter	2,832,452
$14,027,921
(8)    Other Current and Other Long-term Liabilities
Other current liabilities consisted of the following at December 31:

	2025	2024

Rebates, product returns, administrative and service fees	$7,774,143	$7,834,210
Employee wages and benefits	1,478,957	1,200,790
Current portion of Vibativ accrued contingent consideration	1,400,000	830,000
Current portion of Sancuso accrued contingent consideration	605,000	540,556
Studies accrual	493,750	429,825
Sancuso related liabilities	—	289,928
Accrued audit fees	286,600	273,000
Current deferred charges	25,000	207,059
Other	571,645	645,587
Total accrued liabilities	$12,635,095	$12,250,955
Other long-term liabilities consisted of the following at December 31:

	2025	2024

Noncurrent portion of accrued contingent consideration	$2,195,278	$2,877,312
Deferred compensation	3,376,875	3,172,483
Other	250,000	250,000
Total other long-term liabilities	$5,822,153	$6,299,795

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(9)    Debt
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit was up to $15 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It had a three year term expiring on October 1, 2026. The interest rate is based on a benchmark (Term SOFR) plus a spread of 2.75%. Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provides an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to the lessor of (a) up to $15 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
On November 18, 2025, the Company entered into the First Amendment to the Revolving Credit Note and Second Amendment to the Credit Loan Agreement. The Amendment provides for a principal available for borrowing of up to $15 million. The Company has the right to request an increase of up to an additional $10 million. The aggregate principal funding amount remains unchanged of up to $25 million. The Company is subject to a financial covenant, maintenance of a Minimum Fixed Charge Coverage Ratio determined on a quarterly basis, along with Borrowing Base Requirements, as defined. The Amendment extends the maturity date to October 1, 2027.
As of December 31, 2025 and December 31, 2024, the Company had $5.2 million and $15.3 million, respectively, in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Pinnacle Agreement was 6.625% and 7.25% at December 31, 2025 and December 31, 2024, respectively.
(10)    Shareholders’ Equity
(a)    Initial Public Offering and Shares Issued
On August 10, 2009, the Company completed its initial public offering of 5,000,000 shares of common stock at a price of $17.00 per share, raising gross proceeds of $85.0 million. After deducting underwriting discounts of approximately $6.0 million and offering costs incurred of approximately $4.2 million, the net proceeds to the Company were approximately $74.8 million.
On February 05, 2025, the Company issued 1,000,000 shares of common stock under an At The Market program for an aggregate amount of $5.5 million.
(b)    Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock. The Board of Directors is authorized to divide these shares into classes or series, and to fix and determine the relative rights, preferences, qualifications and limitations of the shares of any class or series so established. At December 31, 2025 and 2024, there was no preferred stock outstanding.
(c)    Common Stock
During 2025 and 2024, the Company issued 62,350 shares and 169,991 shares of common stock, respectively, as a result of restricted shares vesting as well as other common share issuances. In 2025, 600 options were exercised. There were no option exercise transactions during 2024.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(d)    Share Repurchases
The Company currently has a share repurchase program available to repurchase up to $10 million of its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The Company repurchased 58,947 shares and 339,200 shares of common stock for approximately $0.3 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively. There remains approximately $2.2 million available under the current repurchase program available for share repurchases at December 31, 2025.
(11)    Loss Per Share
The following table shows the computation of the numerator and the denominator used to calculate diluted loss per share for the years ended December 31:

	2025	2024

Numerator:
Net loss	$(2,864,711)	$(6,443,715)
Net (income) loss at subsidiary attributable to noncontrolling interests	28,583	(36,055)
Net loss attributable to common shareholders	$(2,836,128)	$(6,479,770)
Denominator:
Weighted-average shares outstanding – basic	14,854,619	14,060,272
Weighted-average shares outstanding – diluted	14,854,619	14,060,272
The Company's anti-dilutive restricted shares and stock options outstanding were as follows for the years ended December 31:

	2025	2024

Anti-dilutive shares and options	891,381	611,353

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(12)    Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted Update 2023-09 effective for this annual report for the year ended December 31, 2025
The components of the Company's net deferred tax assets at December 31 are as follows (in millions):

	2025	2024
Deferred Tax Assets
Net operating loss and tax credits	$14.60	$14.31
Property and equipment and intangibles	0.08	0.08
Right-of-use liability	1.03	1.21
Intangible assets	1.87	1.74
Contingent royalty liabilities	0.95	1.02
Section 174 expenses	2.89	2.59
Allowance for accounts receivable	0.31	0.31
Reserve for expired product	0.68	0.65
Inventory	0.34	0.27
Business interest expense limitation	—	0.05
Deferred charges	1.06	1.03
Cumulative compensation costs incurred on deductible equity awards	0.10	0.08
Total deferred tax assets	$23.91	$23.33

Deferred Tax Liabilities
Right-of-use asset	$(1.83)	$(1.39)
Net deferred tax assets, before valuation allowance	22.08	21.95
Less: deferred tax asset valuation allowance	(22.08)	(21.95)
Net deferred taxes	$—	$—
The following table summarizes the amount and year of expiration of the Company's federal and state net operating loss carryforwards as of December 31, 2025 (in millions):

Years of expiration	Federal	State
2025	$—	$0.30
2026-2042	45.53	29.25
Indefinite Period	8.99	0.90
Total federal and state net operating loss carryforwards	$54.52	$30.45

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
Income tax expense (benefit) includes the following components for the years ended December 31 (in millions):

	2025	2024
Current:
Federal	$—	$—
State and other	0.04	(0.02)
Total current income tax expense (benefit)	0.04	(0.02)

Deferred:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense (benefit)	$0.04	$(0.02)
As noted above, we adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025 (in millions, except percentages):

	Amount	Percent
U.S. federal statutory tax rate	$(0.59)	21.00%
State and local income taxes, net of federal income tax effect (a)	0.03	(1.13)%
Tax Credits
Research and development tax credit	(0.05)	1.73%
Expiring tax credits	0.03	(0.90)%
Other adjustments
Change in valuation allowance	0.59	(20.95)%
Permanent differences	0.03	(1.18)%
Net loss tax expense	0.04	(1.43)%
(a) State and local taxes in Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category.
The Company’s effective income tax rate for 2024 reconciles with the federal statutory tax rate as follows:

2024
Income tax expense computed at federal statutory tax rate	21.00%
State taxes net of federal benefit	0.11%
Tax credits generated	3.31%
Change in valuation allowance	(23.61)%
Permanent differences	(1.86)%
Expiring tax credits	(0.28)%
Deferred True-ups	1.67%
Net loss tax benefit	0.34%

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
The Company believes that it is not more likely than not that its net deferred tax assets will be realized. As such, the net deferred tax assets are fully offset with a valuation allowance as of the periods ended December 31, 2025 and 2024.
As of December 31, 2025, the Company has general business credit carryforwards of $1.6 million. These credit carryforwards will expire in years 2027 through 2044 (in millions).

Years of expiration	Federal
2026	0.06
2027-2044	1.51
Total federal and state credit carryforwards	1.57
The Company expects it will continue to pay minimal taxes in future periods through the continued utilization of net operating loss carryforwards, as it is able to achieve taxable income through its operations. The Company is no longer subject to U.S. federal tax examinations for tax years before 2021, and with few exceptions, the Company is not subject to examination by state tax authorities for tax years which ended before 2021. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2021 remain subject to examination and adjustment. During 2012, the 2009 federal tax return was examined by the Internal Revenue Service with no significant findings or adjustments. During 2025, the 2022 federal tax return was selected for examination, again with no significant findings or adjustments. The Company has no unrecognized tax benefits in 2025 and 2024.
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in millions):

2025
Federal	$—
Pennsylvania	0.01
Texas	0.02
Other States	0.01
Foreign	—
Income taxes, net of amounts refunded	$0.04

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(13)    Stock-Based Compensation Plans
The Company has grants outstanding under two equity compensation plans. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan") and the 2007 Directors’ Incentive Plan (the "Directors’ Plan"), which were approved by shareholders, superseded the 1999 Stock Option Plan. Both plans are available for future grants of equity compensation awards to employees, consultants and directors. The 2007 Plan and the Directors’ Plan provide for the issuance of stock options, stock appreciation rights and restricted stock. Vesting is determined on a grant-by-grant basis in accordance with the terms of the plans and the related grant agreements. The Company has reserved 3,150,000 shares of common stock for issuance under the 2007 Plan and 250,000 shares for issuance under the Directors’ Plan. As of December 31, 2025, the Company had 602,994 shares available for future grants under the 2007 Plan and 105,007 shares available under the Directors’ Plan.
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
Stock compensation expense is presented as a component of general and administrative expense in the consolidated statements of operations. Stock compensation expense was $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, there was approximately $0.7 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2 years.
Stock Options
Stock options activity was as follows:

	Number of option shares	Weighted- average exercise price	Weighted-average remaining contractual term

Outstanding, December 31, 2023	487,250	$1.80	5.59
Granted	190,450	2.06
Exercised	—	—
Forfeited/canceled	(36,100)	2.55
Outstanding, December 31, 2024	641,600	2.42	5.00
Granted	182,150	5.42
Exercised	(600)	3.22
Forfeited/canceled	(25,150)	2.73
Expired	(1,500)	3.22
Outstanding, December 31, 2025	796,500	$3.09	5.39
The weighted-average grant-date fair value of options granted during the years 2025 and 2024 was $3.61 and $1.05, respectively. There were 134,050 options that were vested and exercisable at December 31, 2025. The aggregate intrinsic value of options outstanding was $1.0 million.
.

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

	2025	2024

Expected term (in years)	5.63	5.69
Expected volatility	84.37%	67.89%
Risk free interest rate	4.14%	4.24%
Expected dividend yield	—	—
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
Restricted Stock Awards
Restricted stock activity was as follows:

	Number of shares	Weighted-average grant-date fair value

Nonvested, December 31, 2023	260,566	2.34
Granted	50,500	1.71
Vested/released	(169,991)	3.37
Forfeited/canceled	(1,250)	3.56
Nonvested, December 31, 2024	139,825	2.34
Granted	35,110	5.17
Vested/released	(62,350)	2.57
Forfeited/canceled	—	—
Nonvested, December 31, 2025	112,585	3.10
The fair value of restricted stock granted was based on the closing market price of the Company’s common stock on the grant date. The fair value of restricted stock awards that vested during the years 2025 and 2024 was $0.3 million for each year. At December 31, 2025, there was approximately $0.2 million of unrecognized compensation costs related to restricted stock awards, which is expected to be recognized over a weighted-average period of less than a year. The restricted stock grants are included in the diluted weighted shares outstanding computation until they cliff-vest. Once vested they are included in the basic weighted shares outstanding computation.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(14)    Employee Benefit Plans
The Company sponsors an employee benefit plan that was established on January 1, 2006, the Cumberland Pharmaceuticals 401(k) Plan (the "Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all employees over the age of 21, having been employed by the Company for at least six months. The Plan provides that participants may contribute up to the maximum amount of their compensation as set forth by the Internal Revenue Service each year. Employee contributions are invested in various investment funds based upon elections made by the employees. During 2025 and 2024, the Company contributed approximately $0.08 million in each year to the Plan as an employer match of participant contributions.
In 2012 and 2013, the Company established non-qualified unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the plans, reflected in other long term liabilities in the consolidated balance sheets, was $3.4 million and $3.2 million as of December 31, 2025 and 2024, respectively. The Company had assets consisting of company-owned life insurance contracts generally designated to pay benefits of the deferred compensation plans reflected in other assets in the consolidated balance sheet of $2.5 million and $2.3 million as of December 31, 2025 and 2024, respectively.
(15)    Leases
On November 15, 2021, Cumberland entered into a lease, pursuant to which the Company leases approximately 16,903 rentable square feet of space at the new development Broadwest located in Nashville, Tennessee with 1600 West End Avenue Partners, LLC (“Landlord”). The leased premise serves as the Company's new corporate headquarters. The initial term of the lease is one hundred fifty-seven (157) months, with two consecutive options to renew for a period of five years each, with the commencement date of October 25, 2022. This lease currently expires in November 2035.
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
Included within the right-of-use assets are startup expenditures related to a new supply agreement with Nephron Pharmaceuticals Corporation (“Nephron”). These expenditures are classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Nephron contract. As of December 31, 2025 and 2024, the carrying value of this asset was $0.6 million and $0.8 million, respectively.
Also included within the right-of-use assets are startup expenditures related to a new master services agreement and project agreement with Kindos Pharmaceuticals Co. Ltd. signed in 2025. These expenditures are also classified as an embedded lease resulting in a right-of-use asset to be amortized over the life of the Kindos contract. As of December 31, 2025, the carrying value of the asset was $3.0 million.
Rent expense is recognized over the expected term of the lease on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows for the years ended December 31:

	2025	2024

Rent expense	$1,580,113	$1,384,083

Sublease income	$667,814	$554,069

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
In March 2016, the FASB issued ASU 2016-02. ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The primary effect of adopting ASU 2016-02 to the Company was to record right-of-use assets and obligations for the leases previously classified as operating leases.
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
The weighted-average remaining lease term for the Broadwest and Gateway leases is 8.86 years and 10.42 years for the year ended December 31, 2025 and 2024, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments of both leases is 9.36% and 9.40% for the years ended December 31, 2025 and 2024, respectively.
Lease Position
At December 31, 2025 and 2024, the Company recorded the following on the Consolidated Balance Sheet:

Right-of-Use Assets	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$8,343,832	$6,176,923

Lease Liabilities	December 31, 2025	December 31, 2024
Operating lease current liabilities	$467,774	$356,508
Operating lease non-current liabilities	4,471,965	4,939,739
Total	$4,939,739	$5,296,247
As of December 31, 2025, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Leases Liabilities at December 31, 2025	Operating Leases
2026	$909,911
2027	934,180
2028	740,791
2029	650,766
2030	667,049
After 2030	3,529,586
Total minimum lease payments	7,432,283
Less: Interest	(2,492,543)
Present value of lease liabilities	$4,939,739

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
The Company’s primary customers are wholesale pharmaceutical distributors in the U.S.  Total revenues by customer for each customer representing 10% or more of consolidated revenues are summarized below for the years ended December 31:

	2025	2024

Customer 1	27%	26%
Customer 2	25%	29%
Customer 3	22%	21%
The Company’s accounts receivable, net of allowances, due from the customers representing 10% or more of consolidated revenue was 63.7% and 63.7% at December 31, 2025 and 2024, respectively.
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
(20)    Quarterly Financial Information (Unaudited)
The following table sets forth the unaudited operating results for each fiscal quarter of 2025 and 2024:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2025:
Net revenues	$11,713,055	$10,837,363	$8,292,362	$13,678,651	$44,521,431
Operating income/loss	1,291,947	(747,478)	(1,965,260)	(1,371,202)	(2,791,993)
Net income (loss)	1,248,184	(735,207)	(1,949,046)	(1,428,642)	(2,864,711)
Net income (loss) attributable to common shareholders	1,257,068	(740,740)	(1,940,764)	(1,411,692)	(2,836,128)
Earnings (loss) per share attributable to common shareholders (1)
Basic	$0.08	$(0.05)	$(0.13)	$(0.09)	$(0.19)

Diluted	$0.08	$(0.05)	$(0.13)	$(0.09)	$(0.19)

2024:
Net revenues	$8,497,701	$9,848,849	$9,085,826	$10,435,569	$37,867,945
Operating income (loss)	(1,869,250)	(1,026,688)	(1,694,432)	(1,842,039)	(6,432,409)
Net income (loss)	(1,902,472)	(1,102,637)	(1,536,969)	(1,901,637)	(6,443,715)
Net income (loss) attributable to common shareholders	(1,946,263)	(1,085,612)	(1,544,081)	(1,903,814)	(6,479,770)
Earnings (loss) per share attributable to common shareholders (1)
Continuing operations - basic	$(0.14)	$(0.08)	$(0.11)	$(0.14)	$(0.46)

Continuing operations - diluted	$(0.14)	$(0.08)	$(0.11)	$(0.14)	$(0.46)
(1)    Due to the nature of interim earnings per share calculations, the sum of the quarterly earnings (loss) per share amounts may not equal the reported earnings (loss) per share for the full year.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(21) Segment Reporting
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
The following table summarizes selected financial information of the Company’s single operating segment for the years ended December 31:

	2025	2024
Net revenues	$44,521,431	$37,867,945
Costs and expenses:
Cost of products sold	6,667,207	6,585,972
Selling and marketing	19,098,153	17,023,023
Research and development	5,566,498	4,816,206
General and administrative	11,946,909	11,126,901
Amortization and impairment	4,034,657	4,748,252
Total costs and expenses	47,313,424	44,300,354
Operating loss	(2,791,993)	(6,432,409)
Interest income	476,748	334,444
Other income - gain on insurance proceeds	—	237,089
Interest expense	(495,990)	(605,508)
Loss before income taxes	(2,811,235)	(6,466,384)
Income tax (expense) benefit	(40,256)	22,669
Equity in loss of investee	(13,220)	—
Net loss	(2,864,711)	(6,443,715)
Net (income) loss at subsidiary attributable to noncontrolling interests	28,583	(36,055)
Net loss attributable to common shareholders	$(2,836,128)	$(6,479,770)

Schedule II
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2025 and 2024.

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Allowance for uncollectible amounts, cash discounts, chargebacks, and credits issued for damaged products:
For the years ended December 31:
2024	579,562	5,734,792	104,000	(5,381,391)	1,036,963
2025	1,036,963	6,081,022	10,600	(5,938,517)	1,190,068
Valuation allowance for deferred tax assets:
For the years ended December 31:
2024	21,869,328	80,010			21,949,338
2025	21,949,338	128,879	—	—	22,078,217
(1) Composed of actual returns and credits for chargebacks and cash discounts.