Form 10-Q
period 2026-03-31
CUMBERLAND PHARMACEUTICALS INC
filed 2026-05-08
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,983,107 shares of common stock as of May 5, 2026.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,007,245	$11,444,693
Accounts receivable, net	14,261,978	16,944,780
Inventories, net	5,453,836	6,225,518
Prepaid and other current assets	2,066,198	2,445,276
Total current assets	32,789,257	37,060,267
Non-current inventories	9,875,505	9,253,090
Property and equipment, net	237,375	264,724
Intangible assets, net	12,793,249	14,027,921
Goodwill	914,000	914,000
Operating lease right-of-use assets	7,618,720	8,343,832
Co-commercialization investment	3,840,700	3,986,780
Other assets	2,926,214	2,973,378
Total assets	$70,995,020	$76,823,992
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,537,072	$18,567,546
Operating lease current liabilities	485,162	467,774
Other investment liabilities	4,487,137	5,074,504
Other current liabilities	12,978,680	12,635,095
Total current liabilities	34,488,051	36,744,919
Revolving line of credit - long term	5,240,733	5,240,733
Operating lease non-current liabilities	4,343,892	4,471,965
Other long-term liabilities	5,619,332	5,822,153
Total liabilities	49,692,008	52,279,770
Equity:
Shareholders’ equity:
Common stock— no par value; 100,000,000 shares authorized; 14,983,107 and 14,956,627 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	51,730,222	51,684,381
Accumulated deficit	(30,093,698)	(26,804,059)
Total shareholders’ equity	21,636,524	24,880,322
Noncontrolling interests	(333,512)	(336,100)
Total equity	21,303,012	24,544,222
Total liabilities and equity	$70,995,020	$76,823,992
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2026	2025
Net revenues	$9,131,317	$11,713,055
Costs and expenses:
Cost of products sold	1,933,889	1,425,714
Selling and marketing	5,064,875	4,231,980
Research and development	1,458,436	1,295,076
General and administrative	2,554,475	2,463,008
Amortization	1,248,934	1,005,330
Total costs and expenses	12,260,609	10,421,108
Operating income (loss)	(3,129,292)	1,291,947
Interest income	78,031	125,709
Interest expense	(85,839)	(163,802)
Income (loss) before income taxes	(3,137,100)	1,253,854
Income tax expense	(3,871)	(5,670)
Co-commercialization investment loss	(146,080)	—
Net income (loss)	(3,287,051)	1,248,184
Net loss (income) at subsidiary attributable to noncontrolling interests	(2,588)	8,884
Net income (loss) attributable to common shareholders	$(3,289,639)	$1,257,068
Income (loss) per share attributable to common shareholders
- basic	$(0.22)	$0.08
- diluted	$(0.22)	$0.08
Weighted-average shares outstanding
- basic	14,960,210	14,942,522
- diluted	14,960,210	15,259,824

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(3,287,051)	$1,248,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,276,283	1,031,584
Amortization of operating lease right-of-use asset	285,184	285,184
Co-commercialization investment loss	146,080	—
Share-based compensation	106,842	74,212
Increase (decrease) in non-cash contingent consideration	(228,965)	44,976
Decrease in cash surrender value of life insurance policies over premiums paid	86,949	81,182
Noncash interest expense	5,173	5,362
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	2,682,802	1,213,541
Inventories, net	703,861	967,399
Other current assets and other assets	384,152	60,371
Operating lease liabilities	(225,351)	(219,493)
Accounts payable and other current liabilities	(1,346,113)	(600,043)
Other long-term liabilities	(202,821)	(293,942)
Net cash provided by operating activities	387,025	3,898,517
Cash flows from investing activities:
Additions to property and equipment	—	(47,630)
Increase in cash surrender value of life insurance policies	(42,018)	—
Net (increase) decrease of investment in manufacturing	—	(1,162,357)
Additions to intangible assets	(19,155)	(18,199)
Net cash provided by (used in) investing activities	(61,173)	(1,228,186)
Cash flows from financing activities:
Proceeds from ATM offering, net	—	5,266,334
Payments on line of credit	—	(10,035,437)
Cash settlement of contingent consideration	(702,299)	(511,131)
Payments made in connection with repurchase of common shares	(61,001)	(245,868)
Net cash used in financing activities	(763,300)	(5,526,102)
Net decrease in cash and cash equivalents	(437,448)	(2,855,771)
Cash and cash equivalents at beginning of period	$11,444,693	$17,964,184
Cash and cash equivalents at end of period	$11,007,245	$15,108,413
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,213	—	—	74,213
Repurchase of common shares	(53,837)	(243,705)	—	—	(243,705)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2025	14,956,627	$51,684,381	$(26,804,059)	$(336,100)	$24,544,222
Share-based compensation	46,725	106,842	—	—	106,842
Repurchase of common shares	(20,245)	(61,001)	—	—	(61,001)
Net income (loss)	—	—	(3,289,639)	2,588	(3,287,051)
Balance, March 31, 2026	14,983,107	$51,730,222	$(30,093,698)	$(333,512)	$21,303,012

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2025, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted Update 2023-09 effective for the year ended December 31, 2025 on a prospective basis.

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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(3,289,639)	$1,257,068
Denominator:
Weighted-average shares outstanding – basic	14,960,210	14,942,522
Dilutive effect of other securities	—	317,302
Weighted-average shares outstanding – diluted	14,960,210	15,259,824

As of March 31, 2026 and 2025, restricted stock awards and options to purchase 688,907 and 810,211 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Products:
Sancuso	2,928,634	2,256,294
Vibativ	2,118,295	1,378,066
Talicia	1,916,481	—
Kristalose	981,483	3,484,310
Caldolor	965,564	1,307,439
Acetadote	51,981	151,651
Vaprisol	517	(600)
Omeclamox-Pak	1	(5,387)
RediTrex	(489)	(347)
Other revenue	168,850	3,141,629
Total net revenues	$9,131,317	$11,713,055
With regard to Vaprisol, we are in the process of transitioning to a new manufacturing partner, who was issued an FDA Form 483 in the second quarter of 2022. In April 2026, we received notification that these FDA Form 483 related issues have been satisfactorily resolved. We plan to resubmit our application for their facility to the FDA for approval in the second quarter of 2026. For the three months ended March 31, 2026 and 2025, the amounts represent routine sales deduction adjustments.
In late 2023, we discontinued the sales of Omeclamox-Pak and expensed the remaining brand intangible assets. For the three months ended March 31, 2026 and 2025, the amounts noted resulted from routine sales deduction adjustments.
Effective June 30, 2023, the Company returned all rights of RediTrex back to Nordic B.V., and will receive a long-term royalty on any sales of the product in the future. For the three months ended March 31, 2026 and 2025, the amounts noted resulted from routine sales deduction adjustments.

Other Revenues
In early 2025, Cumberland received a $3.0 million milestone payment from our distribution partner in China associated with the approval of Vibativ for that market. The Company has agreements with international partners for commercialization of the Company's products with associated payments included in other revenues. Those agreements provide that each of the partners is responsible for seeking regulatory approvals for the product, and following approval, each partner will be responsible for the ongoing distribution and sales in the respective international territories. Cumberland is typically entitled to receive a non-refundable, up-front payment at the time each agreement is executed as consideration for the product dossier and for the rights to the distinct intellectual property rights in the respective international territory. These agreements also typically provide for additional payments upon a partner’s achievement of a defined regulatory approval and sales milestones. The Company may also be entitled to receive royalties on future sales of the products and a transfer price on supplies. The contractual payments associated with the partner’s achievement of regulatory approvals, sales milestones and royalties on future sales are recognized as revenue upon occurrence, or at such time that the Company has a high degree of confidence that the revenue would not be reversed in a subsequent period.
Other revenues also include lease income generated by CET’s Life Sciences Center, which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million for the three months ended March 31, 2026 and 2025.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At March 31, 2026 and December 31, 2025, there were no cumulative net realizable value charges for potential obsolescence and discontinuance losses necessary.
The Company purchases the active pharmaceutical ingredient ("API") for Kristalose and Sancuso and maintains the inventory of that raw material. API for the Company's Vaprisol and Vibativ brands were included in the assets associated with the acquisition of those brands and are also included in the raw materials inventory.
As these APIs are consumed in the manufacture of our products, the value of the API involved is transferred from raw materials to finished goods.
Consigned inventory represents Authorized Generic inventory stored with our partner until shipment to their customers.
At March 31, 2026 and December 31, 2025, the Company's net inventories consisted of the following:

	March 31, 2026	December 31, 2025

Raw materials and work in process	$10,061,130	$9,832,293
Finished goods	5,268,211	5,646,315
Total inventories	15,329,341	15,478,608
Less non-current inventories	(9,875,505)	(9,253,090)
Total inventories classified as current	$5,453,836	$6,225,518
At March 31, 2026 and December 31, 2025, the Company's non-current inventories consisted of the following:

	March 31, 2026	December 31, 2025

Vibativ raw materials	$5,557,928	$4,883,895
Kristalose raw materials	2,263,417	2,261,500
Vaprisol raw materials	1,171,603	1,171,603
Sancuso raw materials	615,873	656,667
Acetadote raw materials	23,137	24,152
Ifetroban raw materials	40,878	40,879
Kristalose finished Ggoods	107,527	85,204
Vibativ finished goods	—	16,429
Caldolor finished goods	95,142	112,761
Total inventories classified as non-current	$9,875,505	$9,253,090

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
Also included within the right-of-use assets are start up expenditures related to new supply agreements with Nephron Pharmaceuticals Corporation ("Nephron") for our Vaprisol product, Kindos Pharmaceuticals Co., Ltd. ("Kindos") for our Vibativ and Acetadote products and Recipharm Pharmaservices Pvt. Ltd ("Recipharm") for our ifetroban study drug. These expenditures are classified as embedded leases resulting in right-of-use assets with the carrying value being reduced straight-line over the life of the contracts. As of March 31, 2026, the right-of-use assets for Nephron, Kindos and Recipharm were $0.6 million, $1.2 million and $1.2 million, respectively, and are included in the total right-of-use assets of $7.6 million.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 8.7 years and 8.9 years at March 31, 2026 and December 31, 2025, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.35% and 9.36% at March 31, 2026 and December 31, 2025, respectively.

Lease Position
At March 31, 2026 and December 31, 2025, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$7,618,720	$8,343,832

Lease Liabilities	March 31, 2026	December 31, 2025
Operating lease current liabilities	$485,162	$467,774
Operating lease non-current liabilities	4,343,892	4,471,965
Total	$4,829,054	$4,939,739

As of March 31, 2026, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at March 31, 2026	Operating Leases
2026	$684,558
2027	934,180
2028	740,791
2029	650,766
2030	667,049
After 2030	3,529,586
7,206,930
Less: Interest	2,377,876
Present value of lease liabilities	$4,829,054
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended March 31,
	2026	2025
Rent expense	$344,165	$354,752

Sublease income	$163,850	$158,629

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the three months ended March 31, 2026 and March 31, 2025, the Company repurchased 20,245 and 53,837 shares of common stock for $0.1 million and approximately $0.2 million, respectively. At March 31, 2026, there remains approximately $2.1 million available under the current repurchase program for common share repurchases.
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
Restricted Share Grants and Incentive Stock Options
During the three months ended March 31, 2026 and March 31, 2025, the Company issued 37,250 shares and 35,110 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the three months ended March 31, 2026 and March 31, 2025, the Company also issued 173,000 and 177,100 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2036 and 2035, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the three months ended March 31, 2026 and 2025, stock compensation expense was $0.1 million for each period. For the three months ended March 31, 2026 and 2025, we recorded a credit of $6,229 and $3,503, respectively, to stock compensation expense related to the forfeiture of unvested incentive stock options.

Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement (the "Loan Agreement") with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit was up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It had a 3-year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus 2.75%. Cumberland was initially subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
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
As of March 31, 2026 and December 31, 2025, the Company had $5.2 million in borrowings outstanding under its revolving credit facility. The applicable interest rate under the Loan Agreement was 6.375% at March 31, 2026.
(7) INCOME TAXES
As of March 31, 2026, the Company had approximately $52.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. The Company expects it will continue to pay minimal income taxes during 2026 and beyond, through the continued utilization of these net operating loss carryforwards, on any taxable income generated from our operations.
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

Balance at December 31, 2025	$3,630,598
Cash payment of royalty during the period	(554,410)
Change in fair value of contingent consideration included in operating expenses	(107,096)
Contingent consideration earned and accrued in operating expenses	359,640
Balance at March 31, 2026	$3,328,732

The contingent consideration liability of $3.3 million was accounted for as $1.7 million of other current liabilities and $1.6 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2026.

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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2025	$1,273,000
Cash payment of milestones and royalty during the period	(147,890)
Change in fair value of contingent consideration included in operating expenses	(121,869)
Contingent consideration earned and accrued in operating expenses	146,432
Balance at March 31, 2026	$1,149,673

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.1 million was accounted for as $0.7 million of current liabilities and $0.4 million of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2026.
RediTrex
On July 12, 2022, Cumberland entered into an amendment to an agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

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
The following table summarizes selected financial information of the Company’s single operating segment for the three months ended March 31, 2026 and 2025 .

	Three months ended March 31, 2026
	2026	2025
Net revenues	$9,131,317	$11,713,055
Costs and expenses:
Cost of products sold	1,933,889	1,425,714
Selling and marketing	5,064,875	4,231,980
Research and development	1,458,436	1,295,076
General and administrative	2,554,475	2,463,008
Amortization	1,248,934	1,005,330
Segment operating expenses	12,260,609	10,421,108
Operating income (loss)	(3,129,292)	1,291,947
Interest income	78,031	125,709
Interest expense	(85,839)	(163,802)
Income (loss) before income taxes	(3,137,100)	1,253,854
Income tax expense	(3,871)	(5,670)
Co-commercialization investment loss	(146,080)	—
Net income (loss)	$(3,287,051)	$1,248,184

(12) SUBSEQUENT EVENT
On April 22, 2026, Cumberland entered into a strategic transaction (the “Transaction”) to integrate its commercial products with the U.S. branded business of an affiliate of Apotex Inc., a corporation incorporated under the laws of the Province of Ontario (“Apotex”), in exchange for $100,000,000 payable at the closing of the Transaction. Through the Transaction, Apotex will create a U.S. branded pharmaceutical platform to build upon, by delivering specialty medicines that improve the quality of patient care. The Transaction will be effected through an Asset Purchase Agreement whereby Apotex will acquire specified assets, including inventory, relating to the Company’s FDA-approved products, which consist of Acetadote®, Caldolor®, Kristalose®, Sancuso®, Vaprisol® and Vibativ®, as well as the Company’s certain product related equity interests. Cumberland will retain the assets associated with Cumberland Emerging Technologies, Inc. and the Company’s ifetroban product candidates, which the Company intends to continue to develop following the closing of the Transaction.
Additionally, Apotex agreed that, in the event, that prior to the two-year anniversary of the closing of the Transaction, Apotex, or its affiliates is awarded a contract by the United States Department of Health and Human Services (or any division thereof) for the supply of Vibativ for certain specified uses, then Apotex must provide a milestone payment to the Company, subject to the terms and conditions set forth in the Agreement, including the achievement of certain net sales associated with such contract. At the closing of the Transaction, Cumberland intends to enter into a transition services agreement with Apotex, pursuant to which Cumberland will provide Apotex and its affiliates certain transition services following the date of the closing of the Transaction in accordance with the terms and conditions set forth in the transition services agreement. As consideration for the provision of the transition services, Apotex and its affiliates will pay Cumberland $150,000 per month plus reimbursement of certain pre-approved pass-through costs. In addition to the Asset Purchase Agreement, Apotex will also make a one-time payment to Cumberland on the one-year anniversary of the closing of the Transaction to reimburse Cumberland for finished goods inventory received by Apotex in the Transaction in an aggregate amount of $9 million, less finished goods inventory sold by Cumberland on behalf of Apotex under the transition services agreement to be entered into in connection with the closing of the Transaction. A complete estimate of this subsequent event’s financial impact cannot be made at this time.
The Transaction has been unanimously approved by the Company’s board of directors (the “Board”). The affirmative vote of the holders of a majority of all outstanding shares of the Company’s stock entitled to vote on the proposal, in person or by proxy, is required to approve the Transaction. The Board has recommended that the Company’s shareholders vote in favor of the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; our ability to continue to acquire branded products; product sales; management of our growth and integration of our acquisitions and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" of our Annual Report on Form 10-K for the year ended December 31, 2025, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

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

GROWTH STRATEGY
Cumberland’s current growth strategy, prior to closing the transaction with Apotex Inc., involves maximizing the potential of our existing brands, while continuing to build a portfolio of differentiated products. We currently own rights to seven products approved by the FDA in the United States. We have also established international partnerships to bring our medicines to patients in other countries.
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
•Managing our operations with financial discipline. We continually work to manage our expenses in line with our revenues to deliver positive cash flow from operations. We also seek to maintain favorable gross margins and a strong balance sheet.

RECENT DEVELOPMENTS
Strategic Transaction
We recently announced a Strategic Transaction with Apotex, the largest Canadian-based pharmaceutical company to integrate our branded U.S. commercial businesses. Under the terms of the agreement, Apotex will acquire our portfolio of FDA-approved brands for $100 million in cash consideration, subject to our shareholders’ approval and certain other customary closing conditions.
Apotex agreed that, in the event, that prior to the two-year anniversary of the closing of the Transaction, Apotex, or its affiliates is awarded a contract by the United States Department of Health and Human Services (or any division thereof) for the supply of Vibativ for certain specified uses, then Apotex must provide a milestone payment to the Company, subject to the terms and conditions set forth in the Agreement, including the achievement of certain net sales associated with such contract. At the closing of the Transaction, Cumberland intends to enter into a transition services agreement with Apotex, pursuant to which Cumberland will provide Apotex and its affiliates certain transition services following the date of the closing of the Transaction in accordance with the terms and conditions set forth in the transition services agreement. As consideration for the provision of the transition services, Apotex and its affiliates will pay Cumberland $150,000 per month plus reimbursement of certain pre-approved pass-through costs. In addition to the Asset Purchase Agreement, Apotex will also make a one-time payment to Cumberland on the one-year anniversary of the closing of the Transaction to reimburse Cumberland for finished goods inventory received by Apotex in the Transaction in an aggregate amount of $9 million, less finished goods inventory sold by Cumberland on behalf of Apotex under the transition services agreement to be entered into in connection with the closing of the Transaction.
This Transaction is designed to unlock value and sharpen our focus on advancing our pipeline of differentiated product candidates designed to address unmet medical needs. Following the closing of the Transaction, we will retain our development programs, as well as our majority ownership in Cumberland Emerging Technologies. This positions Cumberland to then operate with the profile of a development-stage biopharmaceutical organization.
Fast Track Designation from the FDA
During the first quarter of 2026, the FDA granted Fast Track Designation for our ifetroban candidate product, targeting a fatal form of heart disease in Duchenne muscular dystrophy (DMD) patients.
This designation is intended to accelerate the development and review of therapies addressing serious conditions with unmet medical needs. Importantly, it allows for more frequent FDA interaction, rolling data submissions and earlier guidance throughout the approval process. The program previously received both Orphan Drug and Rare Pediatric Disease designations from the FDA.
U.S. Promotional Launch of Talicia®
In February 2026, we announced the launch of our national sales promotion for Talicia, under our co-commercialization agreement with Talicia Holding Inc., which we jointly own with RedHill Biopharma. Under this agreement, we assumed responsibility for the distribution and sales promotion of the brand in the U.S.
As part of the launch, we are utilizing our existing field sales division which also promotes Kristalose, with supporting marketing initiatives designed to increase awareness among gastroenterologists and other prescribers.
New Sancuso® Website
In March 2026, we announced the launch of the new Sancuso website, which is designed to provide health care professionals and patients with enhanced access to educational resources, clinical information and expert insights related to the prevention of chemotherapy-induced nausea and vomiting. The website also features the brand’s key message: “Sancuso – the Difference between Life and Living”.

Expanded Indication for Caldolor®
In April 2026, we announced approval from the FDA for an expanded indication for Caldolor. The indication now includes the management of postoperative pain. This approval enhances the clinical utility of Caldolor and supports its role in non-opioid, and opioid-sparing pain management strategies.
With this update, Caldolor is indicated for use in adult and pediatric patients ages 3 months and older for:
•Management of mild to moderate pain, including postoperative pain
•Management of moderate to severe pain, including postoperative pain, as an adjunct to opioid analgesics
•Reduction of fever
This expanded labeling further broadens Caldolor’s use across perioperative and acute care settings.
Tariffs
On April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act of 1962, significantly imposing new tariffs on patented pharmaceuticals and pharmaceutical ingredients. We are carefully assessing how these new rules may affect our operations and supply chains. It appears that the tariffs will not apply to our products that are not patented, and that our products originating in Europe and India may involve a low tariff rate based on trade agreements between the U.S. and those countries.
Summary
We have entered an exciting time for our Company. While we continue to operate our commercial business, we are also planning to implement the transformational transaction with Apotex, following a decision by our shareholders to approve it and satisfaction of the other conditions to closing. We look forward to the opportunity to increase the focus on our pipeline of new medicines that address unmet medical needs for patients.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Please see a discussion of our critical accounting policies and significant judgments and estimates in Note 1 to the Company's Condensed Consolidated Financial Statements accompanying this report and the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change
Net revenues	$9,131,317	$11,713,055	$(2,581,738)
Costs and expenses:
Cost of products sold	1,933,889	1,425,714	508,175
Selling and marketing	5,064,875	4,231,980	832,895
Research and development	1,458,436	1,295,076	163,360
General and administrative	2,554,475	2,463,008	91,467
Amortization	1,248,934	1,005,330	243,604
Total costs and expenses	12,260,609	10,421,108	1,839,501
Operating income (loss)	(3,129,292)	1,291,947	(4,421,239)
Interest income	78,031	125,709	(47,678)
Interest expense	(85,839)	(163,802)	77,963
Income (loss) before income taxes	(3,137,100)	1,253,854	(4,390,954)
Income tax expense	(3,871)	(5,670)	1,799
Co-commercialization investment loss	(146,080)	—	(146,080)
Net income (loss)	$(3,287,051)	$1,248,184	$(4,535,235)

The following table summarizes net revenues by product for the periods presented:

	Three months ended March 31,
	2026	2025	Change
Products:
Sancuso	2,928,634	2,256,294	672,340
Vibativ	2,118,295	1,378,066	740,229
Talicia	1,916,481	—	1,916,481
Kristalose	981,483	3,484,310	(2,502,827)
Caldolor	965,564	1,307,439	(341,875)
Acetadote	51,981	151,651	(99,670)
Vaprisol	517	(600)	1,117
Omeclamox-Pak	1	(5,387)	5,388
RediTrex	(489)	(347)	(142)
Other revenue	168,850	3,141,629	(2,972,779)
Total net revenues	$9,131,317	$11,713,055	$(2,581,738)
Net revenues. The total net revenues for the three months ended March 31, 2026, were $9.1 million compared to $11.7 million for the three months ended March 31, 2025. However, the 2025 revenues included a $3.0 million milestone payment associated with the approval of Vibativ in China.
Sancuso revenue was $2.9 million for the first quarter of 2026, compared to $2.3 million for the first quarter of 2025 primarily due to higher sales volume of the product.
Vibativ revenue was $2.1 million for the three months ended March 31, 2026, compared to $1.4 million for the same prior year period, due to higher sales volumes, including growing shipments of the product's 4-Pak presentation.

Talicia revenue was $1.9 million for the three months ended March 31, 2026. Shipments of the brand began in October 2025, and therefore there were no product sales during the prior year period.
Kristalose revenue was $1.0 million for the first quarter of 2026 compared to $3.5 million for the same period in the prior year. The decrease was the result of lower sales volume primarily due to the timing of shipments to one of our co-promotion partners, in addition to increased generic substitution.
Caldolor revenue was $1.0 million for the first quarter of 2026, compared to $1.3 million for the first quarter of 2025. The decrease was primarily due to the timing of international shipments for the product.
Acetadote revenue includes net sales of our Acetadote brand and our share of net sales from our Authorized Generic. During the first quarter of 2026, there was a decrease of $0.1 million in the product's revenue when compared to the prior year period due to being out of inventory for both presentations of the product.
There was no Vaprisol revenue for the three months ended March 31, 2026 as Cumberland is currently out of inventory of the product as we await FDA approval on a new manufacturer. The amount represents adjustments of deductions from previous sales of the product.
Other revenue was $0.2 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. The decrease was primarily due to a milestone payment received in the first quarter of 2025.
Cost of products sold. The cost of products sold for the first quarter of 2026 and 2025 were $1.9 million and $1.4 million, respectively. Cost of products sold, as a percentage of net revenues, were 21.2% during the three months ended March 31, 2026, compared to 12.2% during the three months ended March 31, 2025. The percentage increase is primarily due to the impact of a $3.0 million milestone payment received in 2025.
Selling and marketing. The selling and marketing expenses for the first quarter of 2026 and 2025, were $5.1 million and $4.2 million, respectively. The increase is primarily due to the costs associated with the addition of Talicia.
Research and development. The research and development costs for the three months ended March 31, 2026 and 2025, were $1.5 million and $1.3 million, respectively. A portion of our research and development costs is variable based on the number of trials, study sites, number of patients and the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expense for the first quarter of 2026 was $2.6 million similar to $2.5 million for the same period in 2025.

The components of the statements of operations discussed above reflect the following impacts from Vibativ:

Financial Impact of Vibativ	Three months ended March 31,
	2026	2025
Net revenue (1)	$2,118,295	$4,353,066
Cost of products sold (2)	608,984	248,441
Royalty and operating expenses	560,062	510,676
Vibativ contribution	$949,249	$3,593,949
(1) Net revenue for 2025 includes $2,975,000 related to a milestone payment received.
(2) The Vibativ inventory included in the costs of product sold during the period was acquired and paid for by Cumberland as part of the acquisition of the brand during 2018.
The components of the statements of operations discussed above reflect the following impacts from Sancuso:

Financial Impact of Sancuso	Three months ended March 31,
	2026	2025
Net revenue	$2,928,634	$2,256,294
Cost of products sold	131,506	143,976
Royalty and operating expenses	910,861	929,817
Sancuso contribution	$1,886,267	$1,182,501
Amortization. The amortization expense is the ratable use of our capitalized intangible assets including product and license rights, patents, trademarks and patent defense costs. Amortization for the three months ended March 31, 2026 and 2025, totaled approximately $1.2 million and $1.0 million, respectively.
Income taxes. The income tax expense for the three months ended March 31, 2026, and for the three months ended March 31, 2025 was minimal for each year.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the three months ended March 31, 2026 and 2025.

Research and Development Expenses	Three months ended March 31,
	2026	2025
External research and development expenses
Clinical development	$500,745	$412,222
Regulatory expenses	408,208	357,700
Other external	15,799	13,674
Total external expenses	924,752	783,596
Internal research and development expenses
Personnel costs	477,594	456,006
Other internal	56,090	55,474
Total internal expenses	533,684	511,480
Total research and development expenses	$1,458,436	$1,295,076

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
The following table summarizes our liquidity and working capital as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$11,007,245	$11,444,693

Working capital (current assets less current liabilities)	$(1,698,794)	$315,348
Current ratio (multiple of current assets to current liabilities)	1.0	1.0

Revolving line of credit availability	$9,759,267	$9,759,267
The following table summarizes our net changes in cash and cash equivalents for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$387,025	$3,898,517
Investing activities	(61,173)	(1,228,186)
Financing activities	(763,300)	(5,526,102)
Net decrease in cash and cash equivalents	$(437,448)	$(2,855,771)
The net $0.4 million decrease in cash and cash equivalents for the three months ended March 31, 2026, was primarily attributable to $0.8 million of cash used in financing activities and $0.1 million of cash used in investing activities, partially offset by $0.4 million of cash provided by operating activities.
Cash provided by operating activities totaled $0.4 million for the three months ended March 31, 2026, primarily due to a $2.7 million decrease in accounts receivable, a $1.3 million increase in depreciation and amortization expense, a $0.7 million decrease in inventory and a $0.4 million decrease in other assets. These cash inflow items were partially offset by the $3.3 million net loss and $1.3 million due to a decrease in accounts payable and other current liabilities.
Cash used in investing activities totaled $0.1 million which was the result of an increase in cash surrender value of life insurance policies and additions to intangible assets.
Cash used in financing activities totaled $0.8 million for the three months ended March 31, 2026, primarily due to $0.7 million for cash settlement of contingent consideration and $0.1 million in cash used to repurchase shares of our common stock.
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

Debt Agreement
On September 5, 2023, the Company entered into a new Revolving Credit Loan Agreement with Pinnacle Bank. This facility provides for an aggregate principal funding amount of up to $25 million. The initial revolving line of credit was up to $20 million, with the ability for Cumberland to increase the amount to $25 million, under certain conditions. It had a three year term expiring on October 1, 2026. The interest rate is based on Benchmark (Term SOFR) plus 2.75%. Cumberland was subject to one financial covenant, the maintenance of a Funded Debt Ratio, determined on a quarterly basis. Borrowings under the line of credit are collateralized by substantially all of our assets.
On May 6, 2024, the Company entered into a First Amendment to the Loan Agreement which provided an alternative to the financial covenant by delivering to the lender a borrowing base certificate and complying with certain borrowing base requirements which set forth a maximum revolver amount equal to the lessor of (a) up to $20 million or (b) the sum of the Company's cash balances and eligible accounts receivable.
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
OFF-BALANCE SHEET ARRANGEMENTS
During the three months ended March 31, 2026 and 2025, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at March 31, 2026.
The interest rate risk related to borrowings under our line of credit was based on Term SOFR plus an interest rate spread. The pricing under the Loan Agreement provides for an interest rate spread of 1.75% to 2.75% above Term SOFR with a minimum Term SOFR of 0.90%. The applicable interest rate under the Loan Agreement was 6.375% at March 31, 2026. As of March 31, 2026, we had $5.2 million in borrowings outstanding under our revolving credit facility.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2026 and 2025. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.

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
During the three months ended March 31, 2026, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
Not applicable.
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
The following table summarizes the activity, by month, during the three months ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
January	—		—	—	—
February	—		—	—	—
March	20,245	(1)	$3.01	20,245	$61,000.99
Total	20,245
(1) 20,245 shares were repurchased directly in private purchases at the then-current fair market value of common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

No.		Description

10.1#
Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between A.J. Kazimi and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 9, 2026.

10.2#
Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Jim Herman and Cumberland Pharmaceuticals Inc. incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 9, 2026.

10.3#
Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Todd Anthony and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 9, 2026.

10.4#
Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between Chris Bitterman and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 9, 2026.

10.5#
Employment Agreement dated March 4, 2026, effective as of January 1, 2026, by and between John M. Hamm and Cumberland Pharmaceuticals Inc., incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-33637) as filed with the SEC on March 9, 2026.

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

Cumberland Pharmaceuticals Inc.

Date:	May 8, 2026	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer