Form 10-Q
period 2026-06-30
CUMBERLAND PHARMACEUTICALS INC
filed 2026-08-07
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,983,107 shares of common stock as of August 4, 2026.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,862,402	$11,444,693
Accounts receivable, net	13,419,594	16,944,780
Inventories, net	29,935	29,935
Prepaid and other current assets	675,993	654,166
Current assets held for sale/related to discontinued operations	15,653,221	7,986,693
Total current assets	33,641,145	37,060,267
Non-current inventories	40,879	40,879
Property and equipment, net	248,808	264,724
Intangible assets, net	43,804	53,621
Operating lease right-of-use assets	7,281,280	5,781,728
Other assets	3,171,623	2,973,378
Assets held for sale/related to discontinued operations	18,452,155	30,649,395
Total assets	$62,879,694	$76,823,992
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,554,251	$18,567,546
Operating lease current liabilities	503,016	467,774
Pre-close accrued liabilities	7,518,645	7,774,143
Other current liabilities	2,242,122	2,855,952
Current liabilities held for sale/related to discontinued operations	5,375,104	7,079,504
Total current liabilities	35,193,138	36,744,919
Revolving line of credit - long term	—	5,240,733
Operating lease non-current liabilities	4,211,168	4,471,965
Other long-term liabilities	3,981,224	3,626,875
Liabilities held for sale/related to discontinued operations	2,387,716	2,195,278
Total liabilities	45,773,246	52,279,770
Equity:
Shareholders’ equity:
Common stock— no par value; 100,000,000 shares authorized; 14,983,107 and 14,956,627 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	51,808,088	51,684,381
Accumulated deficit	(34,370,075)	(26,804,059)
Total shareholders’ equity	17,438,013	24,880,322
Noncontrolling interests	(331,565)	(336,100)
Total equity	17,106,448	24,544,222
Total liabilities and equity	$62,879,694	$76,823,992

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues from continuing operations	$166,458	$380,797	$330,308	$547,425
Costs and expenses:
Research and development	772,162	837,401	1,538,007	1,522,188
General and administrative	2,547,606	2,657,146	4,870,980	4,855,889
Amortization	7,151	5,769	14,152	11,844
Total costs and expenses	3,326,919	3,500,316	6,423,139	6,389,921
Operating loss	(3,160,461)	(3,119,519)	(6,092,831)	(5,842,496)
Interest income	60,884	127,489	138,915	253,198
Interest expense	(724)	(471)	(790)	(4,863)
Loss before income taxes	(3,100,301)	(2,992,501)	(5,954,706)	(5,594,161)
Income tax expense	(3,870)	(5,671)	(7,741)	(11,341)
Net loss from continuing operations	(3,104,171)	(2,998,172)	(5,962,447)	(5,605,502)
Net income (loss) from discontinued operations	(1,170,259)	2,262,965	(1,599,034)	6,118,479
Net income (loss)	(4,274,430)	(735,207)	(7,561,481)	512,977
Net income (loss) at subsidiary attributable to noncontrolling interests	(1,947)	(5,533)	(4,535)	3,351
Net income (loss) attributable to common shareholders	$(4,276,377)	$(740,740)	$(7,566,016)	$516,328
Income (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.21)	$(0.20)	$(0.40)	$(0.37)
- Discontinued operations - basic	(0.08)	0.15	(0.11)	0.41
	$(0.29)	$(0.05)	$(0.51)	$0.03

- Continuing operations - diluted	$(0.21)	$(0.20)	$(0.40)	$(0.37)
- Discontinued operations - diluted	(0.08)	0.15	(0.11)	0.41
	$(0.29)	$(0.05)	$(0.51)	$0.03
Weighted-average shares outstanding
- basic	14,981,607	14,960,596	14,970,968	14,951,609
- diluted	14,981,607	14,960,596	14,970,968	14,951,609

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(7,561,481)	$512,977
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	71,619	77,769
Amortization of operating lease right-of-use asset	481,323	481,323
Share-based compensation	184,708	154,898
Increase in cash surrender value of life insurance policies over premiums paid	(166,262)	(40,507)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	3,525,186	1,384,555
Inventories, net	—	101,653
Other current assets and other assets	(42,941)	(259,885)
Operating lease liabilities	(452,202)	(440,442)
Accounts payable and other current liabilities	108,230	(2,621,548)
Other long-term liabilities	354,349	(50,763)
Net cash provided by (used in) operating activities from continuing operations	(3,497,471)	(699,970)
Discontinued operations	4,053,236	5,442,288
Net cash provided by operating activities	555,765	4,742,318
Cash flows from investing activities:
Additions to property and equipment	(38,283)	(74,116)
Investment in cash surrender value of life insurance policies	(42,018)	—
Net (increase) decrease of investment in manufacturing	(1,754,228)	—
Additions to intangible assets	(7,603)	(10,526)
Net cash used in investing activities from continuing operations	(1,842,132)	(84,642)
Discontinued operations	(145,459)	(857,680)
Net cash used in investing activities	(1,987,591)	(942,322)
Cash flows from financing activities:
Proceeds from ATM offering, net	—	5,266,334
Payments on line of credit	(5,240,733)	(10,035,437)
Payments made in connection with repurchase of common shares	(61,001)	(253,039)
Net cash used in financing activities from continuing operations	(5,301,734)	(5,022,142)
Discontinued operations	(848,731)	(654,757)
Net cash used in financing activities	(6,150,465)	(5,676,899)
Net decrease in cash and cash equivalents	(7,582,291)	(1,876,903)
Cash and cash equivalents at beginning of period	$11,444,693	$17,964,184
Cash and cash equivalents at end of period	$3,862,402	$16,087,281
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,213	—	—	74,213
Repurchase of common shares	(53,837)	(243,705)	—	—	(243,705)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619
Share issuances	—	—	—	—	—
Share-based compensation	600	80,685	—	—	80,685
Repurchase of common shares	(1,800)	(7,170)	—	—	(7,170)
Net income (loss)	—	—	(740,740)	5,533	(735,207)
Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2025	14,956,627	$51,684,381	$(26,804,059)	$(336,100)	$24,544,222
Share-based compensation	46,725	106,842	—	—	106,842
Repurchase of common shares	(20,245)	(61,001)	—	—	(61,001)
Net income (loss)	—	—	(3,289,639)	2,588	(3,287,051)
Balance, March 31, 2026	14,983,107	$51,730,222	$(30,093,698)	$(333,512)	$21,303,012

Balance, March 31, 2026	14,983,107	$51,730,222	$(30,093,698)	$(333,512)	$21,303,012
Share-based compensation	—	77,866	—	—	77,866
Net income (loss)	—	—	(4,276,377)	1,947	(4,274,430)
Balance, June 30, 2026	14,983,107	51,808,088	(34,370,075)	(331,565)	17,106,448

See accompanying Notes to Condensed Consolidated Financial Statements

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) ORGANIZATION AND BASIS OF PRESENTATION
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us," or "our"), is an innovation-focused biopharmaceutical company developing new product candidates for rare diseases and other serious conditions. Following the completion of a Strategic Transaction to integrate our commercial brands and organization with Apotex, Cumberland has increased its focus on advancing its proprietary pipeline addressing poorly met medical needs with large potential market opportunities.
Cumberland's growth strategy is centered on creating long-term shareholder value by advancing its proprietary line of differentiated product candidates, leveraging our existing partnerships, while maintaining financial discipline.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2025, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Discontinued Operations
On April 22, 2026, the Company entered into an Asset Purchase Agreement (the "Apotex Agreement") with Apotex Inc. and certain affiliates ("Apotex"). Under the Apotex Agreement, the Apotex affiliates will integrate the specified assets relating to the Company’s FDA-approved products and certain product-related equity interests for cash consideration of $100,000,000 at closing, together with up to $9,000,000 for inventory reimbursement and approximately $2,000,000 for transaction services over the 12 months following closing. On July 1, 2026, the Company completed the closing of the strategic transaction ("Strategic Transaction") with Apotex, pursuant to the Apotex Agreement.
Cumberland has retained its robust portfolio of innovative product candidates and its majority ownership position in Cumberland Emerging Technologies Inc. Following the closing, Cumberland will focus its resources on developing ifetroban, a potent thromboxane antagonist currently being studied across clinical programs targeting serious rare and progressive diseases.
In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations and disclosed in the notes to financial statements. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations. For additional information, see Note 13, Discontinued Operations.
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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("Update 2023-09"), which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in Update 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. Update 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted Update 2023-09 effective for the year ended December 31, 2025 on a prospective basis, with no material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures, but do not expect the adoption of Update 2024-03 to result in a change in recognition or measurement of expenses within our consolidated financial statements.
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
Operating Segments
The Company operates its business as one operating segment focused on innovation and development of new product candidates. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker ("CODM"), or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company has concluded that our new product candidates have similar approval processes with the FDA and similar circumstances.
Following the closing of the Strategic Transaction, the Company does not generate product-related revenues. The CODM utilizes consolidated net income (loss) as the primary measure of segment profit and loss to evaluate performance and allocate capital. Because the Company operates in a single operating segment, the segment metrics, significant segment expenses, and total segment assets are consistent with the consolidated financial statements and are further detailed in Part II - Results of Operations. Non-operating investment income generated from the proceeds of the commercial divestiture is managed centrally at the corporate level and is excluded from the CODM’s evaluation of core portfolio performance.

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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(4,276,377)	$(740,740)
Denominator:
Weighted-average shares outstanding – basic	14,981,607	14,960,596
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,981,607	14,960,596

	Six months ended June 30,
	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(7,566,016)	$516,328
Denominator:
Weighted-average shares outstanding – basic	14,970,968	14,951,609
Dilutive effect of other securities	—	—
Weighted-average shares outstanding – diluted	14,970,968	14,951,609
As of June 30, 2026 and 2025, restricted stock awards and options to purchase 666,906 and 753,089 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
The Company accounts for revenues from contracts with customers under ASC 606.
The Company’s net revenues consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Products:
Talicia	$2,349,890	$—	$4,266,370	$—
Sancuso	1,816,737	3,119,112	4,745,372	4,079,920
Vibativ	1,738,887	2,701,854	3,857,183	6,238,609
Kristalose	1,061,442	2,754,299	2,042,926	5,375,405
Caldolor	1,474,288	1,588,293	2,439,852	2,895,733
Acetadote	136,661	193,544	188,643	345,195
Vaprisol	—	(14,621)	518	(15,221)
Omeclamox-Pak	—	(752)	—	(6,139)
RediTrex	1,802	3,244	1,311	2,897
Other revenue	221,534	492,390	390,384	3,634,019
Total revenue	8,801,241	$10,837,363	17,932,559	22,550,418
Less discontinued operations	(8,634,783)	$(10,456,566)	$(17,602,251)	$(22,002,993)
Revenue from continuing operations	$166,458	$380,797	$330,308	$547,425

On July 1, 2026, the Company completed the closing of the Strategic Transaction with Apotex selling these branded products. We are classifying the revenues from these branded products as discontinued operations.
For the three and six months ended June 30, 2026 and 2025, the amounts noted with regard to Vaprisol, Omeclamox-Pak and RediTrex, resulted from routine sales deduction adjustments of these products which had no sales for the periods represented.
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
Other revenues also include lease income generated by CET’s Life Sciences Center, which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Footnote 5 - Leases, was approximately $0.2 million for the three months ended June 30, 2026 and 2025, and $0.3 million for the six months ended June 30, 2026 and 2025.

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
The Company continually evaluates inventory for potential losses due to excess, obsolete or slow-moving goods by comparing sales history and projections to the inventory on hand. When evidence indicates that the carrying value may not be recoverable, a charge is taken to reduce the inventory to its current net realizable value. At June 30, 2026 and December 31, 2025, there were no cumulative net realizable value charges for potential obsolescence and discontinuance losses necessary.
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
As of June 30, 2026, all inventories were classified as current due to the Strategic Transaction with Apotex closing on July 1, 2026. All branded product related inventory is included in discontinued operations with only the ifetroban study drug representing the current inventory on hand.
At June 30, 2026 and December 31, 2025, the Company's net inventories consisted of the following:

	June 30, 2026	December 31, 2025

Raw materials and work in progress	$9,679,198	$9,832,293
Finished goods	4,932,630	5,646,315
Total	14,611,828	15,478,608
Non-current inventory	(40,879)	(40,879)
Total Inventory	14,570,949	15,437,729
Discontinued operations	(14,541,014)	(15,407,794)
Net inventory from continuing operations	$29,935	$29,935
At June 30, 2026 and December 31, 2025, the Company's non-current inventories consisted of the following:

	June 30, 2026	December 31, 2025

Ifetroban raw materials	40,879	40,879
Total non-current inventories classified as continuing operations	$40,879	$40,879

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
As of June 30, 2026, the right-of-use assets for Nephron and Kindos were $0.5 million and $1.9 million. These assets relate to manufacturing for Vaprisol, Acetadote and Vibativ and are classified as discontinued operations. In addition, the right-of-use assets for Recipharm were $2.8 million. These assets relate to ifetroban manufacturing and are classified in continuing operations.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 8.5 years and 8.9 years at June 30, 2026 and December 31, 2025, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.34% and 9.36% at June 30, 2026 and December 31, 2025, respectively.

Lease Position
At June 30, 2026 and December 31, 2025, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$7,281,280	$5,781,728

Lease Liabilities	June 30, 2026	December 31, 2025
Operating lease current liabilities	$503,016	$467,774
Operating lease non-current liabilities	4,211,168	4,471,965
Total	$4,714,184	$4,939,739

As of June 30, 2026, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at June 30, 2026	Operating Leases
2026	$457,707
2027	934,181
2028	740,791
2029	650,766
2030	667,049
After 2030	3,529,586
6,980,080
Less: Interest	2,265,896
Present value of lease liabilities	$4,714,184
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Rent expense	$358,961	$363,583	$703,126	$718,335

Sublease income	$166,458	$162,797	$330,308	$321,426

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established the current $10 million repurchase program to replace the prior authorizations. During the six months ended June 30, 2026 and June 30, 2025, the Company repurchased 20,245 and 55,637 shares of common stock for approximately $0.1 million and $0.3 million, respectively. At June 30, 2026, there remains approximately $2.1 million available under the current repurchase program for common share repurchases.
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
Restricted Share Grants and Incentive Stock Options
During the six months ended June 30, 2026 and June 30, 2025, the Company issued 37,250 shares and 35,110 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the six months ended June 30, 2026 and June 30, 2025, the Company also issued 173,000 and 179,500 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2036 and 2035, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the six months ended June 30, 2026 and 2025, stock compensation expense was $0.2 million for each period. For the six months ended June 30, 2026 and 2025, we recorded a credit of $19,600 and $5,973, respectively, to stock compensation expense related to the forfeiture of unvested incentive stock options.

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
On November 18, 2025, the Company entered into the First Amendment to the Revolving Credit Note and Second Amendment to the Loan Agreement. The Amendment provides for a principal available for borrowing of up to $15 million. The Company has the right to request an increase of up to an additional $10 million. The aggregate principal funding amount remains unchanged of up to $25 million. The Company is subject to a financial covenant, maintenance of a Minimum Fixed Charge Coverage Ratio determined on a quarterly basis, along with Borrowing Base Requirements, as defined. The Amendment extends the maturity date to October 1, 2027.
On June 29, 2026, in connection with the closing of the Strategic Transaction with Apotex, Cumberland terminated and repaid in full all outstanding obligations, approximately $5.2 million, due under the Loan Agreement dated as of September 5, 2023. In connection with the termination and repayment in full of all outstanding obligations under the Loan Agreement, all related liens and security interests were terminated, discharged and released.
As of December 31, 2025, the Company had $5.2 million in borrowings outstanding under its revolving credit facility.
(7) INCOME TAXES
As of June 30, 2026, the Company had approximately $52.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options. These have historically been used to significantly offset income tax obligations. For the tax year 2026, the Company expects to utilize these net operating loss carryforwards to offset the tax liability associated with the taxable gain resulting from closing the Strategic Transaction with Apotex.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the tax provisions in the current period.
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

Balance at December 31, 2025	$3,630,598
Cash payment of royalty during the period	(554,410)
Change in fair value of contingent consideration included in operating expenses	(259,315)
Contingent consideration earned and accrued in operating expenses	565,583
Balance at June 30, 2026	$3,382,456

The contingent consideration liability of $3.4 million was accounted for as $1.4 million of other current liabilities and $2.0 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2026. As these liabilities pertain to Vibativ, they are classified as discontinued operations.

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
The following table presents the changes in the fair value of the contingent consideration liability that is remeasured on a recurring basis.

Balance at December 31, 2025	$1,273,000
Cash payment of milestones and royalty during the period	(294,321)
Change in fair value of contingent consideration included in operating expenses	(188,908)
Contingent consideration earned and accrued in operating expenses	237,269
Balance at June 30, 2026	$1,027,040

The contingent consideration liability earned and accrued in operating expenses is paid to Kyowa Kirin quarterly. The contingent consideration liability of $1.0 million was accounted for as $0.6 million of current liabilities and $0.4 million of other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2026. As these liabilities pertain to Sancuso, they are classified as discontinued operations.
RediTrex
On July 12, 2022, Cumberland entered into an amendment to an agreement with Nordic Group B.V.("Nordic") returning all the U.S. rights to RediTrex back to Nordic including the trademark and market authorization effective June 30, 2023. The companies have cooperated on the transition and Cumberland will receive a long-term royalty on any Nordic sales of the product.

(11) SEGMENT REPORTING
The Company has one reportable segment. Following the closing of the Strategic Transaction, the Company's continuing operations consist of the development of its proprietary product candidates and the early-stage development activities. The Company's chief operating decision maker, CODM, is its chief executive officer. The CODM uses consolidated, single segment financial information for purposes of evaluating performance, planning and forecasting future period financial results, and allocating resources. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statement of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheet as total assets.
The following table summarizes selected financial information of the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 .

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues from continuing operations	$166,458	$380,797	$330,308	$547,425
Costs and expenses:
Research and development	772,162	837,401	1,538,007	1,522,188
General and administrative	2,547,606	2,657,146	4,870,980	4,855,889
Amortization	7,151	5,769	14,152	11,844
Total costs and expenses	3,326,919	3,500,316	6,423,139	6,389,921
Operating loss	(3,160,461)	(3,119,519)	(6,092,831)	(5,842,496)
Interest income	60,884	127,489	138,915	253,198
Interest expense	(724)	(471)	(790)	(4,863)
Loss before income taxes	(3,100,301)	(2,992,501)	(5,954,706)	(5,594,161)
Income tax expense	(3,870)	(5,671)	(7,741)	(11,341)
Net loss from continuing operations	(3,104,171)	(2,998,172)	(5,962,447)	(5,605,502)
Net income (loss) from discontinued operations	(1,170,259)	2,262,965	(1,599,034)	6,118,479
Net income (loss)	(4,274,430)	(735,207)	(7,561,481)	512,977

(12) SUBSEQUENT EVENT
On July 1, 2026, the Company announced the completion of the Strategic Transaction with Apotex, pursuant to the Apotex Agreement. Apotex acquired the Company's branded pharmaceutical products for cash consideration of $100 million, subject to customary post-closing adjustments. Cumberland has retained its portfolio of innovative product candidates and its majority ownership position in Cumberland Emerging Technologies Inc. Following the closing, Cumberland will focus its resources on developing ifetroban, a potent thromboxane antagonist currently being studied across clinical programs targeting serious rare and progressive diseases.
On July 13, 2026, the Company's Board of Directors authorized and declared a special cash dividend of $1.50 per share of common stock payable in cash to the Company’s shareholders of record as of July 23, 2026. The dividend was paid on July 31, 2026 in the amount of $22.5 million. In addition to the special dividend, the Board authorized an open-market share repurchase program of up to $5 million in Cumberland shares of common stock over time. This replaces the previous share repurchase program established in January 2019 that allowed $10 million of share repurchases, of which $2.1 million remained available. The timing and actual number of shares repurchased pursuant the Company’s repurchase program will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions, and other general business considerations. Several Board members will also be establishing new share purchase plans to increase their holdings in the Company.

(13) DISCONTINUED OPERATIONS
On July 1, 2026, the previously announced Strategic Transaction with an affiliate of Apotex was completed. The Strategic Transaction was effected through the Apotex Agreement, dated as of April 22, 2026. Under the terms of the agreement, Apotex acquired Cumberland’s portfolio of FDA-approved brands for $100 million in cash consideration.
This Strategic Transaction is designed to unlock value and sharpen Cumberland’s focus on advancing its pipeline of differentiated product candidates designed to address unmet medical needs. The integration of Cumberland’s products will create more critical mass to support patient care and expand product distribution.
Following the closing of the transaction, Cumberland retained its development programs, as well as its majority ownership in Cumberland Emerging Technologies. This positions Cumberland to operate with the profile of an innovative, development-stage biopharmaceutical organization devoted to new medicines for the future.
Management concluded that the disposition of the commercial branded pharmaceutical products business represents a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the commercial products business has been presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations.
The held-for-sale and discontinued operations criteria of ASC 205-20-45-1E were met on April 22, 2026, upon execution of the Apotex Agreement. Accordingly, the assets and liabilities of the commercial branded pharmaceutical products business have been presented separately in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and the results of that business have been presented as discontinued operations for all periods presented. These reclassifications had no effect on previously reported total assets, total liabilities, net income (loss) or total equity. Consistent with ASC 205-20-45-10, the assets and liabilities presented separately as of December 31, 2025 were not remeasured as though they had been held for sale as of that date.
The disposal group comprised the inventories, intangible assets, goodwill, right-of-use assets and product-related equity interests associated with the commercial branded pharmaceutical products business, together with the related contingent consideration liabilities. Trade accounts receivable, trade accounts payable and cash of that business were retained by the Company and, accordingly, remain classified within continuing operations in the condensed consolidated balance sheets. General corporate overhead has not been allocated to discontinued operations.
The Company measured the disposal group at the lower of its carrying amount or fair value less costs to sell in accordance with ASC 360-10-35-43. Because fair value less costs to sell, determined by reference to the $100 million of cash consideration under the Apotex Agreement, exceeded the carrying amount of the net assets of the disposal group, no impairment loss was recognized upon classification as held for sale or as of June 30, 2026.
The Company expects to recognize a material pre-tax gain on the sale within discontinued operations in the third quarter of 2026. The amount of the gain remains subject to finalization of customary post-closing adjustments and of the inventory reimbursement of up to $9.0 million payable over the twelve months following closing.
Discontinued operations are presented separately in the Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows for all periods presented. The assets and liabilities of the discontinued operation are presented separately in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and the results of the discontinued operation are presented separately in the condensed consolidated statements of operations for all periods presented.

Assets and Liabilities of Discontinued Operations

	June 30, 2026	December 31, 2025
ASSETS
Inventories, net	$14,541,014	$6,195,583
Prepaid and other current assets	1,112,207	1,791,110
Current assets held for sale/related to discontinued operations	$15,653,221	$7,986,693

Non-current inventories	$—	$9,212,211
Intangible assets, net	11,485,505	13,974,300
Goodwill (1)	914,000	914,000
Operating lease right-of-use assets	2,372,678	2,562,104
Other investment (2)	3,679,972	3,986,780
Assets held for sale/related to discontinued operations	$18,452,155	$30,649,395

LIABILITIES
Other investment liabilities (2)	$3,650,104	$5,074,504
Other current liabilities	1,725,000	2,005,000
Current liabilities held for sale/related to discontinued operations	$5,375,104	$7,079,504

Other long-term liabilities	$2,387,716	$2,195,278
Liabilities held for sale/related to discontinued operations	$2,387,716	$2,195,278
(1) Goodwill relates to Vibativ and Sancuso products.
(2) Liabilities that relate to the Company's equity investment in Talicia Holdings, Inc.

Income (Loss) from Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	$8,634,783	$10,456,566	$17,602,251	$22,002,993
Costs and expenses:
Cost of products sold	2,016,852	2,011,389	3,950,741	3,437,103
Selling and marketing	5,372,804	4,223,647	10,444,710	8,455,628
Research and development	647,124	630,998	1,339,715	1,241,287
General and administrative	194,949	217,776	419,020	482,040
Amortization	1,293,049	1,000,715	2,534,982	1,999,970
Interest expense	119,536	109,076	205,309	268,486
Other expense	160,728	—	306,808	—
Total costs and expenses	9,805,042	8,193,601	19,201,285	15,884,514

Net income (loss) from discontinued operations	$(1,170,259)	$2,262,965	$(1,599,034)	$6,118,479

Cash Flows from Discontinued Operations

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net changes in assets and liabilities:
Intangible assets, net	$2,488,795	$1,987,733
Inventories, net	866,780	777,123
Prepaid and other current assets	678,903	899,907
Other assets	681,989	1,039,190
Other current liabilities	(855,669)	686,201
Other long-term liabilities	192,438	52,134
Net cash provided by operating activities from discontinued operations	$4,053,236	$5,442,288

Cash flows from investing activities:
Increase of investment in manufacturing	$(145,459)	$(857,680)

Cash flows from financing activities:
Cash settlement of contingent consideration	$(848,731)	$(654,757)

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

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us," or "our"), is an innovation-focused biopharmaceutical company developing new product candidates for rare diseases and other serious conditions. Following the completion of a Strategic Transaction to integrate our commercial brands and organization with Apotex Inc. (“Apotex”), Cumberland has increased its focus on advancing its proprietary pipeline addressing poorly met medical needs with large potential market opportunities.
Cumberland is developing ifetroban across a range of late stage clinical programs targeting serious conditions with limited treatment options:
•In February 2025 we announced breakthrough results from the Phase 2 FIGHT DMD clinical study of our ifetroban product candidate in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”). This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. We have submitted a clinical study report to the FDA and have begun interactions to determine the remaining regulatory requirements. The program has received FDA Orphan Drug and Rare Pediatric Disease and Fast Track designations. In February 2026, the program also received FDA Fast Track designation.
•We also have a Phase 2 clinical program evaluating our ifetroban product candidate in patients with Systemic Sclerosis (“SSc”), or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs. Enrollment in the study is complete and evaluation of the resulting data is underway, with top-line results anticipated as the next milestone.
•Another Phase 2 is underway evaluating ifetroban in patients with Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease. Patients are currently being enrolled at medical centers across the U.S. Favorable interim safety findings have been announced, and the next milestone is the release of interim efficacy results.
•In collaboration with Vanderbilt Health, we also completed a Phase 2 study of ifetroban to prevent metastasis in high-risk sold tumors. The study’s primary safety endpoint was achieved. In addition, there were favorable trends in decreased metastasis recurrence and metastasis-free survival. Planning is underway for a follow-up study to confirm these findings.
In addition to these late stage clinical programs, Cumberland maintains a majority ownership in Cumberland Emerging Technologies (CET), which partners with leading academic institutions to identify and support the progress of promising new product candidates. Several new product candidates are in development at CET, including a treatment for hospitalized patients with delirium.
GROWTH STRATEGY
Cumberland's growth strategy is centered on creating long-term shareholder value by advancing its proprietary line of differentiated product candidates, while maintaining financial discipline. We are seeking long-term, sustainable growth by:
•Progressing our clinical programs. We are pursuing a series of key milestones in the clinical development and registration of the innovative new product opportunities associated with our ifetroban development programs. We are seeking efficient regulatory pathways and designations for therapies that address significant unmet medical needs.
•Incubating future product opportunities at CET. We are also supplementing our clinical development activities with the early-stage product development activities at CET.
•Leveraging our partnerships. We seek to collaborate with leading academic institutions, health care organizations and industry partners that complement our product development capabilities. These relationships enable us to advance our clinical programs, expand our research efforts and identify new opportunities to develop innovative therapies.
•Managing our operations with financial discipline. We have strengthened our balance sheet by adding significant new capital, paying off the balance on our line of credit and enhancing our financial flexibility to support the continued advancement of our pipeline, while also creating significant financial reserves for special opportunities. We plan to carefully manage our operating expenses and investments to preserve the resources necessary to execute our strategic objectives while delivering sustainable value for shareholders.

RECENT DEVELOPMENTS
Completion of Strategic Transaction with Apotex
We recently announced the closing of our Transaction with Apotex to integrate our branded businesses. Under the terms of the agreement, Apotex acquired our portfolio of FDA-approved brands for $100 million in cash consideration, following approval by our shareholders. This transaction was designed to unlock value and sharpen our focus on advancing our pipeline of differentiated product candidates designed to address unmet medical needs.
Following the transaction, we have retained our development programs, as well as our majority ownership in Cumberland Emerging Technologies. A number of our employees received and accepted offers of employment from Apotex and began employment with Apotex on July 31, 2026. This transactions positions Cumberland to operate with the profile of a development-stage biopharmaceutical organization.
Board Declares a Special Dividend
Cumberland’s Board of Directors authorized and declared a special cash dividend of $1.50 per share of the Company’s common stock. The dividend was paid on July 31, 2026, to the shareholders of record as of July 23, 2026.
Following the closing of the transaction with Apotex, an analysis by the Company’s tax advisors, along with refined financial projections, indicated greater net cash from the transaction than originally projected. Therefore, Cumberland’s Board assessed the Company’s future cash needs and evaluated possible alternatives for the excess capital. The Board determined that after the payout of the special dividend, the Company will still have significant liquidity and financial flexibility to fund its long-term product development efforts, with additional reserves available to address any new opportunities.
Updated Results Shared at PPMD Conference
In June 2026, we presented updated results from our Phase 2 FIGHT DMD clinical trial evaluating ifetroban in patients with Duchenne muscular dystrophy-associated cardiomyopathy at the annual Parent Project Muscular Dystrophy (PPMD) Conference.
The updated data included new blood biomarker findings directionally consistent with heart muscle protection, with increases in markers of cardiac protection and repair and reductions in markers of heart muscle injury and cell damage with ifetroban treatment. These biomarker results reinforce the previously reported improvements in cardiac function, consistent with ifetroban’s ability to slow the progression of DMD-related heart disease. Together, the findings strengthen the case for developing ifetroban as a therapy targeting cardiomyopathy, the leading cause of death in patients with DMD.
Positive Results in Cancer Metastasis Prevention
In collaboration with Vanderbilt Health, we announced results from a randomized, placebo-controlled Phase 2 study evaluating ifetroban as a potential therapy to inhibit cancer metastasis in patients with Stage I to III malignant solid tumors at high risk of metastatic recurrence. The study met its primary objective of assessing safety and feasibility. Ifetroban was found to be safe and well-tolerated, and no safety signals were identified in markers of blood clotting function.
Although intentionally not powered for efficacy, the study also compared the percentage of patients with distant metastatic recurrence 12 months after completion of therapy in both groups (10 placebo-treated and 18 ifetroban-treated participants) as a prespecified secondary endpoint. While 50% of participants experienced distant metastatic recurrence in the placebo arm, only 17% of participants experienced distant metastatic recurrence in the ifetroban arm (p=0.091). Three deaths due to distant metastatic disease occurred in the placebo arm, and none occurred in the ifetroban arm (p=0.037).
Metastatic recurrence occurred in 3 of 18 patients (17%) receiving ifetroban, compared with 5 of 10 patients (50%) receiving placebo, a difference that did not reach statistical significance (odds ratio 0.21; p=0.09). There were no deaths from distant metastatic disease among patients receiving ifetroban, compared with 3 of 10 patients (30%) receiving placebo (p=0.037). The findings support the continued clinical development of ifetroban as a potential approach to inhibiting the metastatic process, an area of significant unmet medical need.

Summary
The completion of our strategic transaction with Apotex marked a transformational milestone for Cumberland, strengthening our financial position and increasing our focus on developing innovative new therapies. With a differentiated clinical pipeline, continued investment in Cumberland Emerging Technologies programs and a disciplined approach to capital allocation, we believe the Company is positioned to advance scientific innovation, while creating long-term value for patients, health care providers and shareholders. We remain committed to executing our development strategy and look forward to reporting our continued progress.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change
Net revenues from continuing operations	$166,458	$380,797	$(214,339)
Costs and expenses:
Research and development	772,162	837,401	(65,239)
General and administrative	2,547,606	2,657,146	(109,540)
Amortization	7,151	5,769	1,382
Total costs and expenses	3,326,919	3,500,316	(173,397)
Operating income (loss)	(3,160,461)	(3,119,519)	(40,942)
Interest income	60,884	127,489	(66,605)
Interest expense	(724)	(471)	(253)
Loss before income taxes	(3,100,301)	(2,992,501)	(107,800)
Income tax expense	(3,870)	(5,671)	1,801
Net loss from continuing operations	(3,104,171)	(2,998,172)	(105,999)
Net income (loss) from discontinued operations	(1,170,259)	2,262,965	(3,433,224)
Net loss	$(4,274,430)	$(735,207)	$(3,539,223)
Net revenues. The total net revenues for the three months ended June 30, 2026, were $0.2 million compared to $0.4 million for the three months ended June 30, 2025.
The revenue from the branded products is classified as discontinued operations. These products were acquired by Apotex on July 1, 2026. Please see Note (3) Revenues for further results of operations by branded product.
Research and development. The research and development costs for the three months ended June 30, 2026 and 2025, were $0.8 million. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expense for the second quarter of 2026 was $2.5 million similar to $2.7 million for the same period in 2025.
Amortization. Amortization for the three months ended June 30, 2026 and 2025, totaled approximately $0.01 million related to intellectual property of our study drug.
Income taxes. The income tax expense for the three months ended June 30, 2026, and for the three months ended June 30, 2025 was minimal for each year.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the three months ended June 30, 2026 and 2025.

Research and Development Expenses	Three months ended June 30,
	2026	2025
External research and development expenses
Clinical development	$402,054	$477,882
Regulatory expenses	440,279	357,401
Other external	18,470	9,616
Total external expenses	860,803	844,899
Internal research and development expenses
Personnel costs	515,400	559,403
Other internal	43,083	64,097
Total internal expenses	558,483	623,500
Total research and development expenses	1,419,286	1,468,399
Discontinued operations	(647,124)	(630,998)
Research and development expenses from continuing operations	$772,162	$837,401

RESULTS OF OPERATIONS
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
The following table presents the unaudited interim statements of operations for continuing operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
Net revenues from continuing operations	$330,308	$547,425	$(217,117)
Costs and expenses:
Research and development	1,538,007	1,522,188	15,819
General and administrative	4,870,980	4,855,889	15,091
Amortization	14,152	11,844	2,308
Total costs and expenses	6,423,139	6,389,921	33,218
Operating loss	(6,092,831)	(5,842,496)	(250,335)
Interest income	138,915	253,198	(114,283)
Interest expense	(790)	(4,863)	4,073
Loss before income taxes	(5,954,706)	(5,594,161)	(360,545)
Income tax expense	(7,741)	(11,341)	3,600
Net loss from continuing operations	(5,962,447)	(5,605,502)	$(356,945)
Net income (loss) from discontinued operations	(1,599,034)	6,118,479	(7,717,513)
Net income (loss)	$(7,561,481)	$512,977	$(8,074,458)
Net revenues. The net revenues for the six months ended June 30, 2026, were $0.3 million compared to $0.5 million for the six months ended June 30, 2025.
The revenue from the branded products is classified as discontinued operations. These products were acquired by Apotex on July 1, 2026. Please see Note (3) Revenues for further results of operations by branded product.
Research and development. The research and development costs were $1.5 million for the first six months of 2026 approximately as for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expenses for the six months ended June 30, 2026, was $4.9 million compared to $4.9 million during the six months ended June 30, 2025. This slight increase is due to a decline in corporate life insurance charges for the period.
Amortization. Amortization for the six months ended June 30, 2026, and six months ended June 30, 2025, totaled approximately $0.01 million related to intellectual property of our study drug.
Income taxes. The income tax expense for the six months ended June 30, 2026 and 2025, was $0.01 million.
As of June 30, 2026, we held approximately $52.6 million in federal net operating loss carryforwards including approximately $44.1 million of net operating loss carryforwards resulting from the exercise of nonqualified stock options that have historically been used to significantly offset income tax obligations. For the tax year 2026, the Company expects to utilize these net operating loss carryforwards to offset the tax liability associated with the taxable gain resulting from closing the Strategic Transaction with Apotex.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the six months ended June 30, 2026 and 2025.

Research and Development Expenses	Six months ended June 30,
	2026	2025
External research and development expenses
Clinical development	$902,799	$890,104
Regulatory expenses	848,488	715,101
Other external	34,269	23,290
Total external expenses	1,785,556	1,628,495
Internal research and development expenses
Personnel costs	992,994	1,015,409
Other internal	99,172	119,571
Total internal expenses	1,092,166	1,134,980
Total research and development expenses	2,877,722	2,763,475
Discontinued operations	(1,339,715)	(1,241,287)
Research and development expenses from continuing operations	$1,538,007	$1,522,188

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Following the closing of the Strategic Transaction on July 1, 2026, our primary sources of liquidity are our cash and cash equivalents, the $100.0 million of proceeds received from Apotex, interest income earned on those proceeds, the inventory reimbursement of up to $9.0 million payable over the twelve months following closing, and grant funding at Cumberland Emerging Technologies. Our continuing operations do not generate product revenues and we expect them to use cash in operations for the foreseeable future. We believe that our internally generated cash flows, existing working capital and the $100 million received July 1, 2026, from Apotex will be adequate to finance internal growth, finance business development initiatives and fund capital expenditures for the foreseeable future.
Working capital was negative $1.6 million as of June 30, 2026, compared with positive $0.3 million as of December 31, 2025. Working capital attributable to continuing operations was negative $11.8 million as of June 30, 2026. That deficit results principally from the balance sheet classification required by ASC 205-20: the branded product inventories of $14.5 million are presented within current assets of discontinued operations, while the related trade accounts payable of the divested business were retained by the Company and remain within accounts payable in continuing operations. It does not reflect a change in the Company's ability to meet its obligations. The revolving credit facility with Pinnacle Bank was repaid in full and terminated on June 29, 2026, and accordingly no borrowing availability existed as of June 30, 2026.
Subsequent to June 30, 2026, the Company received $100.0 million of cash consideration at the closing of the Strategic Transaction on July 1, 2026, and is entitled to receive an inventory reimbursement of up to $9.0 million over the twelve months following closing. On July 31, 2026, the Company paid a special cash dividend of $1.50 per share, or approximately $22.5 million in the aggregate based on shares outstanding as of June 30, 2026, to shareholders of record as of July 23, 2026. The Board also authorized an open-market share repurchase program of up to $5.0 million. After giving effect to these transactions, the Company believes its cash and cash equivalents are sufficient to fund its operations and product development programs for at least the twelve months following the date these financial statements are issued.
The following table summarizes our liquidity and working capital as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,862,402	$11,444,693

Working capital (current assets less current liabilities)	$(1,551,993)	$315,348
Current ratio (multiple of current assets to current liabilities)	1.0	1.0

Working capital, continuing operations	$(11,830,110)	$(591,841)
Working capital, discontinued operations	$10,278,117	$907,189

Revolving line of credit availability	$—	$9,759,267

The following table summarizes our net changes in cash and cash equivalents for the six months ended June 30, 2026 and June 30, 2025:

	Six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$555,765	$4,742,318
Investing activities	(1,987,591)	(942,322)
Financing activities	(6,150,465)	(5,676,899)
Net decrease in cash and cash equivalents	$(7,582,291)	$(1,876,903)

Net decrease in cash and cash equivalents, continuing operations	$(10,641,336)	$(5,806,754)
Net increase in cash and cash equivalents, discontinued operations	$3,059,046	$3,929,851
The net $7.6 million decrease in cash and cash equivalents for the six months ended June 30, 2026, was primarily attributable to $6.2 million of cash used in financing activities and $2.0 million of cash used in investing activities, partially offset by $0.6 million of cash provided by operating activities.
Cash provided by operating activities totaled $0.6 million for the six months ended June 30, 2026, is primarily driven by a $3.5 million decrease in accounts receivable, amortization of right-of-use assets of $0.5 million, an increase in accounts payable of $0.1 million and $4.1 million provided by discontinued operations. These cash inflows were partially offset by the net loss of $7.6 million. Cash used in continuing operations was $3.5 million and cash provided by discontinued operations was $4.1 million.
Cash used in investing activities totaled $2.0 million which was the result of an increase in investment in manufacturing. Cash used in investing activities from continuing operations was $1.8 million. Cash used in investing activities from discontinued operations was $0.1 million.
Cash used in financing activities totaled $6.2 million for the six months ended June 30, 2026, primarily due to paying off the line of credit of $5.2 million. Cash used in financing activities from continued operations was $5.3 million and cash used in financing activities from discontinued operations was $0.8 million.
The net $1.9 million decrease in cash and cash equivalents for the six months ended June 30, 2025, was primarily attributable to $5.7 million of cash used in financing and $0.1 million used in investing activities, partially offset by $4.7 million of cash provided by operating activities. Cash used in continuing operations was $5.8 million and cash provided by discontinued operations was $3.9 million.
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

On June 29, 2026, in connection with the closing of the Strategic Transaction with Apotex, Cumberland terminated and repaid in full all outstanding obligations, approximately $5.2 million, due under the Loan Agreement dated as of September 5, 2023. In connection with the termination and repayment in full of all outstanding obligations under the Loan Agreement, all related liens and security interests were terminated, discharged and released.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2026 and 2025, we did not engage in any off-balance sheet arrangements.
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
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at June 30, 2026.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the six months ended June 30, 2026 and 2025. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
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
During the three months ended June 30, 2026, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors.
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report on Form 10-Q prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on March 9, 2026. These risks and uncertainties include, but are not limited to, the following:
Global and national conditions and events, including, but not limited to, fluctuating interest rates, increased inflation, supply chain disruptions, labor conditions, significant natural disasters, pandemics and public health crises and international conflict, may adversely affect our business, revenues, results of operations and financial condition.
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
•Our business is subject to stringent government regulations, it must adhere to numerous complex pieces of legislation, and all of our product candidates face regulatory challenges.
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
•Our business faces an inherent risk of product liability lawsuits related to the testing of our product candidates, and if we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities.
•We may attempt to develop internationally and license our product candidates globally, as well as invest in other businesses or joint ventures, all of which may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
•Our business depends on the successful development and commercialization of our product candidates. Our ability to generate product revenue will depend on the successful clinical development, registration and eventual commercialization of our product candidates.

We have restated and revised our risk factors for material updates this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on March 9, 2026. The risk factors described below and throughout this report should be carefully considered and could materially affect our business. There are also risks that are not presently known or not presently material, as well as the other information set forth in this report that could materially affect our business. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. By their nature, such “forward-looking statements” involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. For a further discussion of forward-looking statements, please refer to the section entitled “Special Note Regarding Forward-Looking Statements.” These factors could cause our actual results to differ materially from our historical results or our present expectations and projections. These risk factors and uncertainties include, but are not limited to the following:

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION
Global and national economic conditions and events, including, but not limited to increased inflation, changes in interest rates, tariffs, supply chain disruptions, labor conditions, pandemics and public health crises and international conflicts, could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
Our business and results of operations could be adversely affected by changes in global or national economic conditions. These conditions include, but are not limited to, increased inflation, changes in interest rates, tariffs, supply chain disruptions, labor conditions, significant natural disasters (including as a result of climate change), the negative impacts from pandemics and public health crises (such as the COVID-19 pandemic) and the negative impacts resulting from political and military conflict, trade and other international disputes (including the conflict between Russia and Ukraine and conflicts and instability in the Middle East). These conditions have had a significant adverse impact on economic and market conditions around the world, including the United States. While the economic impact brought by, and the duration of, such global events is difficult to assess or predict, such events could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future and in ways that cannot be predicted potentially including a prolonged recessionary environment in the United States. In the longer term, there could be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn.
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
We recently completed the divestiture of all of our FDA-approved commercial products, fundamentally transforming our company from a commercial-stage pharmaceutical company into a clinical-stage development company with no approved products or no product revenue.
On July 1, 2026, we completed the divestiture of our FDA-approved products to certain affiliates of Apotex Inc. for aggregate cash consideration of $100 million (the “Transaction”). As a result, we no longer have any FDA-approved products, we no longer generate product revenue, and we have transitioned from a commercial-stage pharmaceutical company to a clinical-stage development company focused on advancing existing and prospective product candidates through clinical trials and regulatory approvals. We retained the assets associated with our existing product candidates and our majority ownership position in Cumberland Emerging Technologies, Inc. (“CET”).
This fundamental change in our business presents significant risks, including, without limitation, the loss of all recurring product revenue streams; our dependence on the successful development and future commercialization of our product candidates; the need to deploy the $100 million in transaction proceeds prudently to fund development programs that may take years to reach commercialization, if ever; and the potential for ongoing operating losses for the foreseeable future.

Our future success depends entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, none of which have been approved for sale. Drug development is inherently uncertain, and our programs may not result in approved products.
Following the completion of the Transaction, our business is entirely dependent on the successful development and commercialization of our product candidates. None of these product candidates have been approved by the FDA for marketing, and these product candidates are subject to significant risks associated with drug development. Drug development is a long, expensive and inherently uncertain process with a risk of failure at every stage, and results of earlier studies and trials may not be predictive of future trial results.
The FDA has cleared our INDs for the ifetroban product candidates as we evaluate them as treatments for these conditions. However, there can be no assurance that our ongoing or planned clinical trials will produce results sufficient to support regulatory approval. Delays in the enrollment and completion of our clinical studies could significantly delay any potential commercial launch and affect our product development costs. Moreover, results from the clinical studies may not be favorable. Even if clinical results are positive, the FDA may require additional studies, impose onerous conditions on approval, or decline to approve our product candidates altogether. The regulatory approval process is expensive, lengthy and uncertain, and we may not receive approval to market any of our product candidates.
Even if our product candidates are eventually developed and approved by the FDA, they may not gain significant acceptance in the marketplace and therefore not generate substantial revenue or profits for us. Physicians may determine that existing drugs are adequate to address patients’ needs. The extent to which these product candidates will be reimbursed by the U.S. government or third-party payors is currently unknown. Our ifetroban programs have received various FDA designations, including Orphan Drug, Rare Pediatric Disease and Fast Track designations for our Duchenne Muscular Dystrophy Cardiomyopathy program, but these designations do not guarantee approval or commercial success.
As a result of the foregoing and other factors, we cannot predict whether or when any of our product candidates will be approved for commercial sale. If we are unable to successfully develop and commercialize our product candidates, we may never generate product revenue and our business would be materially adversely affected.

We are dependent on a variety of other third parties. If these third parties fail to perform as we expect, our operations could be disrupted and our financial results could suffer.
We have a relatively small internal infrastructure. We rely on a variety of third parties to help us conduct our research and development activities. If these third parties do not continue to provide services to us, or collaborate with us, we might not be able to obtain others who can serve these functions. This could disrupt our research and development activities and increase related costs.
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
Further, these third parties may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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
As of June 30, 2026, we had 88 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to increase our marketing efforts with regard to our currently marketed products, continue our business development and product development activities and commercialize our product candidates. We have experienced, and may continue to experience, growth and increased expenses in the scope of our operations in connection with the continued marketing and development of our products. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
We face an inherent risk of product liability lawsuits related to the testing of our product candidates. An individual may bring a liability claim against us if one of our product candidates causes, or appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Liability claims may result in injury to our reputation; withdrawal of clinical trial participants; significant litigation costs; substantial monetary awards to or costly settlement with patients; and the inability to commercialize our product candidates.
We have product liability insurance that covers our clinical trials of our product candidates up to a $10 million annual aggregate limit, subject to specified deductibles. Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us.
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

We may decide not to commercialize one of our product candidates once it obtains regulatory approval if we determine that commercialization of that product would require more capital and time than we are willing to invest.
Even if any of our product candidates receives regulatory approval, it could be subject to matters such as post-regulatory surveillance, additional clinical trials or testing, reformulation, changes in labeling, warnings to the public, recall, competition from similar or superior products, and lack of sufficient payor reimbursement by insurance companies or Medicare. As a result, we may not commercialize or continue to commercialize a product that has obtained regulatory approval.
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
•reputational damage; and
•expenditure of significant time and resources that would otherwise be available for operating our business

RISKS RELATING TO GOVERNMENT REGULATION
Our product candidates and clinical development activities are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. The process of obtaining regulatory approval to market a drug is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved.
Like all pharmaceutical companies conducting clinical trials, we are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA"). All new drugs must be the subject of an FDA-approved new drug application ("NDA”) before they may be marketed in the United States. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulations, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may delay commercialization of our product candidates, impose costly procedures on us, diminish any competitive advantages that we may otherwise enjoy, and adversely affect our business, results of operations and financial condition.
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

RISKS RELATING TO INTELLECTUAL PROPERTY
Our patent and intellectual property protection for our product candidates may provide only limited or no protection from competition.
We seek to protect the intellectual property for our product candidates through patent rights and other means. However, neither the USPTO nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many pharmaceutical patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may increase the uncertainties and costs, diminish the value of our intellectual property, or narrow the scope of our patent protection. Furthermore, our competitors may independently develop similar technologies or duplicate technology developed by us in a manner that does not infringe our patents or other intellectual property. As a result, our patent rights may not provide any commercially valuable protection from competing products.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
In addition to patents, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation where we do not believe patent protection is appropriate or attainable. We have entered into confidentiality agreements with certain key employees and consultants pursuant to which such employees and consultants must assign to us any inventions relating to our business if made by them while they are our employees,. Confidentiality agreements can be breached, though, and we might not have adequate remedies for any breach. Also, others could acquire or independently develop similar technology.
If the use of our technology conflicts with the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to commercialize products based on this technology in a profitable manner or at all.
If our product candidates conflict with the intellectual property rights of others, they could bring legal action against us or our licensors, licensees, manufacturers, customers or collaborators. If we were found to be infringing a patent or other intellectual property rights held by a third party, we could be forced to seek a license to use the patented or otherwise protected technology. We might not be able to obtain such a license on terms acceptable to us or at all. If legal action involving an alleged infringement or misappropriation were to be brought against us or our licensors, we would incur substantial costs in defending the action. If such a dispute were to be resolved against us, we could be subject to significant damages, and the manufacturing or sale of one or more of our products could be enjoined.
We may be involved in lawsuits to protect or enforce our trademarks or for allegedly infringing the trademark rights of others, which could be costly and time consuming.
We own certain trademark registrations for our corporate name and logo. We have applied for trademark registration for other various names and logos. Over time, we intend to obtain and maintain registrations on trademarks that remain valuable to our business.
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
Following the completion of the Transaction, we do not expect to generate product revenue for the foreseeable future. Our operating results will depend primarily on the timing and costs of our clinical trials and other development activities. Potential causes of future fluctuations in our operating results may include:
•The initiation, progress, timing and completion of our clinical trials, including the achievement or failure to achieve clinical milestones;
•Changes in the regulatory environment and regulatory actions affecting our product candidates;
•Increases in research and development expenses as our clinical programs advance through later stages of development;
•Our ability to manage our cash reserves and investment income effectively;
•Changes in the competitive landscape, including development activities by competitors targeting the same disease indications; and
•Unexpected product liability or intellectual property claims and lawsuits.
Fluctuation in operating results, particularly if not anticipated by investors and other members of the financial community, could add to volatility in our stock price.
We will need to deploy the cash proceeds from the Transaction to fund our clinical development programs, and our existing resources may not be sufficient to fund all of our planned activities. We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate certain product development or commercialization efforts.
We received $100 million in cash proceeds from the Transaction, which we intend to use to fund the development of our product candidates, our operations, and for general corporate purposes. Based on our current development plans, we believe these proceeds, together with anticipated interest income, will be sufficient to fund our operations for the foreseeable future. However, drug development is expensive and unpredictable, and our clinical programs may require significantly more capital than currently anticipated due to unforeseen complications, delays, or the need for additional clinical trials. If our cash resources are insufficient to fund our development programs to completion, we may need to raise additional capital through equity or debt financings, strategic alliances, licensing arrangements, or other sources. Additional funding may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may be required to delay, reduce, or eliminate one or more of our clinical development programs.
We expect to incur significant losses for the foreseeable future and we may not achieve profitability.
We have no approved products and do not generate product revenue. We expect to incur significant and increasing operating losses for the foreseeable future as we invest in the clinical development of our product candidates.
We anticipate that our operating losses will increase as we advance our product candidates through clinical development, seek regulatory approvals, and prepare for potential commercialization. The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, and potentially manufacturing and marketing.
We cannot be certain whether or when we will achieve profitability because of the significant uncertainties relating to our ability to successfully develop and commercialize our product candidates. Even if we obtain regulatory approval for one or more of our product candidates, we may incur losses if they do not generate significant revenues. If we achieve profitability, we may not be able to sustain or increase profitability.

Our officers, directors, and principal shareholders, acting as a group, could significantly influence corporate actions.
As of June 30, 2026, our officers and directors control approximately 42.38% of our common stock. Acting together, these shareholders could significantly influence any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other shareholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling shareholders.
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
On July 13, 2026, the Board authorized an open-market share repurchase program of up to $5 million in Cumberland shares of common stock over time. This replaces the previous share repurchase program established in January 2019 that allowed $10 million of share repurchases, of which $2.1 million remained available.
The following table summarizes the activity, by month, during the three months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
April	—	—	—	$2,110,997
May	—	—	—	2,110,997
June	—	—	—	2,110,997
Total	—

Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cumberland Pharmaceuticals Inc.

Date:	August 7, 2026	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer