Form 10-Q
period 2026-09-30
CUMBERLAND PHARMACEUTICALS INC
filed 2026-11-13
CIK 1087294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,995,547 shares of common stock as of November 11, 2026.

CUMBERLAND PHARMACEUTICALS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$80,581,021	$11,444,693
Accounts receivable, net	2,132,107	16,944,780
Accounts receivable - TSA, net	10,373,965	—
Receivable from Apotex	10,617,805	—
Inventories, net	29,935	29,935
Prepaid and other current assets	634,174	654,166
Current assets of discontinued operations	191,731	7,986,693
Total current assets	104,560,738	37,060,267
Non-current inventories	42,230	40,879
Property and equipment, net	232,154	264,724
Intangible assets, net	35,471	53,621
Operating lease right-of-use assets	7,188,055	5,781,728
Other assets	1,720,645	2,973,378
Assets of discontinued operations	—	30,649,395
Total assets	$113,779,293	$76,823,992
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,502,496	$18,567,546
Payable to Apotex	6,889,538	—
Operating lease current liabilities	521,323	467,774
Pre-close accrued liabilities	—	7,774,143
Other current liabilities	6,462,094	2,855,952
Other current liabilities - TSA	3,954,134	—
Current liabilities of discontinued operations	—	7,079,504
Total current liabilities	34,329,585	36,744,919
Revolving line of credit - long term	—	5,240,733
Operating lease non-current liabilities	4,074,445	4,471,965
Other long-term liabilities	3,200,097	3,626,875
Liabilities of discontinued operations	—	2,195,278
Total liabilities	41,604,127	52,279,770
Equity:
Shareholders’ equity:
Common stock— no par value; 100,000,000 shares authorized; 14,992,812 and 14,956,627 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	51,578,550	51,684,381
Accumulated earnings (deficit)	20,927,415	(26,804,059)
Total shareholders’ equity	72,505,965	24,880,322
Noncontrolling interests	(330,799)	(336,100)
Total equity	72,175,166	24,544,222
Total liabilities and equity	$113,779,293	$76,823,992
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Transition services revenue	$1,950,000	$—	$1,950,000	$—
Net revenue	206,356	171,821	536,665	719,247
Total revenue	2,156,356	171,821	2,486,665	719,247
Costs and expenses:
Cost of transition services	1,062,266	—	1,062,266	—
Research and development	841,162	646,473	2,379,170	2,178,866
General and administrative	2,182,285	2,376,284	7,128,677	7,244,245
Amortization	7,125	5,586	21,276	17,430
Total costs and expenses	4,092,838	3,028,343	10,591,389	9,440,541
Operating loss	(1,936,482)	(2,856,522)	(8,104,724)	(8,721,294)
Interest income	822,886	131,583	961,802	384,781
Interest expense	(4,604)	(29)	(5,394)	(4,892)
Loss before income taxes	(1,118,200)	(2,724,968)	(7,148,316)	(8,341,405)
Income tax expense	(3,871)	(5,670)	(11,611)	(17,011)
Loss from continuing operations	(1,122,071)	(2,730,638)	(7,159,927)	(8,358,416)

Discontinued operations:
Income (loss) from discontinued operations	(1,725,098)	781,592	(3,248,722)	6,922,347
Gain on disposal of discontinued operations	81,092,578	—	81,092,578	—
Income tax expense on disposal of discontinued operations	(467,657)	—	(467,657)	—
Income from discontinued operations	78,899,823	781,592	77,376,199	6,922,347

Net income (loss)	77,777,752	(1,949,046)	70,216,272	(1,436,069)
Net income (loss) at subsidiary attributable to noncontrolling interests	(766)	8,282	(5,301)	11,633
Net income (loss) attributable to common shareholders	$77,776,986	$(1,940,764)	$70,210,971	$(1,424,436)
Income (loss) per share attributable to common shareholders
- Continuing operations - basic	$(0.07)	$(0.18)	$(0.48)	$(0.56)
- Discontinued operations - basic	5.26	0.05	5.17	0.46
	$5.19	$(0.13)	$4.69	$(0.10)

- Continuing operations - diluted	$(0.07)	$(0.18)	$(0.46)	$(0.56)
- Discontinued operations - diluted	5.14	0.05	5.06	0.46
	$5.07	$(0.13)	$4.60	$(0.10)
Weighted-average shares outstanding
- basic	14,989,763	14,958,534	14,977,899	14,953,944
- diluted	15,342,174	14,958,534	15,278,850	14,953,944

See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$70,216,272	$(1,436,069)
Gain on disposal of discontinued operations	(80,624,921)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	101,923	99,324
Amortization of operating lease right-of-use asset	721,984	721,984
Share-based compensation	192,791	236,160
Increase in cash surrender value of life insurance policies over premiums paid	(79,198)	(131,967)
Net changes in assets and liabilities affecting operating activities:
Accounts receivable	1,503,059	1,270,864
Inventories, net	—	101,652
Other current assets and other assets	1,356,318	(192,899)
Operating lease liabilities	(679,803)	(662,118)
Accounts payable and other current liabilities	6,584,369	(2,587,613)
Other long-term liabilities	(426,778)	59,764
Net cash used in operating activities from continuing operations	(1,133,984)	(2,520,918)
Discontinued operations	191,731	7,450,415
Net cash provided by (used in) operating activities	(942,253)	4,929,497
Cash flows from investing activities:
Additions to property and equipment	(48,095)	(97,905)
Investment in cash surrender value of life insurance policies	(42,018)	—
Net (increase) decrease of investment in manufacturing	(1,792,479)	(580,866)
Additions to intangible assets	(5,757)	(807)
Net cash used in investing activities from continuing operations	(1,888,349)	(679,577)
Discontinued operations	99,984,255	(953,582)
Net cash provided by (used in) investing activities	98,095,906	(1,633,159)
Cash flows from financing activities:
Proceeds from ATM offering, net	—	5,266,334
Cash dividend paid	(22,479,497)	—
Exercise of options and purchases of shares from employees	21,725	—
Payments on line of credit	(5,240,733)	(10,035,437)
Payments made in connection with repurchase of common shares	(318,820)	(263,478)
Net cash used in financing activities from continuing operations	(28,017,325)	(5,032,581)
Discontinued operations	—	(1,031,197)
Net cash used in financing activities	(28,017,325)	(6,063,778)
Net increase (decrease) in cash and cash equivalents	69,136,328	(2,767,439)
Cash and cash equivalents at beginning of period	$11,444,693	$17,964,184
Cash and cash equivalents at end of period	$80,581,021	$15,196,745
See accompanying Notes to Condensed Consolidated Financial Statements.

CUMBERLAND PHARMACEUTICALS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Accumulated deficit	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2024	13,952,624	$46,821,425	$(23,967,931)	$(307,517)	$22,545,977
Share issuances	1,000,000	4,715,950	—	—	4,715,950
Share-based compensation	62,350	74,213	—	—	74,213
Repurchase of common shares	(53,837)	(243,705)	—	—	(243,705)
Net income (loss)	—	—	1,257,068	(8,884)	1,248,184
Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619

Balance, March 31, 2025	14,961,137	$51,367,883	$(22,710,863)	$(316,401)	$28,340,619
Share-based compensation	600	80,685	—	—	80,685
Repurchase of common shares	(1,800)	(7,170)	—	—	(7,170)
Net income (loss)	—	—	(740,740)	5,533	(735,207)
Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927

Balance, June 30, 2025	14,959,937	$51,441,398	$(23,451,603)	$(310,868)	$27,678,927
Share-based compensation	—	81,262	—	—	81,262
Repurchase of common shares	(3,310)	(10,439)	—	—	(10,439)
Net loss	—	—	(1,940,764)	(8,282)	(1,949,046)
Balance, September 30, 2025	14,956,627	$51,512,221	$(25,392,367)	$(319,150)	$25,800,704

	Common stock		Accumulated earnings (deficit)	Noncontrolling interests	Total equity
	Shares	Amount
Balance, December 31, 2025	14,956,627	$51,684,381	$(26,804,059)	$(336,100)	$24,544,222
Share-based compensation	46,725	106,842	—	—	106,842
Repurchase of common shares	(20,245)	(61,001)	—	—	(61,001)
Net income (loss)	—	—	(3,289,639)	2,588	(3,287,051)
Balance, March 31, 2026	14,983,107	$51,730,222	$(30,093,698)	$(333,512)	$21,303,012

Balance, March 31, 2026	14,983,107	$51,730,222	$(30,093,698)	$(333,512)	$21,303,012
Share-based compensation	—	77,866	—	—	77,866
Net income (loss)	—	—	(4,276,376)	1,947	(4,274,429)
Balance, June 30, 2026	14,983,107	51,808,088	(34,370,074)	(331,565)	17,106,449

Balance, June 30, 2026	14,983,107	$51,808,088	$(34,370,074)	$(331,565)	$17,106,449
Exercise of options and purchases of shares from employees	8,000	$21,725	$—	$—	$21,725
Cash dividend declared	—	—	(22,479,497)	—	(22,479,497)
Share-based compensation	54,150	8,083	—	—	8,083
Repurchase of common shares	(52,445)	(259,346)	—	—	(259,346)
Net income	—	—	77,776,986	766	77,777,752
Balance, September 30, 2026	14,992,812	51,578,550	20,927,415	(330,799)	72,175,166
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis consistent with the December 31, 2025, audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), and certain information and disclosures have been condensed or omitted as permitted by the SEC for interim period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Discontinued Operations
On April 22, 2026, the Company entered into an Asset Purchase Agreement (the "Apotex Agreement") with Apotex Inc. and certain affiliates ("Apotex"). Under the Apotex Agreement, the Apotex affiliates integrated the specified assets relating to the Company’s FDA-approved products and certain product-related equity interests for cash consideration of $100,000,000 at closing, together with up to $9,000,000 for inventory reimbursement and approximately $2,000,000 for transaction services over the 12 months following closing. On July 1, 2026, the Company completed the closing of the strategic transaction ("Strategic Transaction") with Apotex, pursuant to the Apotex Agreement. The Company began receiving the transaction services fee in the third quarter of 2026. For additional information, see Note 11, Discontinued Operations.
Cumberland has retained its portfolio of innovative product candidates and its majority ownership position in Cumberland Emerging Technologies Inc. Following the closing, Cumberland will focus its resources on developing ifetroban, a potent thromboxane antagonist currently being studied across clinical programs targeting serious rare and progressive diseases.
In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations and disclosed in the notes to financial statements. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations. For additional information, see Note 11, Discontinued Operations.

Transition Services Agreement
Effective July 1, 2026, the Company and Apotex entered into a Transition Services Agreement ("TSA Agreement" or "TSA") where the Company will provide certain transition services on the behalf of Apotex for a period of twelve (12) months with an optional renewal term of six (6) months. These services include:
•Supply chain, distribution and commercial services
•Regulatory affair services
•Finance and accounting services
•Information technology services
•Manufacturing support
For additional information, see Note 12, Transition Services Agreement.
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
Following the closing of the Strategic Transaction, the Company does not generate product-related revenues. The CODM utilizes consolidated net income (loss) as the primary measure of segment profit and loss to evaluate performance and allocate capital. Because the Company operates in a single operating segment, the segment metrics, significant segment expenses, and total segment assets are consistent with the consolidated financial statements and are further detailed in Part 1, Item 2 - Results of Operations. Non-operating investment income generated from the proceeds of the commercial divestiture is managed centrally at the corporate level and is excluded from the CODM’s evaluation of core portfolio performance.
Trade and Note Receivables Policy
Management evaluates the application of Current Expected Credit Losses (CECL) to all of its financial instruments including trade and note receivables. CECL is applicable to all financial instruments measured at amortized cost. Therefore, for the Company, this principally relates to trade receivables and two notes receivable. CECL also requires the measurement of expected credit losses on a collective (pool) basis when similar risk characteristics exist. This may include, either individually or in combination, some of the following characteristics of Accounting Standards Codification ("ASC") 326-20-55-5:
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

(2) EARNINGS (LOSS) PER SHARE
The following table reconciles the numerator and denominator used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
Numerator:
Loss from continuing operations	$(1,122,071)	$(2,730,638)
Discontinued operations	78,899,823	781,592
Net income (loss) at subsidiary attributable to noncontrolling interests	(766)	8,282
Net income (loss) attributable to common shareholders	$77,776,986	$(1,940,764)
Denominator:
Weighted-average shares outstanding – basic	14,989,763	14,958,534
Dilutive effect of other securities	352,411	—
Weighted-average shares outstanding – diluted	15,342,174	14,958,534

	Nine months ended September 30,
	2026	2025
Numerator:
Loss from continuing operations	$(7,159,927)	$(8,358,416)
Discontinued operations	77,376,199	6,922,347
Net income (loss) at subsidiary attributable to noncontrolling interests	(5,301)	11,633
Net income (loss) attributable to common shareholders	$70,210,971	$(1,424,436)
Denominator:
Weighted-average shares outstanding – basic	14,977,899	14,953,944
Dilutive effect of other securities	300,951	—
Weighted-average shares outstanding – diluted	15,278,850	14,953,944
As of September 30, 2026 and 2025, restricted stock awards and options to purchase 734,349 and 737,969 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3) REVENUES
Product Revenues
On July 1, 2026, the Company completed the closing of the Strategic Transaction to integrate its commercial products with the U.S. branded business of Apotex. Therefore, we did not record any sales from these commercial products for the three months ended September 30, 2026. The product sales for the first six months of 2026 and the nine months ended September 30, 2025 are reported in discontinued operations.
Revenues
Based on the TSA Agreement beginning July 1, 2026, the Company received $150,000 per month for the services provided and $500,000 per month related to product marketing and promotional expenses. The TSA Agreement is for a twelve (12) month period with an optional six (6) month renewal. This revenue will be recognized over time. For the three months ended September 30, 2026 and the year-to-date September 30, 2026, approximately $2.0 million was received from Apotex and classified as revenue of which $0.7 million is in accounts receivable. For additional information, see Note 12, Transition Services.
Revenues also include lease income generated by CET’s Life Sciences Center, which is a research facility that provides scientists with access to flexible lab space and other resources to develop biomedical products. This lease income, as noted in Note 5, Leases, was approximately $0.2 million for the three months ended September 30, 2026 and 2025, and $0.5 million for the nine months ended September 30, 2026 and 2025.

(4) INVENTORIES
The Company works closely with third parties to manufacture and package finished goods of our ifetroban study drug. Based on the arrangements with the manufacturer or packager, the Company will either take title to the finished goods at the time of shipment or at the time of arrival at the Company’s warehouses. The Company then holds such goods in inventory. These finished goods inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.
As of September 30, 2026, all branded product inventory was sold through the Strategic Transaction with only the ifetroban study drug representing the current inventory on hand.
At September 30, 2026 and December 31, 2025, the Company's net inventories consisted of the following:

	September 30, 2026	December 31, 2025

Raw materials and work in progress	$72,165	$9,832,293
Finished goods	—	5,646,315
Total	72,165	15,478,608
Non-current inventory	(42,230)	(40,879)
Total current inventory	29,935	15,437,729
Discontinued operations	—	(15,407,794)
Net current inventory from continuing operations	$29,935	$29,935

At September 30, 2026 and December 31, 2025, the Company's non-current inventories consisted of the following:

	September 30, 2026	December 31, 2025

Vibativ raw materials	$—	$4,883,895
Kristalose raw materials	—	2,261,500
Vaprisol raw materials	—	1,171,603
Sancuso raw materials	—	656,667
Acetadote raw materials	—	24,152
Ifetroban raw materials	42,230	40,879
Kristalose finished goods	—	85,204
Vibativ finished goods	—	16,429
Caldolor finished goods	—	112,761
Total non-current inventory	42,230	9,253,090
Discontinued operations	—	9,212,211
Net non-current inventories classified as continuing operations	$42,230	$40,879

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
On July 1, 2026, the Company signed an agreement with Apotex to sublease approximately 2,200 square feet of existing office space at Broadwest. The sublease is for a twelve (12) month period and pays the Company $16,000 per month which is included in sublease income.
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
Also included within the right-of-use assets are start up expenditures related to supply agreements associated with the active pharmaceutical ingredient and finished product for our ifetroban product. These expenditures of $2.8 million are classified as an embedded lease resulting in right-of-use assets and are included in continuing operations.
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
The weighted-average remaining lease term for the Broadwest Lease and Gateway Lease is 8.3 years and 8.9 years at September 30, 2026 and December 31, 2025, respectively. The weighted-average incremental borrowing rate used to discount the present value of the remaining lease payments for both leases is 9.34% and 9.36% at September 30, 2026 and December 31, 2025, respectively.

Lease Position
At September 30, 2026 and December 31, 2025, the Company's lease assets and liabilities were as follows:

Right-of-Use Assets	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$7,188,055	$5,781,728

Lease Liabilities	September 30, 2026	December 31, 2025
Operating lease current liabilities	$521,323	$467,774
Operating lease non-current liabilities	4,074,445	4,471,965
Total	$4,595,768	$4,939,739

As of September 30, 2026, cumulative future minimum sublease income under non-cancelable operating subleases totals approximately $0.1 million which includes the 90-day notice required for lease termination. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Maturity of Lease Liabilities at September 30, 2026	Operating Leases
2026	$230,107
2027	934,181
2028	740,791
2029	650,766
2030	667,049
After 2030	3,529,586
6,752,480
Less: Interest	2,156,712
Present value of lease liabilities	$4,595,768
Rent expense is recognized over the expected term of the lease, including renewal option periods, if applicable, on a straight-line basis as a component of general and administrative expense. Rent expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Rent expense	$360,989	$356,413	$1,064,115	$1,074,748

Sublease income	$206,356	$166,487	$536,665	$487,913

(6) SHAREHOLDERS’ EQUITY AND DEBT
Share repurchases
Cumberland currently has a share repurchase program available to repurchase its common stock pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In January 2019, the Company's Board of Directors established a $10 million repurchase program to replace the prior authorizations. On July 13, 2026, the Board authorized a new share repurchase program of up to $5 million, which replaced the January 2019 program. During the nine months ended September 30, 2026 and September 30, 2025, the Company repurchased 72,690 and 58,947 shares of common stock for approximately $0.3 million for each period. At September 30, 2026, there remains approximately $4.7 million available under the current repurchase program for common share repurchases.
Included in these repurchases, a total of 27,150 incentive stock options ("ISOs") were repurchased from past employees who exercised their ISOs and received cash for the net shares after covering the exercise price and federal withholding taxes. Another 27,000 ISOs were exercised from past employees with 13,461 repurchased for federal withholding taxes and the remaining 13,539 were issued as common shares.
Cash Dividend Declared
On July 13, 2026, the Company's Board of Directors authorized and declared a special cash dividend of $1.50 per share of common stock payable in cash to the Company’s shareholders of record as of July 23, 2026. The dividend was paid on July 31, 2026 in the amount of $22.5 million.
Share Sales
The Company filed an updated Form S-3 with the SEC in December 2023, which was declared effective December 26, 2023 (the "Current Registration Statement"). The Company entered into an agreement with H.C. Wainwright & Co., LLC ("H.C. Wainwright") to establish a new At the Market ("ATM") program under the Current Registration Statement. On March 20, 2024, the Company filed a related prospectus supplement in connection with the sale and issuance of shares having an aggregate gross sales price of up to $5.8 million. On February 5, 2025, the Company issued 1,000,000 shares under an ATM for an aggregate amount of $5.5 million. As a result of this transaction, deferred offering costs of $0.6 million related to the ATM were reclassified as a reduction of paid-in-capital. On February 14, 2025, the Company filed a prospectus supplement to amend the previous prospectus supplement to increase the maximum gross sales price from $5.8 million to $10 million. The Company intends to continue an ATM feature through H.C. Wainwright, that would allow the Company to issue additional shares of its common stock.
Restricted Share Grants and Incentive Stock Options
During the nine months ended September 30, 2026 and September 30, 2025, the Company issued 37,250 shares and 35,110 shares of restricted stock, respectively, to advisors and directors. Restricted stock issued to advisors generally cliff-vests on the fourth anniversary of the date of grant and for directors on the one-year anniversary of the date of grant. During the nine months ended September 30, 2026 and September 30, 2025, the Company also issued 173,000 and 182,150 incentive stock options, respectively, to employees that cliff-vest on the fourth anniversary of the date of grant, and are largely set to expire in 2036 and 2035, respectively.
Stock compensation expense is presented as a component of general and administrative expense in the condensed consolidated statements of operations as it relates to these restricted share grants and options. For the nine months ended September 30, 2026 and 2025, stock compensation expense was $0.2 million for each period. For the nine months ended September 30, 2026 and 2025, we recorded a credit of $49,247 and $7,001, respectively, to stock compensation expense related to the forfeiture of unvested incentive stock options.
Debt Agreement
On June 29, 2026, in connection with the closing of the Strategic Transaction, Cumberland terminated and repaid in full all outstanding obligations, approximately $5.2 million, due under the Revolving Credit Loan Agreement ("Loan Agreement") dated as of September 5, 2023 with Pinnacle Bank. In connection with the termination and repayment in full of all outstanding obligations under the Loan Agreement, all related liens and security interests were terminated, discharged and released.
As of December 31, 2025, the Company had $5.2 million in borrowings outstanding under its revolving credit facility.

(7) INCOME TAXES
The Company recorded no income tax provision or benefit for the three and nine months ended September 30, 2026, and for the same periods in 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets from continuing operations, as management concluded it is more likely than not that those assets will not be realized.
With the Strategic Transaction closing July 1, 2026, the Company recognized a pre-tax gain of $81.1 million, presented in discontinued operations. The Company utilized federal net operating loss ("NOL") carryforwards of approximately $47.9 million and state NOL carryforwards of approximately $3.3 million, each of which was previously subject to a full valuation allowance. Some of the federal and state NOLs generated after 2017 may offset only 80% of taxable income. For the three months ended September 30, 2026, the Company recorded income tax expense of $0.5 million consisting of a nominal amount of federal tax and the remaining being state tax. As a result, the valuation allowance was reduced by approximately $16.9 million in the period, and the related deferred tax benefit of the same amount was recorded in discontinued operations with no impact on discontinued operations overall tax expense.
As of September 30, 2026, the Company had approximately $14.0 million in federal net operating loss carryforwards remaining after the utilized amounts mentioned above. These have historically been used to significantly offset income tax obligations.
(8) COLLABORATIVE AGREEMENTS
Cumberland is a party to several collaborative arrangements with research institutions to identify and pursue promising pharmaceutical product candidates. The funding for these programs is primarily provided through SBIR/STTR programs and other grant awards. The Company has determined that these collaborative agreements do not meet the criteria for accounting under ASC Topic 808, Collaborative Arrangements. The agreements do not specifically designate each party’s rights and obligations to each other under the collaborative arrangements. Except for patent defense costs, expenses incurred by one party are not required to be reimbursed by the other party. Expenses incurred under these collaborative agreements are included in research and development expenses and funding received from grants are recorded as net revenues in the condensed consolidated statements of operations.
(9) COMMITMENTS AND CONTINGENCIES
The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

(10) SEGMENT REPORTING
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
The following table summarizes selected financial information of the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Transition services revenue	$1,950,000	$—	$1,950,000	$—
Net revenue	206,356	171,821	536,665	719,247
Total revenue	2,156,356	171,821	2,486,665	719,247
Costs and expenses:
Cost of transition services	1,062,266	—	1,062,266	—
Research and development	841,162	646,473	2,379,170	2,178,866
General and administrative	2,182,285	2,376,284	7,128,677	7,244,245
Amortization	7,125	5,586	21,276	17,430
Total costs and expenses	4,092,838	3,028,343	10,591,389	9,440,541
Operating loss	(1,936,482)	(2,856,522)	(8,104,724)	(8,721,294)
Interest income	822,886	131,583	961,802	384,781
Interest expense	(4,604)	(29)	(5,394)	(4,892)
Loss before income taxes	(1,118,200)	(2,724,968)	(7,148,316)	(8,341,405)
Income tax expense	(3,871)	(5,670)	(11,611)	(17,011)
Loss from continuing operations	(1,122,071)	(2,730,638)	(7,159,927)	(8,358,416)
Discontinued operations:
Gain on disposal of discontinued operations	81,092,578	—	81,092,578	—
Income tax expense on disposal of discontinued operations	(467,657)	—	(467,657)	—
Income (loss) from discontinued operations	(1,725,098)	781,592	(3,248,722)	6,922,347
Net income (loss)	77,777,752	(1,949,046)	70,216,272	(1,436,069)

(11) DISCONTINUED OPERATIONS
On July 1, 2026, the Strategic Transaction was closed and effected through the Apotex Agreement, dated as of April 22, 2026. Under the terms of the agreement, Apotex integrated Cumberland’s commercial products with their U.S. branded business for $100 million in cash consideration.
Following the closing of the Strategic Transaction, Cumberland retained its development programs, as well as its majority ownership in Cumberland Emerging Technologies.
Management concluded that the disposition of the commercial branded pharmaceutical products business represents a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the commercial products business has been presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations.
The held-for-sale and discontinued operations criteria of ASC 205-20-45-1E were met on June 24, 2026, the date the Company's shareholders approved the Strategic Transaction. Accordingly, the assets and liabilities of the commercial branded pharmaceutical products business have been presented separately in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and the results of that business have been presented as discontinued operations for all periods presented. These reclassifications had no effect on previously reported total assets, total liabilities, net income (loss) or total equity. Consistent with ASC 205-20-45-10, the assets and liabilities presented separately as of December 31, 2025, were not remeasured as though they had been held for sale as of that date.
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
The Company measured the disposal group at the lower of its carrying amount or fair value less costs to sell in accordance with ASC 360-10-35-43. Because fair value less costs to sell, determined by reference to the $100 million of cash consideration under the Apotex Agreement, exceeded the carrying amount of the net assets of the disposal group, no impairment loss was recognized upon classification as held for sale or as of September 30, 2026.
The Company recognized a material pre-tax gain related to the closing of the Strategic Transaction in the third quarter of 2026. The inventory reimbursement of up to $9.0 million is payable over the twelve months following closing.

Assets and Liabilities of Discontinued Operations

	September 30, 2026	December 31, 2025
ASSETS
Inventories, net	$—	$6,195,583
Prepaid and other current assets	191,731	1,791,110
Current assets held for sale/related to discontinued operations	$191,731	$7,986,693

Non-current inventories	$—	$9,212,211
Intangible assets, net	—	13,974,300
Goodwill (1)	—	914,000
Operating lease right-of-use assets	—	2,562,104
Other investment (2)	—	3,986,780
Assets held for sale/related to discontinued operations	$—	$30,649,395

LIABILITIES
Other investment liabilities (2)	$—	$5,074,504
Other current liabilities	—	2,005,000
Current liabilities held for sale/related to discontinued operations	$—	$7,079,504

Other long-term liabilities	$—	$2,195,278
Liabilities held for sale/related to discontinued operations	$—	$2,195,278
(1) Goodwill relates to Vibativ and Sancuso products.
(2) Liabilities that relate to the Company's equity investment in Talicia Holdings, Inc.

Income (Loss) from Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenues	$(641,142)	$8,120,542	$16,961,108	$30,123,533
Costs and expenses:
Cost of products sold	24,200	988,760	3,974,941	4,425,863
Selling and marketing	940,449	4,433,831	11,385,158	12,889,458
Research and development	36,796	606,894	1,376,511	1,837,976
General and administrative	89,305	195,783	432,915	665,751
Amortization	—	1,004,012	2,534,982	3,003,982
Interest expense	—	109,670	205,309	378,156
Other (income) expense	(6,794)	—	300,014	—
Total cost and expenses	1,083,956	7,338,950	20,209,830	23,201,186
Net income (loss)	(1,725,098)	781,592	(3,248,722)	6,922,347
Gain on disposal	81,092,578	—	81,092,578	—
Income tax expense on disposal	(467,657)	—	(467,657)	—
Net income (loss) from discontinued operations	$78,899,823	$781,592	$77,376,199	$6,922,347

Cash Flows from Discontinued Operations

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net changes in assets and liabilities:
Intangible assets, net	$—	$3,003,982
Inventories, net	—	1,065,272
Prepaid and other current assets	191,731	1,033,305
Investment in manufacturing	—	(304,735)
Other assets	—	1,714,623
Other current liabilities	—	1,346,141
Other long-term liabilities	—	(408,173)
Net cash provided by operating activities from discontinued operations	$191,731	$7,450,415

Cash flows from investing activities:
Proceeds from strategic transaction	$100,000,000	$—
Intangible assets, net	$(15,745)	$(57,952)
Investment in manufacturing	$—	$(866,828)
Accounts payable	$—	$18,198
Increase in cash surrender value of life insurance policies	$—	$(47,000)
Net cash provided by (used in) investing activities from discontinued operations	$99,984,255	$(953,582)

Cash flows from financing activities:
Cash settlement of contingent consideration	$—	$(1,031,197)

(12) TRANSITION SERVICES
Effective July 1, 2026, the Company and Apotex entered into the TSA Agreement where the Company will provide supply chain, distribution and commercial services, regulatory, accounting, IT and manufacturing support services to Apotex for 12 months, with one six-month renewal.
During the TSA term, the Company invoices customers in its own name for products sold and collects the cash on Apotex’s behalf. The Company acts as an agent for these sales. Each quarter, the Company pays Apotex a profit share equal to net sales less cost of goods sold. The Company is also responsible for paying government and commercial rebates and certain other deductions on these sales.
At September 30, 2026, the Company's balance sheet included the following amounts related to the TSA Agreement:

September 30, 2026
ASSETS
Accounts receivable - TSA, net	$10,373,965
Receivable from Apotex	10,617,805
$20,991,770
LIABILITIES
Payable to Apotex	$6,889,538
Other current liabilities - TSA	3,954,134
$10,843,672
These balances are presented as gross amounts as the TSA prohibits setoff of balances. For the three months ended September 30, 2026, cash inflows from Apotex were $2.1 million. Cash outflows to Apotex did not begin until October 2026.
Activities under the TSA are reported in continuing operations. They are treated in three ways:
•TSA service fees - These consist of $150,000 per month as an administrative fee, and $500,000 per month for sales, marketing coordination and promotional expenses. The Company acts as principal for these services. The fees are presented gross as transition services revenue, and the costs of providing the services, including third-party marketing costs, are presented as cost of transition services.
•Product sales on Apotex's behalf - The Company acts as agent for these sales and records no revenue, sales deductions or cost of sales for these activities.
•Third-party costs paid on Apotex’s behalf - These include logistics and other pass-through charges on Apotex’s sales. They are not reflected in the Company’s statement of operations.
For the three months ended September 30, 2026, the Company's statement of operations included the following amounts related to the TSA Agreement:

Three months ended September 30, 2026
Transition services revenue	$1,950,000

Cost of transition services	$1,062,266
The condensed consolidated statements of cash flows include cash flows of both continuing and discontinued operations.
Proceeds from the Strategic Transaction are presented as investing inflows, and repayment of the revolving credit loan is presented as a financing outflow. Inventory payment amounts settled through retained cost of goods sold, totaling $1.3 million for the period, are disclosed as non-cash operating activities. Cash flows under the TSA are operating cash flows of continuing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure regarding forward-looking statements
The following discussion contains certain forward-looking statements which reflect management’s current views of future events and operations. These statements involve certain risks and uncertainties, and actual results may differ materially from them. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ significantly from the results discussed in these forward-looking statements. Some important factors which may cause results to differ from expectations include: availability of additional debt and equity capital; market conditions at the time additional capital is required; the timing and outcome of our planned NDA submission for ifetroban and the FDA’s review of it; the results of our clinical trials; our ability to deploy the proceeds of the Strategic Transaction effectively; our performance under the TSA; management of our operations and generally unpredictable conditions in national and international markets. While forward-looking statements reflect our beliefs and best judgment based upon current information, they are not guarantees of future performance. Other important factors that may cause actual results to differ materially from forward-looking statements are discussed in the sections entitled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" of our Annual Report on Form 10-K for the year ended December 31, 2025, and our other filings with the SEC. We do not undertake to publicly update or revise any of our forward-looking statements, even in the event that experience or future changes indicate that the anticipated results will not be realized. The following presentation of management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q.

OVERVIEW
Our Business
Cumberland Pharmaceuticals Inc. ("Cumberland," the "Company," or as used in the context of "we," "us," or "our"), is an innovation-focused biopharmaceutical company developing new therapies to address unmet medical needs and improve patient outcomes. Earlier this year the Company completed the Strategic Transaction with Apotex Inc. to combine Cumberland’s approved brands and commercial organization with the Apotex branded U.S. business. Following the Strategic Transaction, Cumberland has sharpened its focus on advancing its proprietary clinical pipeline.
The Company's lead product candidate, ifetroban, is being evaluated across multiple Phase 2 clinical programs targeting serious conditions with limited treatment options. The programs include the treatment of Duchenne muscular dystrophy-associated cardiomyopathy, Systemic Sclerosis, Idiopathic Pulmonary Fibrosis, as well as the prevention of Cancer Metastasis.
Following the Strategic Transaction’s completion, Cumberland retained majority ownership in Cumberland Emerging Technologies (CET), which partners with academic institutions to identify and support the development of promising new product candidates.
We have announced positive results in a clinical study of our ifetroban product candidate in patients with cardiomyopathy associated with Duchenne muscular dystrophy (“DMD”). This rare, fatal genetic neuromuscular disease results in deterioration of the skeletal, heart and lung muscles. Following a pre-NDA meeting with the U.S. Food and Drug Administration (the “FDA”) this fall, we announced our decision to submit a New Drug Application (“NDA”) for ifetroban as a potential treatment for DMD-associated cardiomyopathy. The FDA granted our request for a rolling review of the application, and the program has previously received FDA Orphan Drug, Rare Pediatric Disease and Fast Track designations.
We have also completed a Phase 2a clinical trial evaluating our ifetroban product candidate in patients with Systemic Sclerosis or scleroderma, a debilitating autoimmune disorder characterized by diffuse fibrosis of the skin and internal organs. We recently announced top-line results showing that ifetroban was generally well tolerated, with a safety profile consistent with prior experience. Next steps include submitting the clinical study report to the FDA and completing correlative biomarker studies and cardiac imaging evaluations from patients in the open-label extension, which will inform our decision on further development.
Additionally, a Phase 2 study evaluating ifetroban in patients with Idiopathic Pulmonary Fibrosis (“IPF”), the most common form of progressive fibrosing interstitial lung disease, is actively enrolling at medical centers across the U.S. Favorable interim safety findings have been announced. We are evaluating a potential increase in the number of patients for this study, and the next milestone is interim efficacy results.
The Company, in collaboration with Vanderbilt Health, has completed a Phase 2a trial of ifetroban for the prevention of metastasis in patients with high-risk solid tumors. The study achieved its primary safety endpoint and identified favorable trends in decreased metastasis recurrence and metastasis-free survival. Based on these findings, we are developing plans for a follow-up study.

GROWTH STRATEGY
Cumberland's growth strategy is centered on creating long-term shareholder value by advancing its proprietary pipeline of differentiated product candidates while maintaining financial discipline. Key priorities include:
    Advancing our clinical development programs across multiple rare disease indications;
    Pursuing efficient regulatory pathways for therapies addressing significant unmet medical needs;
    Expanding the pipeline through Cumberland Emerging Technologies ("CET");
    Maintaining a strong balance sheet and operating with financial discipline; and
    Leveraging the Company's business and product development expertise to support its corporate objectives.
Specifically, we are seeking long-term, sustainable growth by:
•    Progressing our clinical pipeline and incubating future product opportunities at CET. We believe it is important to advance a pipeline of innovative new product opportunities, as we are doing through our ifetroban Phase 2 development programs. We are also supplementing our acquisitions and late-stage development activities with the early-stage product development activities at CET.
•    Leveraging our partnerships. We seek to collaborate with leading academic institutions, health care organizations and industry partners that complement our development capabilities. These relationships enable us to advance our clinical programs, expand our efforts and identify new opportunities to develop innovative therapies addressing significant unmet medical needs.
•    Managing our operations with financial discipline. Following the completion of our Strategic Transaction with Apotex, we have strengthened our balance sheet and enhanced our ability to support the continued advancement of our pipeline. We carefully manage our operating expenses, prioritize investments that create long-term value and seek to preserve the resources necessary to execute our strategic objectives while delivering sustainable value for shareholders.
RECENT DEVELOPMENTS
Strategic Transformation Outlined at the Nashville Health Care Conference
We outlined the next stage of our company’s evolution at the Nashville Health Care Council’s annual Sessions Conference, following the divestment of our commercial pharmaceutical brand portfolio. The Strategic Transaction provided significant financial resources to support our ongoing clinical development programs and sharpen our focus on advancing new therapies for significant unmet medical needs.
We featured our development efforts which are led by ifetroban, a first-in-class oral therapy in late-stage programs for Duchenne muscular dystrophy-associated cardiomyopathy, Systemic Sclerosis and Idiopathic Pulmonary Fibrosis. We also noted our investment in Cumberland Emerging Technologies, founded with Vanderbilt University and Launch Tennessee to advance promising academic discoveries toward the market, reaffirming our commitment to leading the growth of Nashville’s life sciences community.
New Mission Reflects Focus on Innovation
Following the Strategic Transaction, we completed a strategic planning process. The result is a refined mission statement that reflects our emphasis on innovation: Advancing new therapies that address significant unmet medical needs.
This mission guides our next chapter as an innovation-focused biopharmaceutical company developing new products for rare diseases. It centers our resources and expertise on advancing our clinical-stage pipeline, led by ifetroban, while continuing to build on our experience developing and delivering differentiated medicines for patients.

Plans to File New Drug Application for Ifetroban in DMD
We announced our decision to submit a New Drug Application (NDA) to the FDA for ifetroban as a potential treatment for the cardiomyopathy associated with Duchenne muscular dystrophy (DMD). It follows a pre-NDA meeting with the FDA this fall, during which the format and content of the planned submission were discussed including the needed reports and requested analysis. After that meeting, the FDA granted our request for a rolling review of the NDA, which allows completed sections of the application to be submitted for review before the entire application is filed.
The NDA submission will include data from our Phase 2 FIGHT DMD trial, which demonstrated a statistically significant 5.4 percentage point improvement in left ventricular ejection fraction (p=0.002) in the high-dose group compared with a control group of placebo-treated patients combined with propensity score-matched natural history patients. Findings also included a reduction in markers of cardiac damage.
The NDA will include data from two natural history databases of DMD patients, preclinical data published in the Journal of the American Heart Association, manufacturing information and a safety database that includes more than 1,400 subjects across approximately 30 clinical studies of ifetroban. The submission will also include additional analysis and data that FDA requested at the pre-NDA meeting including data from the clinical study’s open label extension. All patients who completed the twelve-month treatment period elected to continue receiving ifetroban in the open label extension, which was not part of the study’s primary efficacy analysis. The resulting twenty-four-month and thirty-six-month data is currently being gathered and monitored for analysis and reporting. The Company intends to include the data in the NDA, and have it presented at an appropriate scientific conference (similar to the twelve-month data announcement), as well as through a study publication.
Top-Line SSc Study Results
We recently announced top-line results from our Phase 2a ASSIST-SSc trial evaluating ifetroban in patients with Systemic Sclerosis (“SSc”), a debilitating autoimmune disease with no approved therapy for the underlying condition. Ifetroban was generally well tolerated, with a safety profile consistent with our prior experience, and no serious adverse event during the 12-month treatment period was assessed as related to study drug by the medical monitor.
As next steps, we plan to submit the clinical study report to the FDA and complete correlative biomarker studies using specimens collected during the trial, along with cardiac imaging evaluations from patients continuing in the open-label extension. These findings will inform our decision on further development of ifetroban in SSc.
SUMMARY
The completion of our Strategic Transaction marked a transformational milestone for Cumberland, strengthening our financial position and sharpening our focus on developing innovative therapies for patients with significant unmet medical needs. With a differentiated clinical pipeline led by ifetroban and a planned NDA submission in DMD, continued investment through Cumberland Emerging Technologies and a disciplined approach to capital allocation, we believe the Company is positioned to advance scientific innovation while creating long-term value for patients, health care providers and our shareholders. We remain committed to executing our development strategy and look forward to reporting our continued progress.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2026 compared to the three months ended September 30, 2025
The following table presents the unaudited interim statements of operations for continuing operations for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025	Change
Transition services revenue	$1,950,000	$—	$1,950,000
Net revenue	206,356	171,821	34,535
Total revenue	2,156,356	171,821	1,984,535
Costs and expenses:
Cost of transition services	1,062,266	—	1,062,266
Research and development	841,162	646,473	194,689
General and administrative	2,182,285	2,376,284	(193,999)
Amortization	7,125	5,586	1,539
Total costs and expenses	4,092,838	3,028,343	1,064,495
Operating income (loss)	(1,936,482)	(2,856,522)	920,040
Interest income	822,886	131,583	691,303
Interest expense	(4,604)	(29)	(4,575)
Loss before income taxes	(1,118,200)	(2,724,968)	1,606,768
Income tax expense	(3,871)	(5,670)	1,799
Loss from continuing operations	(1,122,071)	(2,730,638)	1,608,567
Discontinued operations:
Gain on disposal of discontinued operations	81,092,578	—	81,092,578
Income tax expense on disposal of discontinued operations	(467,657)	—	(467,657)
Income (loss) from discontinued operations	(1,725,098)	781,592	(2,506,690)
Income from discontinued operations	78,899,823	781,592	78,118,231
Net income (loss)	$77,777,752	$(1,949,046)	$79,726,798
Revenues. Revenues for the three months ended September 30, 2026, were $2.2 million compared to $0.2 million for the three months ended September 30, 2025. The $2.0 million increase is largely driven by transition service revenue associated with the Strategic Transaction.
The revenue from the branded products is classified as discontinued operations.
Cost of transition services. With the TSA beginning in the third quarter of 2026, the cost of transition services was $1.1 million for the three months ended September 30, 2026 and is attributable to discontinued operations.
Research and development. The research and development costs for the three months ended September 30, 2026, was $0.8 million, as compared to $0.6 million in the same period in 2025. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expense for the third quarter of 2026 was $2.2 million similar to $2.4 million for the same period in 2025.
Amortization. Amortization for the three months ended September 30, 2026 and 2025, totaled approximately $0.01 million related to intellectual property of our study drug.
Interest income. Interest income was $0.8 million for the third quarter of 2026 and $0.1 million for the prior year period. The increase is the result of investing the proceeds associated with the Strategic Transaction.

Gain on disposal of discontinued operations. The $81.1 million gain resulted from the July 1, 2026, closing of the Strategic Transaction. The $100 million in proceeds was reduced primarily by the book value of the assets.
Income tax expense on disposal of discontinued operations. The $0.5 million income tax expense resulted from the gain on disposal of discontinued operations.
The following table shows the primary components of our research and development expenses for the three months ended September 30, 2026 and 2025.

Research and Development Expenses	Three months ended September 30,
	2026	2025
External research and development expenses
Clinical development	$522,342	$322,958
Regulatory expenses	13,795	357,020
Other external	21,180	10,730
Total external expenses	557,317	690,708
Internal research and development expenses
Personnel costs	300,375	509,551
Other internal	20,266	53,108
Total internal expenses	320,641	562,659
Total research and development expenses	877,958	1,253,367
Discontinued operations	(36,796)	(606,894)
Research and development expenses from continuing operations	$841,162	$646,473

RESULTS OF OPERATIONS
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
The following table presents the unaudited interim statements of operations for continuing operations for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change
Transition services revenue	$1,950,000	$—	$1,950,000
Net revenue	536,665	719,247	(182,582)
Total revenue	2,486,665	719,247	1,767,418
Costs and expenses:
Cost of transition services	1,062,266	—	1,062,266
Research and development	2,379,170	2,178,866	200,304
General and administrative	7,128,677	7,244,245	(115,568)
Amortization	21,276	17,430	3,846
Total costs and expenses	10,591,389	9,440,541	1,150,848
Operating loss	(8,104,724)	(8,721,294)	616,570
Interest income	961,802	384,781	577,021
Interest expense	(5,394)	(4,892)	(502)
Loss before income taxes	(7,148,316)	(8,341,405)	1,193,089
Income tax expense	(11,611)	(17,011)	5,400
Loss from continuing operations	(7,159,927)	(8,358,416)	$1,198,489
Discontinued operations:
Gain on disposal of discontinued operations	81,092,578	—	81,092,578
Income tax expense on disposal of discontinued operations	(467,657)	—	(467,657)
Income (loss) from discontinued operations	(3,248,722)	6,922,347	(10,171,069)
Income from discontinued operations	77,376,199	6,922,347	70,453,852
Net income (loss)	$70,216,272	$(1,436,069)	$71,652,341
Revenues. Revenues for the nine months ended September 30, 2026, were $2.5 million compared to $0.7 million for the nine months ended September 30, 2025. The $1.8 million increase is largely driven by transition service revenue associated with the discontinued operations.
The revenue from the branded products is classified as discontinued operations.
Cost of transition services. With the TSA beginning in the third quarter of 2026, the cost of transition services was $1.1 million for the three months ended September 30, 2026 and is attributable to discontinued operations.
Research and development. The research and development costs were $2.4 million for the first nine months of 2026 approximately as compared to $2.2 million for the same period last year. A portion of our research and development costs is variable as we continue to fund the ongoing clinical initiatives associated with our pipeline product candidates. These variable costs depend on the number of active trials, study sites and patients as well as the cost per patient in each of our clinical programs.
General and administrative. The general and administrative expenses for the nine months ended September 30, 2026, was $7.1 million compared to $7.2 million during the nine months ended September 30, 2025.
Amortization. Amortization for the nine months ended September 30, 2026, and nine months ended September 30, 2025, totaled approximately $0.02 million related to intellectual property of our study drug.
Interest income. The income tax expense for the nine months ended September 30, 2026 and 2025, was $1.0 million and $0.4 million, respectively. The increase is the result of receiving $100 million for the divestiture of the assets associated with the Strategic Transaction.

Gain on disposal of discontinued operations. This $81.1 million gain resulted from the July 1, 2026, closing of the Strategic Transaction. The $100 million in proceeds was reduced primarily by the book value of the assets.
Income tax expense on disposal of discontinued operations. The $0.5 million income tax expense resulted from the gain on disposal of discontinued operations.
As of September 30, 2026, the Company had approximately $14.0 million in federal net operating loss carryforwards remaining after the utilized amounts mentioned above. These have historically been used to significantly offset income tax obligations. For the tax year 2026, the Company expects to utilize these net operating loss carryforwards to offset the tax liability associated with the $81.1 million taxable gain.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the nine months ended September 30, 2026 and 2025.

Research and Development Expenses	Nine months ended September 30,
	2026	2025
External research and development expenses
Clinical development	$1,425,141	$1,235,616
Regulatory expenses	862,282	1,072,175
Other external	55,450	39,425
Total external expenses	2,342,873	2,347,216
Internal research and development expenses
Personnel costs	1,293,369	1,524,960
Other internal	119,439	144,666
Total internal expenses	1,412,808	1,669,626
Total research and development expenses	3,755,681	4,016,842
Discontinued operations	(1,376,511)	(1,837,976)
Research and development expenses from continuing operations	$2,379,170	$2,178,866

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
Following the closing of the Strategic Transaction on July 1, 2026, our primary sources of liquidity are our cash and cash equivalents, the $100.0 million of proceeds received from Apotex, interest income earned on those proceeds, the inventory reimbursement of up to $9.0 million payable over the twelve months following closing, and grant funding at Cumberland Emerging Technologies. Our continuing operations do not generate product revenues and we expect them to use cash to fund operations for the foreseeable future. We believe that our internally generated cash flows, existing working capital and the proceeds from the Strategic Transaction will be adequate to finance internal growth, finance business development initiatives and fund capital expenditures for the foreseeable future.
Working capital was $70.2 million as of September 30, 2026, compared to $0.3 million as of December 31, 2025. Working capital attributable to continuing operations was $70.0 million as of September 30, 2026. The increase was primarily due to higher cash balances resulting from the proceeds of the Strategic Transaction, which closed July 1, 2026. The revolving credit facility with Pinnacle Bank was repaid in full and terminated on June 29, 2026, and accordingly no borrowing availability existed as of September 30, 2026.
The Company received $100.0 million of cash consideration at the closing of the Strategic Transaction on July 1, 2026, and is entitled to receive an inventory reimbursement of up to $9.0 million over the twelve months following closing. On July 31, 2026, the Company paid a special cash dividend of $1.50 per share, or approximately $22.5 million in the aggregate to shareholders of record as of July 23, 2026. The Board also authorized an open-market share repurchase program of up to $5.0 million, which replaced the prior share repurchase program. After giving effect to these transactions, the Company believes its cash and cash equivalents are sufficient to fund its operations and product development programs for at least the twelve months following the date these financial statements are issued.
The following table summarizes our liquidity and working capital as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$80,581,021	$11,444,693

Working capital (current assets less current liabilities)	$70,231,153	$315,348
Current ratio (multiple of current assets to current liabilities)	3.0	1.0

Working capital, continuing operations	$70,039,422	$(591,841)
Working capital, discontinued operations	$191,731	$907,189

Revolving line of credit availability	$—	$9,759,267

The following table summarizes our net changes in cash and cash equivalents for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(942,253)	$4,929,497
Investing activities	98,095,906	(1,633,159)
Financing activities	(28,017,325)	(6,063,778)
Net increase (decrease) in cash and cash equivalents	$69,136,328	$(2,767,440)

Net increase (decrease) in cash and cash equivalents, continuing operations	$(31,039,658)	$(8,233,076)
Net increase in cash and cash equivalents, discontinued operations	$100,175,986	$5,465,636
The net $69.1 million increase in cash and cash equivalents for the nine months ended September 30, 2026, was primarily attributable to $98.1 million of cash used in investing activities partially offset by $0.9 million of cash used in operating activities partially offset by $28.0 million of cash used in financing activities.
Cash used in operating activities totaled $0.9 million for the nine months ended September 30, 2026, is primarily driven by $70.2 million of net income, partially offset by the gain on the disposal of discontinued operations of $80.6 million and $0.2 million provided by discontinued operations.
Cash used in investing activities totaled $98.1 million, including $100 million in proceeds from the Strategic Transaction partially offset by $1.8 million used in continuing operations, primarily reflecting increased investment in manufacturing.
Cash used in financing activities totaled $28.0 million for the nine months ended September 30, 2026, primarily due to $22.5 million in cash dividends paid and repayment of $5.2 million on the line of credit.
For the nine months ended September 30, 2025, the net $2.8 million decrease in cash and cash equivalents was primarily attributable to $6.1 million of cash used in financing and $1.6 million used in investing activities, partially offset by $4.9 million of cash provided by operating activities.
Debt Agreement
On June 29, 2026, in connection with the closing of the Strategic Transaction with Apotex, Cumberland terminated and repaid in full all outstanding obligations, approximately $5.2 million, due under the Loan Agreement dated as of September 5, 2023 with Pinnacle Bank. In connection with the termination and repayment in full of all outstanding obligations under the Loan Agreement, all related liens and security interests were terminated, discharged and released.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2026 and 2025, we did not engage in any off-balance sheet arrangements.

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
During the three months ended September 30, 2026, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on our cash on deposit in highly-liquid money market accounts. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage exposure to interest rate changes. The main objective of our cash investment activities is to preserve principal while maximizing interest income through low-risk investments.
We believe that our interest rate risk related to our cash and cash equivalents is not material. The risk related to interest rates for these accounts would produce less income than expected if market interest rates fall. Based on current interest rates, we do not believe we are exposed to significant downside risk related to a change in interest on our money market accounts at September 30, 2026.
Exchange Rate Risk
While we operate primarily in the United States, we are exposed to foreign currency risk. Currently, we do not utilize financial instruments to hedge exposure to foreign currency fluctuations. We believe our exposure to foreign currency fluctuation is minimal as our purchases in foreign currency have a maximum exposure of 90 days based on invoice terms with a portion of the exposure being limited to 30 days based on the due date of the invoice. Foreign currency exchange gains and losses were immaterial for the nine months ended September 30, 2026 and 2025. Neither a five percent increase nor decrease from current exchange rates would have a material effect on our operating results or financial condition.
Item 1. Legal Proceedings
The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9.

Item 1A. Risk Factors.
Risk Factor Summary
Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report on Form 10-Q prior to investing in our common stock. These risks are discussed more fully below. We have restated and revised our risk factors for material updates for this quarter, where appropriate, from those included in our Annual Report on Form 10-K dated and filed with the SEC on March 9, 2026. These risks and uncertainties include, but are not limited to, the following:
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
•Our business is subject to stringent government regulations, it must adhere to numerous complex pieces of legislation, and all of our product candidates face regulatory challenges, including risks that the FDA may refuse to file or approve an NDA, require additional studies or data, or impose limitations on any approved label.
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
•We may attempt to develop internationally and license our product candidates globally, as well as invest in other businesses or joint ventures, all of which may be unsuccessful, divert our management’s attention and harm our operating results and prospect.
Our business depends on the successful development and commercialization of our product candidates. Our ability to generate product revenue will depend on the successful clinical development, registration and eventual commercialization of our product candidates. The risk factors described below and throughout this report should be carefully considered and could materially affect our business. There are also risks that are not presently known or not presently material, as well as the other information set forth in this report that could materially affect our business. In addition, in our periodic filings with the SEC, press releases and other statements, we discuss estimates and projections regarding our future performance and business outlook. By their nature, such “forward-looking statements” involve known and unknown risks, uncertainties and other factors that in some cases are out of our control. For a further discussion of forward-looking statements, please refer to the section entitled “Special Note Regarding Forward-Looking Statements.” These factors could cause our actual results to differ materially from our historical results or our present expectations and projections. These risk factors and uncertainties include, but are not limited to the following:

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
Inflation rates have fluctuated in recent periods. If our costs, in particular costs related to clinical trial expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition. In response to inflationary pressures, the Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to the increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in 2024 and 2025, it increased said rate in September 2026 and could raise the federal funds rate in the future impacting interest rates in the credit markets and the possibility of slowing economic growth. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, ongoing international conflicts and employee availability and wage increases.
The United States and other countries have recently begun imposing new tariffs on international trade. While pharmaceuticals have been largely exempt from these recently imposed U.S. tariffs, such exemptions may be removed in the future, which could have a material adverse effect on our business.
We recently completed the divestiture of all of our FDA-approved commercial products, fundamentally transforming our company from a commercial-stage pharmaceutical company into a clinical-stage development company with no approved products and no product revenue.
On July 1, 2026, we completed the divestiture of our FDA-approved products to certain affiliates of Apotex Inc. for aggregate cash consideration of $100 million (the “Strategic Transaction”). As a result, we no longer have any FDA-approved products, we no longer generate product revenue, and we have transitioned from a commercial-stage pharmaceutical company to a clinical-stage development company focused on advancing existing and prospective product candidates through clinical trials and regulatory approvals. We retained the assets associated with our existing product candidates and our majority ownership position in Cumberland Emerging Technologies, Inc.
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
Following the completion of the Strategic Transaction, our business is entirely dependent on the successful development and commercialization of our product candidates. None of these product candidates have been approved by the FDA for marketing, and these product candidates are subject to significant risks associated with drug development. Drug development is a long, expensive and inherently uncertain process with a risk of failure at every stage, and results of earlier studies and trials may not be predictive of future trial results.
The FDA has cleared our INDs for the ifetroban product candidates as we evaluate them as treatments for these conditions. However, there can be no assurance that our ongoing or planned clinical trials will produce results sufficient to support regulatory approval. Delays in the enrollment and completion of our clinical studies could significantly delay any potential commercial launch and affect our product development costs. Moreover, results from clinical studies may not be favorable. Even if clinical results are positive, the FDA may require additional studies, impose onerous conditions on approval, or decline to approve our product candidates altogether. The regulatory approval process is expensive, lengthy and uncertain, and we may not receive approval to market any of our product candidates.
In October 2026, we announced plans to submit an NDA to the FDA for ifetroban as a treatment for the cardiomyopathy associated with DMD. The planned NDA submission is expected to include, among other things, data from our FIGHT DMD™ clinical study and its ongoing open-label extension, comparison data from two natural history databases, preclinical data, manufacturing information and a safety database. There can be no assurance that we will complete the NDA submission on our expected timeline or at all, that the FDA will accept the NDA for filing, or that the FDA will approve ifetroban based on the data submitted.
Although the FDA granted our request for rolling review of the NDA, rolling review does not guarantee that the FDA will accept any portion of the NDA for filing, complete its review more quickly, or approve ifetroban. The FDA previously suggested a Phase 3 randomized, placebo-controlled trial and raised questions regarding the Phase 2 study results, including the suitability of the LVEF endpoint, comparator-related issues and the statistical analysis plan. During the pre-NDA process, the FDA also expressed concerns about whether the proposed data package would be sufficient to satisfy the substantial-evidence standard for approval and requested additional analysis and other supporting information. The FDA may not agree with our interpretation of FDA meeting minutes or outcomes, may determine that our natural-history comparator or statistical methods are inadequate, may require a Phase 3 trial or other additional clinical, nonclinical, statistical, manufacturing data, may issue a complete response letter, may impose labeling restrictions or post-marketing requirements, or may refuse to approve ifetroban, any of which could significantly delay or prevent approval and require substantial additional capital.
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
As of September 30, 2026, we had 30 employees. We may need to continue to expand our managerial, operational, financial and other resources in order to continue our business development and product development activities and commercialize our product candidates. We may experienced growth and increased expenses in the scope of our operations in connection with the development of our products candidates. Our financial performance will depend, in part, on our ability to manage any such growth and expenses of the current organization effectively.

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
Like all pharmaceutical companies conducting clinical trials, we are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA"). All new drugs must be the subject of an FDA-approved new drug application ("NDA”) before they may be marketed in the United States. An NDA must contain extensive clinical, nonclinical, manufacturing, labeling and other information sufficient to permit FDA review and to demonstrate safety and effectiveness for the proposed use. The FDA has substantial discretion in determining whether to accept an NDA for filing and whether to approve it, and acceptance for filing, if it occurs, would only mean that the application is sufficiently complete for substantive review and would not indicate that the FDA has determined that the product candidate is approvable. The FDA may require us to conduct additional preclinical or clinical testing, provide additional analyses or manufacturing information, agree to labeling limitations, complete post-marketing studies or satisfy other conditions before or after approval. The approval process may also be delayed by changes in government regulations, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may delay commercialization of our product candidates, impose costly procedures on us, diminish any competitive advantages that we may otherwise enjoy, and adversely affect our business, results of operations and financial condition.
We must comply with the Foreign Corrupt Practices Act.
We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. If our competitors engage in these practices, they may receive preferential treatment from officials or agencies in some countries, giving our competitors an advantage in securing business from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We have established formal policies and procedures for prohibiting or monitoring this conduct, but we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.
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
In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information and could apply to our operations or the operations of our collaborators and third-party providers. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, the California Consumer Privacy Act, or CCPA, was enacted in 2018 and became effective in 2020. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. These changes may lead to additional costs and increase our overall risk exposure.

We may be subject to laws and regulations governing our use of Artificial Intelligence.
The use of Artificial Intelligence (“AI”) in health care, and particularly the drug development process, continues to increase and evolve. While there currently is no Federal law governing the use of AI in health care or otherwise, several states and Federal agencies use existing regulations to govern the use of AI and enforce related privacy violations, and it is possible that governing legislation and regulations may be forthcoming given that President Trump has issued multiple AI-related Executive Orders, including an AI Action Plan on July 23, 2025 through Executive Order, “Promoting the Export of the American AI Technology Stack,” and a December 11, 2025 Executive Order, “Ensuring a National Policy Framework for Artificial Intelligence.”
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
In addition to patents, we rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation where we do not believe patent protection is appropriate or attainable. We have entered into confidentiality agreements with certain key employees and consultants pursuant to which such employees and consultants must assign to us any inventions relating to our business if made by them while they are our employees or consultants. Confidentiality agreements can be breached, though, and we might not have adequate remedies for any breach. Also, others could acquire or independently develop similar technology.
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
Following the completion of the Strategic Transaction, we do not expect to generate product revenue for the foreseeable future. Our operating results will depend primarily on the timing and costs of our clinical trials and other development activities. Potential causes of future fluctuations in our operating results may include:
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

We will need to deploy the cash proceeds from the Strategic Transaction to fund our clinical development programs, and our existing resources may not be sufficient to fund all of our planned activities. We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate certain product development or commercialization efforts.
We received $100 million in cash proceeds from the Strategic Transaction, which we intend to use to fund the development of our product candidates, our operations, and for general corporate purposes. Based on our current development plans, we believe these proceeds, together with anticipated interest income, will be sufficient to fund our operations for the foreseeable future. However, drug development is expensive and unpredictable, and our clinical programs may require significantly more capital than currently anticipated due to unforeseen complications, delays, the need for additional clinical trials, additional analyses, manufacturing work, regulatory interactions, preparation for potential commercialization or other NDA submission-related activities. If our cash resources are insufficient to fund our development programs to completion, we may need to raise additional capital through equity or debt financings, strategic alliances, licensing arrangements, or other sources. Additional funding may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may be required to delay, reduce, or eliminate one or more of our clinical development programs.
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
RISKS RELATED TO OWNING OUR STOCK
The market price of our common stock has fluctuated and may fluctuate substantially, and stock price volatility may expose us to securities litigation.
The market price of our common stock may decline below current levels and is likely to be highly volatile and may fluctuate substantially. Following our recent public announcements regarding ifetroban clinical and regulatory developments, the market price of our common stock declined significantly. The market price of our common stock may be affected by many factors, including our clinical trial results, regulatory interactions, investor perceptions of the likelihood, timing and outcome of any NDA submission or FDA review, our need for additional capital, sales of a substantial number of shares of our common stock in the public market or the perception that these sales may occur, and broader market or industry conditions.
The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. Following periods of volatility or declines in the market price of a company’s securities, securities class action litigation, stockholder derivative litigation or regulatory inquiries have often been instituted against companies, including pharmaceutical and biotechnology companies. Any such securities litigation, investigation or related proceeding brought against us could result in substantial costs, harm our reputation, increase insurance and indemnification expenses and divert management’s attention and resources, which could negatively impact our business, operating results and financial condition.
Unstable market conditions may have serious adverse consequences on our business.
Our general business strategy may be adversely affected by unpredictable and unstable market conditions. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are dilutive to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficult economic circumstances, which would directly affect our ability to attain our operating goals on schedule and on budget. The equity and lending markets have been and will most likely continue to be negatively impacted for an unknown period of time due to global events.

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
We currently have a share repurchase program to purchase up to $5 million of our common stock pursuant to Rule 10b-18 of the Exchange Act. In January 2019, our Board of Directors established a $10 million repurchase program to replace the prior authorizations for repurchases of our outstanding common stock.
On July 13, 2026, the Board authorized an open-market share repurchase program of up to $5 million in Cumberland shares of common stock over time. This replaces the previous share repurchase program established in January 2019 that allowed $10 million of share repurchases, of which $2.1 million remained available.
The following table summarizes the activity, by month, during the three months ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Publicly Announced Plans or Programs
July	—	—	—	$5,000,000
August	886	8.53	886	4,992,440
September	51,559	4.88	51,559	4,740,654
Total	52,445

Item 5. Other Information
Rule 10b5-1 Trading Plans
The following officers and directors of the Company adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plans became effective during the three months ended September 30, 2026. The material items of the trading plan are set forth in the table below:

Name of the Director or Officer	Title of the Director or Officer	Date of Adoption	Duration of the Trading Plan	Maximum Dollar Amount to be Used in the Purchase of the Securities
A.J. Kazimi	Chief Executive Officer	August 14, 2026	November 19, 2026 - November 19, 2027	$25,000
Kenneth J. Krogulski	Director	August 14, 2026	November 19, 2026 - November 19, 2027	$50,000
Jamie R. Jones	Director	August 14, 2026	November 19, 2026 - November 19, 2027	$20,000
Caroline R. Young	Director	August 14, 2026	November 19, 2026 - November 19, 2027	$10,000
Joseph C. Galente	Director	August 14, 2026	November 19, 2026 - November 19, 2027	$35,000

Item 6. Exhibits

No.		Description

2.1
Amendment No. 1 to the Asset Purchase Agreement, dated as of July 1, 2026, by and between Cumberland Pharmaceuticals Inc. and Nuvo Pharmaceuticals (Ireland) DAC, incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026.

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

Cumberland Pharmaceuticals Inc.

Date:	November 13, 2026	By:	/s/ John Hamm
John Hamm
Chief Financial Officer and Duly Authorized Officer